Form 10QSB
period 2003-09-30
SPECTRUM SCIENCES & SOFTWARE HOLDINGS INC
filed 2003-12-03
CIK 1229195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR  THE  QUARTERLY  PERIOD  ENDED:  September  30,  2003

          OR

     [ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934

              For the transition period from ________ to __________


                  Commission file number ______________________


                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                     ---------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)


            DELAWARE                                            80-0025175
 ------------------------------                            --------------------
  (State  or  other  jurisdiction                                (IRS  Employer
of  incorporation or organization)                           Identification No.)


                               91 HILL AVENUE NW,
                        FORT WALTON BEACH, FLORIDA 32548
                    (Address of principal executive offices)
                                   (Zip Code)


                    Issuer's telephone number (850) 796-0909


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [  ]

As of November 12, 2003 there were 18,851,000 shares of the registrant's common stock, par value $0.0001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [  ]    No  [X]

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
               SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS



Special  Note  Regarding  Forward  Looking  Statements

                         PART I - FINANCIAL INFORMATION

                                                                                             PAGE
                                                                                             ----
Item  1.  Financial  Statements
          Consolidated Balance Sheet as  of  September  30,  2003 (unaudited)                   4

          Consolidated  Statements  of  Operations for the three months
           ended  September  30,  2003  and  2002  (unaudited)                                  5

          Consolidated  Statements  of  Operations for the nine months
           ended  September  30,  2003  and  2002  (unaudited)                                  6

          Consolidated  Statements  of  Cash  Flows  for  the  nine  months
           ended  September  30,  2003  and  2002  (unaudited)                                  7

          Notes  to  Consolidated  Financial  Statements  (unaudited)                           8

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations                    15
Item  3.  Controls  and  Procedures                                                            19

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings                                                                   20
Item  2.  Changes  in  Securities                                                              21
Item  3.  Defaults in Senior Securities                                                        21
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders                          21
Item  5.  Other  Information                                                                   21
Item  6.  Exhibits  and  Reports  on  Form  8-K                                                21

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  or  Plan  of  Operations."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                                  Balance Sheet
                               September 30, 2003
                                   (Unaudited)


                                             ASSETS
                                             ------

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   211,782
  Receivables, net . . . . . . . . . . . . . . . . . . . . . . .    1,823,670
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .      257,860
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .       74,529
                                                                  ------------

      Total current assets . . . . . . . . . . . . . . . . . . .    2,367,841

Property and equipment, net. . . . . . . . . . . . . . . . . . .    2,027,254
Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . .       49,115
Cash surrender value of life insurance . . . . . . . . . . . . .       19,701
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       14,690
                                                                  ------------

      Total assets . . . . . . . . . . . . . . . . . . . . . . .  $ 4,478,601
                                                                  ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $ 1,068,858
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .      757,189
  Contract deposits. . . . . . . . . . . . . . . . . . . . . . .      137,668
  Bank lines of credit . . . . . . . . . . . . . . . . . . . . .      762,787
  Current portion of long-term debt. . . . . . . . . . . . . . .    1,892,273
  Due to related parties . . . . . . . . . . . . . . . . . . . .      805,021
  Income taxes payable . . . . . . . . . . . . . . . . . . . . .       91,825
                                                                  ------------

      Total current liabilities. . . . . . . . . . . . . . . . .    5,515,621

Long-term liabilities:
  Notes payable, net of current portion. . . . . . . . . . . . .        2,656
                                                                  ------------

      Total liabilities. . . . . . . . . . . . . . . . . . . . .    5,518,277

Shareholders' deficit:
  Common stock, $0.0001 par value; 80,000,000 shares authorized,
    18,844,000 shares issued and outstanding . . . . . . . . . .        1,884
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (1,041,560)
                                                                  ------------

      Total shareholders' deficit. . . . . . . . . . . . . . . .   (1,039,676)
                                                                  ------------

      Total liabilities and shareholders' deficit. . . . . . . .  $ 4,478,601
                                                                  ============

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                      Consolidated Statements of Operations
             For the three months ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                2003          2002
                                                            ------------  ------------
Revenues earned. . . . . . . . . . . . . . . . . . . . . .  $ 3,287,609     2,932,782

Cost of revenues earned. . . . . . . . . . . . . . . . . .    2,729,784     3,008,273
                                                            ------------  ------------

    Gross profit . . . . . . . . . . . . . . . . . . . . .      557,825       (75,491)

Operating expenses . . . . . . . . . . . . . . . . . . . .      369,035       177,736
                                                            ------------  ------------

    Income (loss) from operations. . . . . . . . . . . . .      188,790      (253,227)

Other income and expense:
  Interest income. . . . . . . . . . . . . . . . . . . . .           25           700
  Building rent. . . . . . . . . . . . . . . . . . . . . .       45,351        45,430
  Other income . . . . . . . . . . . . . . . . . . . . . .        1,078       (33,430)
  Interest expense . . . . . . . . . . . . . . . . . . . .      (61,665)      (76,278)
  Other expenses . . . . . . . . . . . . . . . . . . . . .       (2,749)        3,097
                                                            ------------  ------------

    Total other income (expense) . . . . . . . . . . . . .      (17,960)      (60,481)

Net income (loss) from continuing operations . . . . . . .      170,830      (313,708)

Discontinued operations:
  Loss on disposal of yacht manufacturing segment. . . . .            -       (79,325)
                                                            ------------  ------------

    Income (loss) before cumulative effect of
      accounting change. . . . . . . . . . . . . . . . . .      170,830      (393,033)

  Cumulative effect of accounting change for
    SFAS No. 142 . . . . . . . . . . . . . . . . . . . . .            -             -
                                                            ------------  ------------

      Net income (loss) before provision for income taxes.      170,830      (393,033)

Provision for income taxes . . . . . . . . . . . . . . . .        7,130             -
                                                            ------------  ------------

      Net income (loss). . . . . . . . . . . . . . . . . .  $   163,700      (393,033)
                                                            ============  ============

Weighted average common shares outstanding . . . . . . . .   18,844,000    16,244,000
                                                            ============  ============

Basic and diluted earnings (loss) per share. . . . . . . .  $      0.01   $     (0.02)
                                                            ============  ============

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                Consolidated Statements of Operations, Continued
              For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                2003          2002
                                                            ------------  ------------
Revenues earned. . . . . . . . . . . . . . . . . . . . . .  $10,003,999     8,554,546

Cost of revenues earned. . . . . . . . . . . . . . . . . .    8,783,358     8,470,276
                                                            ------------  ------------

    Gross profit . . . . . . . . . . . . . . . . . . . . .    1,220,641        84,270

Operating expenses . . . . . . . . . . . . . . . . . . . .      949,649       450,534
                                                            ------------  ------------

    Income (loss) from operations. . . . . . . . . . . . .      270,992      (366,264)

Other income and expense:
  Interest income. . . . . . . . . . . . . . . . . . . . .          274         2,682
  Building rent. . . . . . . . . . . . . . . . . . . . . .      136,053       136,132
  Other income . . . . . . . . . . . . . . . . . . . . . .       (9,250)      (32,111)
  Interest expense . . . . . . . . . . . . . . . . . . . .     (211,059)     (243,868)
  Other expenses . . . . . . . . . . . . . . . . . . . . .      (11,585)      (17,865)
                                                            ------------  ------------

    Total other income (expense) . . . . . . . . . . . . .      (95,567)     (155,030)

Net income (loss) from continuing operations . . . . . . .      175,425      (521,294)

Discontinued operations:
  Loss on disposal of yacht manufacturing segment. . . . .            -      (407,250)
                                                            ------------  ------------

    Income (loss) before cumulative effect of
      accounting change. . . . . . . . . . . . . . . . . .            -      (928,544)

  Cumulative effect of accounting change for
    SFAS No. 142 . . . . . . . . . . . . . . . . . . . . .            -       (91,022)
                                                            ------------  ------------

      Net income (loss) before provision for income taxes.      175,425    (1,019,566)

Provision for income taxes . . . . . . . . . . . . . . . .       42,710             -
                                                            ------------  ------------

      Net income (loss). . . . . . . . . . . . . . . . . .  $   132,715    (1,019,566)
                                                            ============  ============

Weighted average common shares outstanding . . . . . . . .   18,844,000    16,244,000
                                                            ============  ============

Basic and diluted earnings (loss) per share. . . . . . . .  $      0.01   $     (0.06)
                                                            ============  ============

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                    2003        2002
                                                                 ----------  -----------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $ 132,715   (1,019,565)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . .    107,550       96,187
    Restatement . . . . . . . . . . . . . . . . . . . . . . . .          -      (92,065)
    Amortization. . . . . . . . . . . . . . . . . . . . . . . .      1,332       37,943
    Cumulative effect of accounting change. . . . . . . . . . .          -            -
    Gain on disposal of assets. . . . . . . . . . . . . . . . .    (18,000)           -
    Impairment of goodwill. . . . . . . . . . . . . . . . . . .    145,974            -
  Discontinued operations:
    Provision for doubtful accounts . . . . . . . . . . . . . .          -      407,250
  (Increase) decrease in:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . .    261,118      758,005
    Inventories . . . . . . . . . . . . . . . . . . . . . . . .     33,485     (148,965)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .    (65,536)     (12,185)
    Deferred tax asset. . . . . . . . . . . . . . . . . . . . .    (49,115)           -
    Other assets. . . . . . . . . . . . . . . . . . . . . . . .      1,000         (500)
    Cash value of life insurance. . . . . . . . . . . . . . . .          -            -
    Increase (decrease) in:
      Accounts payable. . . . . . . . . . . . . . . . . . . . .   (550,723)     134,238
      Accrued expenses. . . . . . . . . . . . . . . . . . . . .      6,450        6,440
      Contract deposits . . . . . . . . . . . . . . . . . . . .    (36,267)      (2,649)
      Corporate taxes payable . . . . . . . . . . . . . . . . .     91,825            -
                                                                 ----------  -----------

        Net cash flows from operating activities. . . . . . . .     61,808      164,134

Cash flows from investing activities:
  Proceeds from sale of assets. . . . . . . . . . . . . . . . .     18,000            -
  Purchase of property and equipment. . . . . . . . . . . . . .    (62,855)           -
                                                                 ----------  -----------

        Net cash used in from investing activities. . . . . . .    (44,855)           -

Cash flows from financing activities:
  Principal payments on notes payable and lines of credit . . .   (549,108)    (175,996)
  Proceeds from amount due to related party . . . . . . . . . .    171,735            -
  Repayments on due to related party. . . . . . . . . . . . . .    (70,585)           -
                                                                 ----------  -----------

        Net cash used in financing activities . . . . . . . . .   (447,958)    (175,996)
                                                                 ----------  -----------

        Net decrease in cash. . . . . . . . . . . . . . . . . .   (431,005)     (11,862)

Cash at beginning of  period. . . . . . . . . . . . . . . . . .    642,787      344,537
                                                                 ----------  -----------

Cash at end of  period. . . . . . . . . . . . . . . . . . . . .  $ 211,782      332,675
                                                                 ==========  ===========

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

(A)     ORGANIZATION  AND  NATURE  OF  BUSINESS

Silva Bay International, Inc., a Delaware corporation, was formed in 1998 for the purpose of locating and recovering rare and valuable aircraft. Silva Bay International, Inc. had no operations and no revenue from inception in 1998 to the time of the acquisition of Spectrum Sciences & Software, Inc. in April, 2003.

On April 2, 2003, Silva Bay International, Inc. acquired Spectrum Sciences & Software, Inc., a Florida corporation, in exchange for the issuance of 2,500,000 shares of common stock (taking into account the forward two for one stock split of April 9, 2003) (see Note 3). Spectrum Sciences & Software, Inc. is now the wholly owned subsidiary of Silva Bay International, Inc. (now collectively referred to as the "Company").

Spectrum Sciences & Software, Inc. was incorporated in the State of Florida on October 8, 1982. Headquartered in Fort Walton Beach, Florida, the Company has three reportable segments - management services, manufacturing, and engineering and information technology services. Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance. Manufacturing operations includes the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment. The Company's engineering and information technology services segment consists of the sale of computer software developed to assist in hazard management and weapons impact analysis.

The Company's contracts are primarily fixed price contracts with the United States Department of Defense (DOD). The Company currently has contracts in Florida and Arizona. During the years ended December 31, 2002 and 2001, 99% of the Company's revenues were derived from contracts with the DOD.

On April 8, 2003, Silva Bay International, Inc. changed its name to Spectrum Sciences & Software Holdings Corp. On April 9, 2003, the Company effectuated a two for one forward split of its common stock.

(B)     INCOME  TAXES

The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

(C)     EARNINGS  (LOSS)  PER  SHARE

The Company utilizes Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

Basic earnings (loss) per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted earnings (loss) per share, the Company had no common stock equivalent shares as of September 30, 2003 and 2002. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore would not be included in the diluted loss per share calculations.


2.     BASIS  OF  PRESENTATION  AND  GOING  CONCERN:

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations and has an accumulated deficit of $1,041,560 as of September 30, 2003. Additionally, the Company has negative working capital of $3,150,436 at September 30, 2003. These deficits and the dependence of the Company to find alternative financing arrangements to repay its debt owed to its lender are conditions which could affect the Company's ability to continue as a going concern.

The Company's plans to deal with this uncertainty include reducing expenditures, continuing to request forbearance from creditors and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, gain cooperation from creditors, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

3.     ACQUISITION  OF  SPECTRUM  SCIENCES  &  SOFTWARE,  INC.:

On April 3, 2003, Spectrum Sciences & Software Holdings Corp. (formerly Silva Bay International, Inc.) entered into an amended and restated agreement and plan of merger with Spectrum Sciences & Software, Inc. pursuant to which Spectrum Sciences & Software, Inc. became our wholly owned subsidiary and 2,500,000 shares of our common stock were issued to Donal Myrick. As a result of the merger, Spectrum Sciences & Software, Inc. will have access to additional capital markets as a registered reporting company with the SEC.

The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition. Due to the composition of the majority of the governing body and senior management of the Company being the same as Spectrum Sciences & Software, Inc. prior to the April 3, 2003 acquisition, Spectrum Sciences & Software, Inc. has been deemed to be the accounting acquirer.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:


        AT APRIL 3, 2003
--------------------------------

     Current assets . . . . . .    $   7,986
     Goodwill . . . . . . . . .      145,974
                                   ----------
      Total assets acquired . .      153,960

     Current liabilities. . . .     (153,960)
                                   ----------

      Total liabilities assumed     (153,960)
                                   ----------

      Net . . . . . . . . . . .    $       -
                                   ==========

The results of operations of the acquired business have been included in the accompanying consolidated financial statements from the date of acquisition.

As of the date of the acquisition, management has determined that the goodwill has no value; therefore, an impairment charge of $145,974 has been recorded during the second quarter of 2003.


4.     INVENTORIES:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at September 30, 2003 are summarized as follows:

     Raw  materials                $  137,870
     Work  in  progress                48,990
     Finished  goods                   71,000
                                   ----------

      Total  inventories           $  257,860
                                   ==========

Raw materials consists of sheet metal, various product spare parts, hardware and other miscellaneous materials. Finished goods consist of substantially complete products available for sale.


5.     ACCRUED  EXPENSES:

The major components of accrued expenses at September 30, 2003 are summarized as follows:

     Accrued  salaries  and  related  benefits       $  422,164
     Payroll  related  taxes                            135,779
     Accrued  vacation  and  sick                       133,805
     Accrued  interest  payable                          15,085
     Accrued  property  taxes                            27,221
     Accrued  other                                      23,135
                                                     ----------
      Total  accrued  expenses                       $  757,189
                                                     ==========

A major components of the accrued salaries and related benefits is $200,000 owed to Gila Bend employees for wage rates which were recalculated based on job conformity required by the Department of Labor in 2002. These accrued salaries will be paid out over a period of time beginning in early 2004 pending final agreement with the DOL.


6.     DEBT:

BANK  LINES  OF  CREDIT

The  following  is  a  summary  of  the  bank  lines  of  credit:


 AVAILABLE    INTEREST     CURRENT                         BALANCE AT
  CREDIT        TERMS       RATE    COLLATERAL     DUE     9/30/2003
-----------  -----------  --------  -----------  -------  -----------
  1,000,000    Prime +2%     6%        (1)       9/25/03  $  267,361
  1,000,000    Prime +2%     6%        (1)       9/25/03     267,356
    100,000    Prime +2%     6%        (2)       9/25/03      99,549
    145,000    Prime +2%     6%        (3)       9/25/03     128,521
                                                          -----------
                                                          $   762,787
                                                          ===========

     (1) Assignment of Government contracts and personal guarantee of Company President.
     (1)  Personal  guarantee  of  Company  President.
     (2) Cross-collateralized with real estate loan and personal guarantee of Company President.

All of the bank lines of credit were due September 25, 2003. The Company is in the process of negotiating a longer-term extension and modification of the lines of credit.

Debt  consisted  of  the  following:

                                                                                  SEPTEMBER 30, 2003
                                                                                  ------------------
Note  payable  to  a  bank,  due  in  monthly installments of $14,870, including interest  at  8.50%.  Final  balloon  payment of $1,501,039 due October 1, 2004, collateralized by real estate and a personal guarantee of the Company President.
                                                                                    $  1,549,230

Note  payable  to  a  bank,  due  in  monthly  installments of $1,588, including interest  at  8.75%.  Final  Balloon  payment of $188,822 due December 27, 2004, collateralized  by  a  condominium  and  a  personal  guarantee  of  the Company
President.                                                                               190,159

Note  payable  to  a  bank,  due  in  monthly  installments of $4,347, including interest  at  prime  +  .25%  (4.25%  at September 30, 2003).  Final payment due
August  13,  2006,  collateralized  by  equipment  and  inventory.
                                                                                         122,455

Note  payable  to a financial corporation due in monthly installments of $2,655, including  interest  at 22%.  Final payment due January 10, 2005, collateralized by  certain  equipment  of  the  Company and a personal guarantee of the Company
President.                                                                                33,085
                                                                                  ------------------

                                                                                       1,894,929
Less  current  portion                                                                (1,892,273)
                                                                                  ------------------

 Total  long-term  debt                                                                 $  2,656
                                                                                  ==================

7.     DUE  TO  RELATED  PARTIES:

Related  Party  Payables

Related party payables consist of the following:

                                            September 30,
                                                2003
                                             (Unaudited)
  Cash advances made to the Company
    by a shareholder, non-interest
    bearing, payable upon demand . . . . .  $    698,064

Management consulting fees to a
    shareholder of the Company, non-
    interest bearing, payable upon demand.       106,957
                                            -------------

                                            $    805,021
                                            =============

8.     SEGMENT  INFORMATION:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of its products and services with an allocation of indirect costs. The Company has three operating segments - management services, manufacturing, and engineering and information technology. Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance. Manufacturing operations include the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment. The Company's engineering and information technology segment consists of the sale of computer software developed to assist in hazard management and weapons impact analysis.

The following is a summary of certain financial information related to the three segments during the three and nine months ended September 30, 2003 and 2002:

                                                    THREE MONTHS ENDED         NINE MONTHS  ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                    2003         2002          2003          2002
                                                 -----------  -----------  ------------  ------------
TOTAL REVENUES BY SEGMENT
  Management Services . . . . . . . . . . . . .  $2,304,494   $2,162,548   $ 6,941,884   $ 6,474,548
  Engineering and Information Technology. . . .     599,711      194,796     1,363,711       645,796
  Manufacturing . . . . . . . . . . . . . . . .     383,404      575,202     1,698,404     1,434,202
                                                 -----------  -----------  ------------  ------------
    TOTAL REVENUES BY SEGMENT . . . . . . . . .   3,287,609   $2,932,782   $10,003,999   $ 8,554,546
                                                 ===========  ===========  ============  ============


OPERATING PROFIT (LOSS) BY SEGMENT
  Management Services . . . . . . . . . . . . .  $  239,467   $  (56,813)  $   412,283   $   (60,813)
  Engineering and Information Technology. . . .     325,325       59,063       640,325       255,064
  Manufacturing . . . . . . . . . . . . . . . .      (6,967)     (77,980)      168,033      (109,980)
  Operating Expenses. . . . . . . . . . . . . .    (369,035)     (177736)     (803,675)     (450,534)
  Impairment Loss . . . . . . . . . . . . . . .                               (145,974)
  Interest income (expense)net. . . . . . . . .     (61,640)     (75,578)     (210,785)     (241,186)
  Other income (expense), net . . . . . . . . .      43,680       27,033       115,218        86,156
  Discontinued operations . . . . . . . . . . .                                             (407,250)
  Cumulative effect of SFAS No. 142 . . . . . .                  (91,022)                    (91,022)
                                                 -----------  -----------  ------------  ------------

  Net Income before Provision for income taxes.  $  170,830   $ (393,033)  $   175,425   $(1,019,565)

  Provision for income taxes. . . . . . . . . .      (7,130)                   (42,710)

                                                 -----------  -----------  ------------  ------------
    NET INCOME (LOSS) . . . . . . . . . . . . .  $  163,700   $ (393,033)  $   132,715   $(1,019,565)
                                                 ===========  ===========  ============  ============

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

You should read the following discussion and analysis in conjunction with the unaudited financial statements (and notes thereto) and other financial information of our company appearing elsewhere in this report.

COMPARISON  OF  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002

CONSOLIDATED  OVERVIEW:

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
               --------------------------------------------
                      2003                  2002
               -------------------  -----------------------
Sales . . . .  $ 3,287,609  100.0%  $  2,932,782     100.0%
Cost of sales    2,729,784   83.0%     3,008,276     102.6%
               -----------  ------  -------------  --------

Gross margin.  $   557,825   17.0%  $   ( 75,730)  (  2.6)%
               ===========  ======  =============  ========

Overall sales for the three-months ended September 30, 2003 increased by 12% compared to the same period in 2002. This increase was due to increased marketing activity during 2003. Gross margin as a percentage of sales improved by 758% due to cost controls put in place in during the last quarter of 2002.


MANAGEMENT  SERVICES

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
               --------------------------------------------
                      2003                  2002
               -------------------  -----------------------
Sales . . . .  $ 2,304.068  100.0%  $  2,162,548     100.0%
Cost of sales    2,065.027   89.6%     2,219,361     102.6%
               -----------  ------  -------------  --------

Gross margin.  $   239,042   10.4%  $    (56,813)     (2.6)%
               ===========  ======  =============  ========

Sales in the Management Services segment increased approximately 7% for the three-month period ended September 30, 2003 compared to 2002. The increases in revenue are primarily due to the scheduled increases in reimbursable labor cost under the Service Contract Act and increased contract modifications requesting additional range services.

Gross margin for the three-month period ended September 30, 2003 improved by $295,855 due to improved labor cost efficiencies that were implemented in 2003.


ENGINEERING  AND  INFORMATION  TECHNOLOGY  SERVICES

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
               --------------------------------------------
                      2003                  2002
               -------------------  -----------------------
Sales . . . .  $   599,711  100.0%  $    194,796     100.0%
Cost of sales      274,386   45.8%       135,733      69.7%
               -----------  ------  -------------  --------

Gross margin.  $   325,325   54.2%  $     59,063      30.3%
               ===========  ======  =============  ========

Sales in the Engineering and Information Technology Services segment increased approximately 208% for the period ended September 30, 2003 as compared to the same period in 2002. Increased sales were a result of scheduled completion of backlog software development tasks for the Safe-Range program.

Gross margin, as a percent of sales, increased by more than 79% due to significant revenue increases in the 3rd quarter 2003.


MANUFACTURING  SEGMENT

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
               --------------------------------------------
                      2003                  2002
               -------------------  -----------------------
Sales . . . .  $   383,404  100.0%  $    575,202     100.0%
Cost of sales      390,371  101.8%       653,182     113.6%
               -----------  ------  -------------  --------

Gross margin.  $  (  6,967) (1.8)%  $    (77,980)   (13.6)%
               ===========  ======  =============  ========

Sales in the Manufacturing segment decreased 33% for the three-month period ended September 30, 2003 as compared to 2002. The decrease in revenue is due to the delay of the federal Department of Defense budget being approved by Congress. Demand by the Spectrum customer base remains strong

While still at a minimal loss, the gross margin improved by 87% due to improved labor efficiencies.


OPERATING  EXPENSES

                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------------------
                                            2003                  2002
                                     -------------------  ----------------------

Selling, general and administrative   $  369,035  100.0%    $  177,736  100.0%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses were $369,035 and $177,736 in the three-month period ended September 30, 2003 and 2002, respectively. This increase of $191,299 is due to increased legal and accounting costs associated with the filing of a registration statement with the Securities and Exchange Commission.


OTHER  INCOME  AND  EXPENSES

INTEREST INCOME AND EXPENSE, NET - Net interest expense was $61,640 and $75,578 for the three-month period ended September 30, 2003 and 2002, respectively. OTHER INCOME AND EXPENSE, NET - Net other income was $43,680 and $15,097 for the three-month period ended September 30, 2003 and 2002, respectively. The increase of $28,583 or 189% was primarily due to a reduction of the penalties we incurred during 2002 for late payment of payroll taxes and other late fees.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
               --------------------------------------------
                      2003                  2002
               -------------------  -----------------------
Sales . . . .  $10,003,999  100.0%  $  8,554,546     100.0%
Cost of sales    8,783,358   87.8%     8,470,276      99.0%
               -----------  ------  -------------  --------

Gross margin.  $ 1,220,641   12.2%  $     84,270       1.0%
               ===========  ======  =============  ========


Overall sales for the nine-months ended September 30, 2003 increased by approximately 17% compared to the same period in 2002. This increase can be attributed to increased marketing activity of our services. Gross margin as a percentage of sales improved by 1139% due to cost controls that we implemented in December 2002.


MANAGEMENT  SERVICES

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
               --------------------------------------------
                      2003                  2002
               -------------------  -----------------------
Sales . . . .  $ 6,941,884  100.0%   $ 6,474,548     100.0%
Cost of sales    6,529,601   94.1%     6,535,361     100.9%
               -----------  ------  -------------  --------

Gross margin.  $   412,283    5.9%   $   (60,813)     (0.9)%
               ===========  ======  =============  ========

Sales in the Management Services segment increased approximately 7% for the nine-month period ended September 30, 2003 compared to 2002. The increases in revenue are primarily due to the scheduled increases in reimbursable labor cost under the Service Contract Act and increased contract modifications requesting additional range services.

Gross margin for the nine-month period ended September 30, 2003 improved by approximately $473,096. This increase was due to improved labor cost efficiencies.


ENGINEERING  AND  INFORMATION  TECHNOLOGY  SERVICES

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
               --------------------------------------------
                      2003                  2002
               -------------------  -----------------------
Sales . . . .  $ 1,363,711  100.0%     $ 645,796     100.0%
Cost of sales      723,386   53.0%       390,733      60.5%
               -----------  ------  -------------  --------

Gross margin.  $   640,325   47.0%     $ 255,063      39.5%
               ===========  ======  =============  ========

Sales in the Engineering and Information Technology Services segment increased approximately 111% for the period ended September 30, 2003 as compared to the same period in 2002. Increased sales were a result of scheduled completion of backlog software development tasks for the Safe-Range program.

Gross margin, as a percent of sales, increased by approximately 19% due to increased labor costs as a result of hiring additional employees in this division.


MANUFACTURING  SEGMENT

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
               --------------------------------------------
                      2003                  2002
               -------------------  -----------------------
Sales . . . .  $ 1,698,404  100.0%   $ 1,434,202     100.0%
Cost of sales    1,530,371   90.1%     1,544,182     107.7%
               -----------  ------  -------------  --------

Gross margin.  $   168,033    9.9%   $  (109,980)     (7.7)%
               ===========  ======  =============  ========

Sales in the Manufacturing segment increased 18% for the nine-month period ended September 30, 2003 as compared to 2002. The increase in revenue is due to the expansion the customer base for the Spectrum manufactured products.

Gross margin increased by $278,013 due to the labor cost efficiencies implemented in 2003.

OPERATING  EXPENSES

                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------------------
                                            2003                  2002
                                     -------------------  ----------------------

Selling, general and administrative   $  949,649  100.0%    $  450,534  100.0%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses were $949,649 and $450,534 for the nine month period ending September 30, 2003 and 2002, respectively. This increase of approximately $499,115 or 1.10% was due to increased legal and accounting fees associated with filing a registration statement with the Securities and Exchange Commission and the impairment loss taken for $145,974 in relation to the acquisition.

IMPAIRMENT  LOSS

                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------------------
                                            2003                  2002
                                     -------------------  ----------------------

      Impairment Loss                $  146,000   100.0%    $   -0-     100.0%

IMPAIRMENT LOSS - On April 3, 2003, Spectrum Sciences & Software Holdings Corp. (formerly Silva Bay International, Inc.) entered into an asset purchase agreement to purchase all of the assets and assume all of the liabilities of Spectrum Sciences & Software, Inc. in exchange for the issuance of 2,500,000 shares of our common stock. As a result of the acquisition, Spectrum Sciences & Software, Inc. will have access to additional capital markets. The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price was allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition. Based on an evaluation of all of the facts and circumstances of this transaction, we determined that Spectrum Sciences & Software, Inc. is the accounting acquirer. As of the date of the acquisition, management has determined that the goodwill has no value; therefore, an impairment charge of approximately $146,000 was recorded during the six month period ending June 30, 2003.

OTHER  INCOME  AND  EXPENSES
INTEREST INCOME AND EXPENSE, NET - Net interest expense totaled $210,785 and $241,186 for the nine month periods ended September 30, 2003 and 2002, respectively. The decrease of $30,401 or 13% was a result of lower prevailing interest rates and lower average loan balances.
OTHER INCOME AND EXPENSE, NET - Net other income in the nine months ended September 30, 2003 was $115,218 compared to other income of $86,156 in 2002. Our other income consists primarily of rental income received from L3 Communications, (formerly Raytheon).

ITEM  3.     CONTROLS  AND  PROCEDURES
Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive and financial officer concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Tedder, James, Worden & Associates, P.A. our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved the engagement of Tedder, James, Worden & Associates, P.A. to perform any non-audit services in 2003, except for income tax preparation.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

On January 13, 2003, The Trident Company obtained a default judgment in the District Court of Tulsa County, State of Oklahoma, Case No. CJ-2003-1787, against Spectrum Sciences & Software, Inc. and Spectrum Manufacturing, Inc. in the amount of approximately $143,000. The current balance is $52,380 as of December 2, 2003.

On April 21, 2003, the United States Internal Revenue Service obtained a lien against any and all of Spectrum's assets in the amount of $173,041. Spectrum has entered into an installment payment plan with the IRS, which specifies that Spectrum will pay to the IRS $7,500 a month for 4 months. The December 2, 2003 current IRS balance is $33,425.

We currently have a debt to Washington Group International, Inc. of approximately $73,900, and this debt may be reduced pursuant to a confession of judgment. We are attempting to resolve this debt. The current balance is $52,778.

In December, 2002, three Spectrum employees each filed complaints for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court, District of Arizona. The Case numbers for these complaints are: CIV '02 2621 PHX MHM; CIV '02 2619 PHX DKD; and CIV '02 2620 PHX FJM. In January, 2003, Spectrum filed answers to all three complaints, denying all allegations of wrongdoing. All three plaintiffs are claiming "undue stress and anxiety" from Spectrum's actions. There were no damage amounts specified in any of the actions. The plaintiffs are requesting the following:

a) Compensatory damages, plus special in incidental damages in such a sum as may be proven at trial;
b)     For  punitive  damages  in  such  a  sum  as  may  be  proven  at  trial;
c)     For  cost  for  the  suit;
d)     For  attorney's  fees;  and
e)     For  other  such  relief  as  the  Court  deems  just  and  proper.

Spectrum  does  not  know  what  the  outcome  of  this  litigation  will  be.

On or about May 28, 2003, Business & Commercial Brokerage, Inc. filed a complaint against Spectrum Sciences & Software, Inc. (a Florida Corporation) and Donal R. Myrick (Case No. 2003 CA 001093) in the Circuit Court in and for Escambia County, Florida. The complaint is based upon an alleged breach of contract related to the sale of any and all assets of Spectrum Sciences & Software, Inc. The plaintiff Business & Commercial Brokerage, Inc. is seeking damages in the form of a sales commission, additional unspecified damages, interests, court costs and attorney fees. Spectrum has answered the complaint with an affirmative defense that Business & Commercial Brokerage, Inc. is not owed any commission or any other damages.

On November 12, 2003, Spectrum filed a Second Motion to Amend Answer of Defendant, Spectrum Sciences & Software, Inc. and Motion to file Counterclaims. The motion states the Spectrum recently discovered additional facts which are fundamental for its affirmative defense to liability and which create a cause of action for reformation against Plaintiff. Spectrum recently discovered that the Agreement sued on by the Plaintiff is not the Agreement entered into by the parties. Spectrum does not know what the outcome of this litigation will be.

Spectrum  is  not  aware  of  any  other  pending  or  threatened  litigation.

On November 24, 2003, Spectrum received a waiver for the reduction of penalty and interest charges from the Internal Revenue Service in the amount of $38,070. This was related to September 2000.

ITEM  2.     CHANGES  IN  SECURITIES

Not  applicable.


ITEM  3.     DEFAULTS  IN  SENIOR  SECURITIES

Not  applicable.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

In accordance with the Delaware General Corporation Law Section 228(a), as of September 26, 2003, and the holders of approximately 59% of the issued and outstanding shares of common stock (or 10,880,000 shares), $.0001 par value, of the Company, in person or by proxy, by their consent in writing, authorized, approved and adopted a resolution respecting the removal of Harold Dwain Brannon and Dyron M. Watford as members of the Board of Directors without cause, and elected Brent Lokash and Kelly Armstrong to fill the vacancies created by such the removals. Pursuant thereto, the Shareholder Consent was delivered to the Company on October 16, 2003. Subsequently, it was learned by the Company that Brent Lokash did not desire to participate as a member of the Company's Board. On October 20, 2003, the Board of Directors elected Karl Heer as a member of the Board of Directors to serve until the next annual meeting of Stockholders or until his successor is duly elected and qualified, or until his earlier death, resignation or removal.

The Company's current board members include Kelly Armstrong, Karl Heer and Donal Myrick.


ITEM  5.     OTHER  INFORMATION

Not  applicable.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a)   Exhibits

          31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

          31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

          32.1 Section  1350  Certification  of  Chief  Executive  Officer

          32.2 Section  1350  Certification  of  Chief  Financial  Officer

b)     Reports  on  Form  8-K:

          None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of December 2003.


                                      SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP


                                            By: /s/ Donal R. Myrick
                                                --------------------------------
                                                Donal R. Myrick, Chief Executive
                                                Officer, President, and Chairman
                                                of the Board


The undersigned, the Chief Financial Officer of the Registrant, certifies that this report complies with all of the requirements of section 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                Date: December 3, 2003

                                                /s/ Nancy Gontarek
                                                --------------------------------
                                                Nancy  Gontarek,
                                                Chief  Financial  Officer