Form 10KSB
period 2003-12-31
SPECTRUM SCIENCES & SOFTWARE HOLDINGS INC
filed 2004-04-14
CIK 1229195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2003

                                       OR

                TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to ___________

                 Commission File Number: 333-__________________

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
             (Exact name of Registrant as specified in its charter)

               Delaware                                  80-0025175
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                                91 HILL AVENUE NW
                        FORT WALTON BEACH, FLORIDA 32548
           (Address of principal executive offices, including zip code)

                                 (850) 796-0909
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $.0001 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  Registrants revenues for the year ended December 31, 2003 were $13,329,963.

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on March 29, 2004 (based on the closing sale price of US $2.70 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $51,707,700. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding on March 29, 2004 was 21,651,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

     Transitional Small Business Disclosure Format (Check one):  YES [ ] NO [X]


                                TABLE OF CONTENTS

ITEM  NUMBER  AND  CAPTION                                                PAGE
--------------------------                                                ----
Forward-Looking  Statements. . . . . . . . . . . . . . . . . . . . . . .    3

PART I

    1.    Description of Business. . . . . . . . . . . . . . . . . . . .    3

    2.    Description of Property. . . . . . . . . . . . . . . . . . . .    9

    3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    9

    4.    Submission of Matters to a Vote of Security Holders. . . . . .   11

PART II

    5.    Market for Common Equity and Related Stockholder Matters . . .   12

    6.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . .   14

    7.    Financial Statements . . . . . . . . . . . . . . . . . . . . .   22

    8.    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . . . . . .   23

    8A.   Controls and Procedures

PART III

    9.    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act. . . . . . .   23

   10.    Executive Compensation . . . . . . . . . . . . . . . . . . . .   25

   11.    Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters. . . . . . . . . . . . . . . .   26

   12.    Certain Relationships and Related Transactions . . . . . . . .   27

   13.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   28

   14.    Principal Accountant Fees and Services . . . . . . . . . . . .   30


                           FORWARD-LOOKING STATEMENTS

     Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words
"expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

                                     PART I
                        ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY  OF  CORPORATE  HISTORY

     Spectrum Sciences & Software Holdings Corp. ("Spectrum", the "Company" or the "Registrant") was formed under the name Silva Bay International, Inc. (a Delaware corporation) on August 26, 1998 for the purpose of locating and recovering rare and valuable aircrafts. Silva Bay International, Inc. did not have operations and or revenues until April, 2003, at which time the Company acquired Spectrum Sciences & Software, Inc. (the "Subsidiary"), a Florida corporation (the "Acquisition"). All of the Company's operations are conducted through the Subsidiary.

     On  April  8,  2003,  the  Company  changed its name to Spectrum Sciences &
Software Holdings Corp. and on April 9, 2003 the National Association of Securities Dealers (NASD) changed the Company trading symbol from "SIVY" to "SPSC". On April 9, 2003, the Company forward split its common stock at a ratio of two-for-one. On December 5, 2003, the NASD approved the Company's common stock for quotation on the OTC Bulletin Board electronic quotation system. Prior to December 5, 2003, the Company traded on the Electronic Pink Sheets.

     The Subsidiary was formed on October 8, 1982 for the purpose of providing innovative, full-service, quality turn-key solutions to the complex and diverse engineering, science and technological support service as well as the production of specialized and standard ground support equipment for the United States Department of Defense. Headquartered in Fort Walton Beach, Florida, the Company has three reportable segments - management services, manufacturing, and engineering and information technology services. Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance. Manufacturing operations includes the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment. The Company's engineering and information technology services segment consists of the sale of engineering and information technology services developed to assist in hazard management and weapons impact analysis.

     On April 3, 2003, the Company acquired all of the issued and outstanding common stock of the Subsidiary, in exchange for 2,500,000 shares of its common stock (taking into account the forward two-for-one stock split of April 9, 2003). As a result, the Subsidiary became the wholly owned subsidiary of the Company. Prior to the Acquisition, Donal R. Myrick was the sole shareholder, president and founder of the Subsidiary. As a result of the Acquisition, the Company retained the services of Donal R. Myrick as president and chief executive officer pursuant to a three year employment agreement. Mr. Myrick was also appointed the Company's chairman of the board of directors.

     In anticipation of the Acquisition, an immediate capital infusion of $500,000 occurred from affiliates of the Company, which allowed the Subsidiary to continue working with its creditors, mainly SouthTrust Bank, in renegotiating loan agreements. The Acquisition had a positive impact due to the capital infusion, which resulted in payments to SouthTrust Bank and the reduction of loan balances.

     On March 19, 2004, Spectrum Sciences & Software Holdings Corp. received a resignation letter (the "Initial Letter") from Donal Myrick in which he resigned as chief executive officer of the Company. On March 24, 2004, by a supplemental letter (the "Supplemental Letter"), Donal Myrick resigned from all of his positions with the Company and its affiliates. Mr. Myrick's Initial Letter expresses his disagreement with matters relating to the Company's operations, policies and practices.

     The Board of Directors vigorously disagrees with the assertions made by Donal Myrick in the Initial Letter. On March 25, 2004, by letter to Mr. Myrick, the Board objected to his allegations, and unconditionally accepted his resignation.

     On March 30, 2004, William Ham was promoted to president and chief executive officer. Mr. Ham has been serving as an executive vice president since January 2004. Prior to that time, Mr. Ham has been the vice president in charge of Management Services Division serving in that position since 1999. From 1991 to 1999, Mr. Ham was a senior scientist with the Subsidiary. Mr. Ham joined the Subsidiary in 1991 following his retirement from a 20-year career in the United States Air Force.

     As Mr. Ham has been with the Company for over 12 years, he is intimately familiar with all aspects of Spectrum's operations. He has had the hands on experience in managing Spectrums range contracts and continues to be responsible for all aspects of contract operations including personnel of the Management Services Division, budgeting, contract performance, sub contracts and proposal submissions.

BUSINESS

     The Company provides engineering, scientific and technological support services, as well as the production of specialized and standard ground support equipment for the United States Department of Defense and other governmental and commercial contractors. Spectrum provides its customers with the diversified capabilities of a large business in a number of advanced technologies. Its professional competencies include all the disciplines and technology applications encompassed in its three operating divisions:

     1) Management Services. Spectrum has a long history of range management/operations & maintenance (O&M) services provided under our Management Services Division. As a core business area, Spectrum operates and maintains military training ranges and associated infrastructure and assets. The Company's range O&M services include the full complement of activities to include (but not limited to): range control, range and airbase security, range safety, air traffic control/meteorological services, facilities and infrastructure maintenance, construction, fire fighting and protection, vehicle maintenance and operations, target design and construction, transient aircraft operations, and water/sewage treatment. Spectrum is currently operating one of the world's largest air-to-ground training ranges located near Gila Bend, Arizona. Complementing our range O&M services, Spectrum has diversified into other DoD support arenas. The Company currently provides for the scheduling and management of an aircraft "wash rack" function for the USAF Special Operations Command (AFSOC). It maintains this operation in support of these high value aircraft assets at three separate locations that are all part of the extensive Eglin Test and Training range complex in northwest Florida.

     2) Manufacturing Division. Spectrum's Manufacturing Division, an ISO 9001:2000 qualified manufacturer focuses on the design, development, manufacturing, and systems integration of aerospace ground support equipment and missile, munitions, material handling equipment and shipping and storage containers and a variety of precision parts for the sustaining of military equipment. As one of Spectrum's fastest growing divisions, Spectrum has delivered over 400 DoD contracts without a single delivery schedule or technical discrepancy. It has provided manufactured products to commercial clients to include several major DoD contractors. In March 2004, the Manufacturing Division became an approved vendor to two major international DoD contractors.

     3) Engineering and Information Technology Services. Since its inception, Spectrum has been performing sophisticated and specialty Engineering Services for a variety of government and commercial clients. These services include hazard analysis, modeling and simulation, range planning, air space planning, and environmental analyses. The Company's modeling and simulation solutions provide its clients with the ability to analyze and/or visualize complex technical data. Similarly, its Information Technology Services specializes in the design, development, maintenance and support of software applications utilized in the analysis and visualization of complex technical data. These applications support a broad range of user requirements to include weapon system range safety planning, environmental studies, facility evaluations, and noise and airspace analyses.

COMPETITION

     The market for the Company's products is highly competitive. It faces a variety of domestic and foreign competitors including divisions of Ahntech, Arcata Associates, Artic Slope Manufacturing Technology, Tybrin, Science Applications International Corp., and Lockheed-Martin. Many of the Company's competitors are larger than it and have substantially greater financial and other resources.

     The Company competes on the basis of quality product and services offerings, price, product and systems quality, technology and ongoing customer service and support. Its ability to compete for defense contracts depends on a variety of factors, including:

     -    Corporate  and  key  personnel  backgrounds  and  qualifications;
     - The effectiveness and innovation of our research and development programs;
     -    Proven  past  performance  history;
     - Ability to offer better program performance than our competitors at a lower cost; and
     - The readiness of the Company's facilities, equipment and personnel to undertake the programs for which it competes.

     In programs where the Company is the sole-source provider, other suppliers may compete against it only if the customer chooses to reopen the particular program to competition. It is estimated that approximately 5% of our total manufacturing contract revenue for the year ended December 31, 2003 was derived from sole-source business.

     Furthermore, the Company's Engineering and Information Technology Services division contains advanced software technology derived from internal research and development that creates high barriers to entry. Since January 1, 1998, the Company has spent approximately $500,000 in research and development, in large part, in support of advanced technology in the Engineering and InfoTech Services Division.

SUPPLIERS  AND  MATERIALS

     Spectrum's in-house manufacturing primarily consists of assembly of purchased parts. Accordingly, its does not use significant amounts of raw materials. The Company purchases manufactured component parts for assembly from various independent suppliers. It also "cuts", "bends", and "welds" purchased
metal  components.   The  manufacturing  division  operates  under  a  "Lean"
manufacturing process and maintains minimum inventories of raw materials and aluminum and steel. These parts are normally not purchased under long-term contracts unless a long-term sales contract with one of its customers requires it. Spectrum is not dependent on any one supplier and maintains back-up suppliers for all critical components. Further, it utilizes competitive pricing among its suppliers and vendors to obtain the best value for the customer's dollar. The Company does not consider the prices of its purchased component parts to be volatile. However, any delay in its suppliers' abilities to obtain necessary parts may affect its ability to meet customer production needs.

     Some of our top vendors are Aaxico, Alro Metals, Dealers Supply, Home Depot, Ingersol-Rand and McMaster-Carr.

REGULATORY  MATTERS  AND  GOVERNMENT  CONTRACTS

     Substantially all of Spectrum's contract revenue resulted from contracts with the Department of Defense, prime contractors that identified the Department of Defense as the ultimate purchaser or other United States Government agencies. United States Government business is performed under fixed-price contracts.

     Under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes and calculation of contract reimbursement rates under fixed-priced contracts. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts. Spectrum is subject to a variety of audits performed by U.S. Government agencies. The Defense Contract Audit Agency, or DCAA, performs these audits on behalf of the U.S. Government.

     U.S. Government contracts are, by their terms, subject to termination by the U.S. Government for either its convenience or default by the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government and, if the termination is for convenience, for payment of fair compensation of work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred. If a contract termination is for default, however:

     - the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government;
     - the U.S. Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portion of the contract; and
     - the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

     In  addition  to  the  right  of  the  U.S.  Government  to terminate, U.S.
Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

STATUS  OF  NEW  PRODUCT  DEVELOPMENT

     Spectrum currently has a promising internal Research & Development (R&D) program in place to transition our highly successful Safe Range software application to a new software product line called "Safe-Borders". Safe-Borders is designed to address the definition of remote sensing requirements that a number of government agencies are facing today. Though initially directed toward border security and control requirements of the Department of Homeland Security
(DHS), Spectrum has identified numerous government and commercial applications for the technology. Spectrum will be introducing the Safe-Borders technology to a number of DHS and other potential government customers in the first and second quarter of fiscal year 2004.

     In addition, Spectrum has another complementary R&D program consisting of the design and development of a prototype Unmanned Aerial Vehicle (UAV). The UAV is designed to prove out Safe-Borders software command and control capabilities; is designed as a low-cost/"expendable" and flexibly configured alternative to the highly expensive, single mission focused crafts available today.

Marketing  Strategy For Safe Borders

     Spectrum plans to license the Safe-Borders technology where the technology applies to a very specific mission area. Example mission areas would be "Illegal immigration on the southern US border", "Harbor/port surveillance and protection", and "Search and rescue". Upon licensing the technology to the government agency or commercial entity identified with the particular mission area, the Safe-Borders application would be specifically tailored to that mission area creating another on-going revenue stream.

     In addition, the Company plans to partner with (a) large System Integration/Defense contractor(s) to:

     1)  Provide  access  to  potential  customers;  and

     2) Provide major systems integration credibility for the myriad of potential systems integration activities that could surround the implementation of the Safe-Borders application.

     Working with differing integrators may also provide a Safe-Borders "branding"/licensing opportunity.

Government  Regulation

     There would be no more regulation concerning the product licensing and services contracting than exist now for the licensing and contracting associated with our Safe-Range application.

ENVIRONMENTAL  MATTERS

     Spectrum's operations include the use, generation and disposal of hazardous materials. It is subject to various U.S. federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Spectrum believes that it has been and is in compliance with environmental laws and regulations and that it has no known liabilities under environmental requirements that it would expect to have a material adverse affect on its business, results of operations or financial condition. In the past three years, Spectrum has not incurred material costs relating to environmental compliance.

EMPLOYEES

     As of December 31, 2003, Spectrum had approximately 135 employees. Approximately 16% of its employees are engaged in manufacturing, 5% are engaged in engineering, research and development, 71% are engaged in range operations and maintenance, and 8% are engaged in sales, marketing, product support and general administration. None of the Company's employees are represented by a union or are covered by a collective bargaining agreement. All of Spectrum's employees are based in the United States. The Company considers its current employee relations to be satisfactory.

PRODUCT  AWARENESS

     On November 17, 2003, the Company entered into a publicity agreement with Capital Financial Media, Inc. ("Capital"). Capital is in the business of public relations, direct mail advertising and other related activities. We engaged Capital to prepare an advertising/advertorial product that prominently featured a report on us and to distribute such report to no less than Five Hundred Thousand US residents.

CONSULTANTS

     On March 11, 2004, the Registrant entered into a consulting agreement with Robert Genovese ("Genovese"), pursuant to which Genovese will be issued options to acquire 9,000,000 shares of the Registrant's common stock at an exercise price equal to the lesser of $1.65 or the fair market value at the time of exercise. These shares of common stock will be issued pursuant to our 2004 Non-Statutory Stock Option Plan. The Company has engaged Genovese to: (a) bring to the Registrant's attention potential or actual opportunities which meet its business objectives or logical extensions thereof; (b) alert the Registrant to new or emerging high potential forms of production and distribution which could either be acquired or developed internally; (c) comment on the Registrant's corporate development including such factors as position in competitive environment, financial performances vs. competition, strategies, operational viability, etc.; (d) identify respective suitable merger or acquisition candidates for the Registrant, perform appropriate diligence investigations with respect thereto, advise the Registrant with respect to the desirability of pursuing such candidates, and assist the Registrant in any negotiations which may ensue therefrom; and (e) other such planning and development services, all as requested and instructed by the Registrant.

     Payment for such options will be made by Genovese either by cash or conversion of outstanding debt held by Genovese, or his affiliated companies, Endeavor Capital Group LLC or BG Capital Group Ltd., or a combination thereof. The exercise rights of Genovese is limited such that, unless Genovese gives written notice 75 days in advance to the Registrant of his intention to exceed the Limitation on Conversion as defined below, with respect to all or a specified amount of the option and the corresponding number of the underlying shares, in no instance is Genovese (singularly, together with any Persons who in the determination of Genovese, together with Genovese, constitute a group as defined in Rule 13d-5 of the Exchange Act) be entitled to exercise the option to the extent such exercise would result in Genovese beneficially owning more than five percent (5%) of the outstanding shares of common stock of the Registrant (the "Limitation on Conversion"). The Company has requested written certification of Robert Genovese's percent ownership.

     As of March 30, 2004, Genovese exercised 2,800,000 of the options to acquire shares of the Company's common stock.

                        ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTY

     Specturm's engineering, manufacturing, research and development and administrative offices are in Fort Walton Beach, Florida. The Company owns the land and building. SouthTrust Bank is the mortgagee of such property.

     The Company owns a corporate condominium located in Fort Walton Beach, Florida. SouthTrust Bank is the mortgagee of such property.

     The following table presents certain information on our leased and owned operating properties as of December 31, 2003:

                                SQ.                                     LEASED    LEASE EXPIR-             LOAN
         LOCATION              FEET                  USE               OR OWNED   ATION DATE             MATURITY
---------------------------  ----------   --------------------------  ----------  ------------  ---------------------------
91 Hill Avenue, . . . . . .   47,200      Engineering, manufacturing    Owned          N/A      $1,537,649 owed as of December 31,
Fort Walton Beach, Florida                 and research and                                     2003. Mortgage due
32549                                      development, and                                     April 1, 2005
                                           administrative office

321 Bream Avenue, Unit 604
Fort Walton Beach, Florida .   1,089      Condominium                   Owned          N/A      $189,804 owed as of December 31,
32548                                                                                           2003.  Mortgage due April 1, 2005


755 Lovejoy Road. . . . . .   10,000      Precision machine shop        Leased    August 31,
Fort Walton Beach, Florida .              metal fabrication                       2006
32548

                           ITEM 3.  LEGAL PROCEEDINGS

RELEASE  OF  IRS  TAX  LIEN

     On January 20, 2003, the IRS placed a lien in favor of the United States of America on all tangible and intangible property and rights to the property for unpaid payroll taxes from the third quarter of 2000. On April 21, 2003, the IRS filed a Notice of Levy to collect the unpaid amount of $173,041. On April 24, 2003, the Company remitted $25,000 to the IRS and the IRS filed a Release of Levy/Release of Property from Levy. In addition, the Company submitted a proposal to the IRS to satisfy the remainder of the unpaid payroll tax liability. The proposal was as follows: Beginning in May 2003, and carrying on through August 2003, the Company proposed payment to the IRS of $5,000 per month to be made no later than the 10th of each month for a total of an additional $20,000. Starting in September 2003 and continuing until the final debt was settled, the Company proposed a payment of $10,000 per month to be paid no later than the 10th of each month.

     On November 24, 2003, the Company received a waiver for the reduction of penalty and interest charges relating to the unpaid payroll taxes of $38,070. The amount is reported as a reduction in penalty expense in the accompanying financial statements

     The  amount  due  to  the  IRS  at  December  31,  2003  is  $22,923.

     On March 17, 2004, the Company made its final payment to the IRS and received a Release of Lien from the IRS on March 19, 2004.

TRIDENT  METALS  JUDGMENT AND FINAL PAYMENT MADE

     On or about January 13, 2003, The Trident Company secured a default judgment in Oklahoma in the amount of $139,020, plus interest in the amount of $1,781, and attorney fees in the amount of $2,500. The action The Trident Company v. Spectrum Manufacturing, Inc. and Spectrum Sciences & Software, Inc. is Case No. CJ-2002-07042 in the district Court of Tulsa County State of Oklahoma. The default judgment arises from a debt owed by Spectrum to Trident. The parties have negotiated a payment schedule. Should Trident fail to receive any payments within five (5) business days from the date due, Spectrum shall be deemed in default of this Stipulation and Agreement and the following shall occur:

     1. Trident may immediately have entered and filed of record the Agreed Journal Entry of Judgment in the Oklahoma Action in the amount of $103,216 principal, accrued interest in the amount of $7,184 as of May 3, 2003 with interest thereafter at the rate of ten percent (10%) per annum until paid, and $7,642 in attorneys' fees. Said amount shall accrue interest at the rate of ten percent (10%) per annum until paid. Contemporaneously therewith, Trident, through counsel, will record a Partial Release and Satisfaction of Agreed Journal Entry of Judgment for the total sum of all payments received by Trident pursuant to this Agreement; and

     2. Trident shall be entitled to proceed with domestication of the Agreed Journal Entry of Judgment in Florida, and Spectrum shall waive any objection to the domestication and enforceability of the Agreed Journal Entry of Judgment in Florida.

     As of December 31, 2003, the balance due to Trident Metals is $43,759. On April 6, 2004 the Company made its final payment to the Trident Company.

HARRASSMENT  LAWSUIT  PROGRESSES

     In December, 2002, three Spectrum employees each filed complaints for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court, District of Arizona. The case numbers for these complaints are: CIV '02 2621 PHX MHM; CIV '02 2619 PHX

DKD; and CIV '02 2620 PHX FJM. In January 2003, Spectrum filed answers to all three complaints, denying all allegations of wrongdoing. All three plaintiffs are claiming "undue stress and anxiety" from Spectrum's actions. There were no damage amounts specified in any of the actions. The plaintiffs are requesting the following: Compensatory damages, plus special incidental damages in such a sum as may be proven at trial; punitive damages in such a sum as my be proven at trial; for cost for the suit; for attorney's fees; and for other such relief as the Court deems just and proper. The Company intends to vigorously defend its position.

     As of March 23, 2004, the cases progressed through the establishment of a case management plan with the courts and a consolidation of all the cases into a single action. Depositions and additional discovery are scheduled for first quarter 2004. Spectrum does not know what the outcome of this litigation will be.

BUSINESS  &  COMMERCIAL  BROKERAGE  INC.  SETTLEMENT

     At December 31, 2003 the Company was in the negotiation phase of a complaint filed by Business & Commercial Brokerage, Inc. for breech of contract. The Company accrued a liability of $20,000 which management believed was sufficient to settle this complaint.

     In February 2004, the complaint was settled for $20,000 and on March 1, 2004, the Company made the first of two settlement payments to the Brokerage firm of $10,000. The second and final settlement payment of $10,000 will be made on April 1, 2004.

     Spectrum  is  not  aware  of  any  other  pending or threatened litigation.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

     On February 5, 2004, by written consent, the shareholders holding an aggregate of 10,081,700 shares, or 53.48% of the Company's outstanding common stock, approved the following:

     - the amendment to the Company's Certificate of Incorporation to (a) increase the number of shares of the Corporation's outstanding common stock by effecting a two-for-one forward stock split of the Corporation's common stock;
(b) provide for maximum indemnification of its directors and officers; and (c) increase its authorized capitalization and create a Series A 10% Convertible Preferred Stock, so that the current capitalization of One Hundred Million shares (100,000,000) consisting of Eighty Million (80,000,000) shares of common stock, par value $.0001 per share, and Twenty Million (20,000,000) shares of preferred stock, par value $.0001 per share, shall be amended to be One Hundred Six Million (106,000,000) shares, consisting of One Hundred Million (100,000,000) shares of common stock, par value $0.0001 per share, Five Million (5,000,000) shares of blank check preferred stock, par value of $0.0001 per share, and One Million (1,000,000) shares of Series A 10% Convertible Preferred Stock, par value of $0.0001 per share.

     -  the  Spectrum  Sciences  and  Software  Holdings Corp. 2004 Stock Option
Plan.

     Before the Company can implement these actions, the Company must first file an information statement pursuant to 14C of the Securities Exchange Act. The Company, in its discretion, may adopt a portion, all, or none of these actions.

        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock traded on the Electronic Pink Sheets as a non-reporting company from 2000 to April 2003 under the symbol SIVY. In April 2003, our symbol was changed to SPSC. On December 5, 2003, the National Association of Securities Dealers (NASD) approved the Company's common stock for quotation on the OTC Bulletin Board electronic quotation system. The stock is currently trading under the symbol "SPSC". The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reported on the OTCBB. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                               High  Low
                               ----  ----

YEAR ENDING DECEMBER 31, 2002
March 31, 2002. . . . . . . .  0.15  0.15
June 30, 2002 . . . . . . . .  0.15  0.15
September 30, 2002. . . . . .  1.50  0.15
December 31, 2002 . . . . . .  2.00  1.30

YEAR ENDING DECEMBER 31, 2003
March 30, 2003. . . . . . . .  1.00  0.90
June 30, 2003 . . . . . . . .  1.60  1.00
September 30, 2003. . . . . .  1.60  1.30
December 31, 2003 . . . . . .  1.83  1.45

Source:  Pink  Sheets,  LLC

     Our  common  stock  had  a  2-for-1  forward  stock split on April 9, 2003.

     On  March  29,  2004, the closing bid price for our common stock was $2.70.

HOLDERS

          As of December 31, 2003, there were approximately 16 shareholders of record of the Company's common stock.

DIVIDENDS

     The Company has not paid any cash dividends for the past three fiscal years or during the interim period presented and has no intention to pay a dividend.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     As of December 31, 2003, the Company has not granted options to purchase shares of its common stock to its employees, officers, directors and consultants.

     On February 5, 2004, by written consent, the shareholders holding an aggregate of 10,081,700 shares, or 53.48% of the Company's outstanding common stock, approved the Spectrum Sciences & Software Holdings Corp. 2004 Stock

Option Plan. No option shares will be issued until such time as the Company files an information statement pursuant to 14C of the Securities Exchange Act.

     As of March 11, 2004, the board of directors approved and adopted the Spectrum Sciences and Software Holdings Corp. 2004 Non-Statutory Stock Option Plan (the "Plan") and filed a registration statement on a Form S-8 for 10,000,000 common stock shares underlying the options. On March 11, 2004, the Registrant entered into a consulting agreement with Robert Genovese ("Genovese"), pursuant to which Genovese will be issued options to acquire 9,000,000 shares of the Company's common stock at an exercise price equal to the lesser of $1.65 or the fair market value at the time of exercise. As of March 30, 2004, Genovese exercised 2,800,000 of the options to acquire shares of the Company's common stock.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Donal R. Myrick, our former president and CEO loaned Spectrum Sciences & Software, Inc. $20,000 in October, 2002. This advance was made in exchange for a convertible promissory note due June 30, 2003, bearing 6% interest per year. Mr. Myrick had the option to convert this debt into common stock at a price of $1.00 per share. The shares underlying the convertible promissory note were restricted shares. This promissory note was paid off in cash in September, 2003. The securities transaction was a private transaction (there was no general solicitation) without registration in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

     On March 3, 2003, the Company issued 100,000 shares of common stock (taking into account the forward two-for-one stock split of April 9, 2003) to Jackson Steinem, Inc. for consulting services related to the filing of our registration statement. The beneficial owner of Jackson Steinem, Inc. is Adam S. Gottbetter of Gottbetter & Partners, LLP, our legal counsel. This stock issuance was valued at $5,000 or $.05 per share. The sale was a private transaction (there was no general solicitation) without registration in reliance on the exemption provided by Rule 701 of the Securities Act of 1933, as amended. Jackson Steinem, Inc. received restricted shares.

     On April 2, 2003, the Company issued 2,500,000 shares of common stock (taking into account the forward two-for-one stock split of April 9, 2003) to Donal R. Myrick, our former president and former CEO, in exchange for Mr. Myrick's 600 shares of Spectrum Sciences & Software, Inc., which were all of the issued and outstanding shares of Spectrum Sciences & Software, Inc. This transaction was part of the merger in which the Company acquired all of the assets of Spectrum Sciences & Software, Inc. The securities transaction was a private transaction (there was no general solicitation) without registration in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended. The purchaser received restricted shares.

     On April 9, 2003, the Company effectuated a two-for-one forward split of its common stock.

     On October 21, 2003, the Company issued 7,000 shares of common stock to Eric P. Liptman, Esq. for legal services related to the filing of its 15c-211 application with the OTC Compliance Unit. This stock issuance was valued at $10,000 or $1.42 per share. The securities transaction was a private transaction (there was no general solicitation) without registration in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On July 31, 2000, the Company completed a private offering that was offered without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by Regulation S of the Act. The Company sold 7,000,000 shares of its common stock at a price of $.03 per share for a total amount raised of $210,000. After expenses, the Company received $185,000.

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

CAUTIONARY  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     This report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this prospectus. For this purpose, any statements contained in this prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, "may", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the shares.

OVERVIEW

     Spectrum Sciences & Software Holdings Corp. provides engineering, science and technological support services for the United States Department of Defense.

     We earn our revenue on fixed-price contracts with the United States Department of Defense. In a fixed-price contract, the price is not subject to adjustment based on cost incurred to perform the required work under the contract. Under fixed-price contracts we agree to perform for a predetermined contract price. Although fixed-price contracts generally permit the Company to keep profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contracts.

     We use the percentage-of-completion method of accounting for fixed-price contracts and, therefore, match revenue with the cost incurred on each unit produced at the time the Company recognized its sale based on the estimate of gross profit margin the Company expects to receive over the life of the contract. The Company currently evaluates its estimates of gross margin on a monthly basis. In addition, the Company uses the cumulative catch-up method to recognize its changes in estimates of sales and gross margins during the period in which those changes are determined. The Company charges any anticipated losses on a contract to operations as soon as those losses are determined. The principal components of the Company's contract cost of revenue are materials, subcontractor costs, labor and overhead. The Company charges all of these costs to the respective contracts as incurred.

     We expense operating costs such as selling, general and administrative, internal research and development costs and bid and proposal costs in the period incurred. The major components of these costs are compensation and overhead. Capitalized debt issuance costs are amortized over their useful lives. Since January 1, 2002, the Company has been subject to a new accounting standard under which it no longer amortizes goodwill, although it must test its goodwill periodically for impairment.

     The Company's results of operations, particularly its revenue and gross profits, and its cash flows may vary significantly from period to period depending upon the timing of delivery of finished products and the terms of contracts. As a result, period-to-period comparisons may show substantial changes disproportionate to the Company's underlying business activity. Accordingly, the Company does not believe that its quarterly results of operations are necessarily indicative of results for future periods.

SUMMARY  OF  SPECTRUM  SCIENCES  &  SOFTWARE,  INC.  ACQUISITION

     Our former president, Donal R. Myrick, owned and operated Spectrum Sciences & Software, Inc., a Florida S-Corporation since its formation in 1982. Silva Bay International, Inc. acquired Spectrum Sciences & Software, Inc. in April 2003 in exchange for 2,500,000 shares of common stock to Mr. Myrick (taking into account the forward two-for-one stock split of April 9, 2003). We have continued to operate the business of Spectrum Sciences & Software, Inc. since our acquisition of its business under the name "Spectrum Sciences & Software Holdings Corp." The business the Company acquired, Spectrum Sciences & Software, Inc., has been in operation for 21 years prior to our acquisition. Prior to this acquisition, the Company had no operations or revenues.

     The acquisition of Spectrum Sciences & Software, Inc. was accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" ("SFAS 141"), which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by our management, based on information available and on assumptions as to future operations. Due to the composition of the majority of the governing body and senior management of the company being the same as Spectrum Sciences & Software, Inc. prior to the April 3, 2003 acquisition, Spectrum Sciences & Software, Inc. has been deemed to be the accounting acquirer (a reverse acquisition).

PLAN  OF  OPERATION

     We provide engineering, science and technological support services for the United States government. In addition, we manufacture munitions ground support equipment. Our revenues are earned primarily from contracts with the Department of Defense of the United States Government. Our goal is to grow our current business through acquisitions of other small, private defense contractors in exchange for our common stock. Our plan of operations has two major components: financing our current operations, and launching our acquisition strategy.

     MINIMUM 12 MONTH REQUIREMENTS. Our cash balances were $696,959 at December 31, 2003. Based on an analysis of our liabilities, we are dependent on the cooperation of our creditors to permit us to continue to operate. An analysis of our accounts payable and accrued and other liabilities indicates that our largest payables as of December 31, 2003 are: SouthTrust Bank (approximately $2,441,647), BG Capital Group ($465,090), Robert Genovese ($180,495),
Environmental  Management,  Inc.  (approximately  $234,000),  Washington  Group,
International (approximately $353,000), Endeavor Capital Inc., ($146,445), Internal Revenue Service (approximately $22,900) and The Trident Company (approximately $43,759). These creditors are specifically aware of our weak but improving financial position and our search for financing. The continued cooperation of these creditors is not assured. However, we have been successful in obtaining agreements with all creditors. The terms of the debt with SouthTrust Bank are as follows: unsecured $603,495 at a floating interest rate currently at 6.00%, maturing April 1, 2005; $1,537,649 at 8.5%, maturing April 1, 2005; $110,699 at 4.25% interest rate, maturing April 1, 2005; and $189,804 at 8.75% interest rate maturing. April 1, 2005. The Trident Company has accepted the company proposal of a lump sum payment of $25,000 (paid May 2, 2003) and monthly payments of approximately $8,880 until balance is paid. At December 31, 2003, the Trident balance was $43,759.

     Any new debt agreements that we would enter into would be unsecured as the majority of our assets currently secure our existing debt. Current agreements with our creditors will negatively impact our ability to obtain additional refinancing for our current debt and to obtain future capital at favorable terms if such financing becomes available.

CRITICAL  ACCOUNTING  POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions.

     We believe that the following critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our financial statements:

     Revenue recognition. We recognize revenue and profit on substantially all of our contracts using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various stages of the contracts can be made. Recognized revenues and profit are subject to revisions as the projects progress to completion. Revisions to the profit estimates are charged to income in the period in which the facts that give rise to the revisions become known.

     Inventory Valuation. We review our inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying value. The review includes identification of slow-moving inventories, obsolete inventories, and discontinued products or lines of products. The identification process includes analysis of historical performance of the inventory and current operational plans for the inventory as well as industry and customer-specific trends. If our actual results differ from management expectations with respect to the selling of our inventories at amounts equal to or greater than our carrying amounts, we would be required to adjust our inventory values accordingly.

     Impairment of Long Lived Assets. We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (iii) significant negative industry or economic trends; (iv) significant decline in our stock price for a sustained period; and (v) our market capitalization relative to net book value.

     When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset's carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model, and other measures of fair value.

RESULTS  OF  OPERATIONS

     The following tables set forth selected financial data from continuing operations on a consolidated and segment basis for the years ended December 31, 2003 and 2002. The segment tables, shown below, exclude certain charges, which are shown separately. The following numbers are presented as if Silva Bay International, Inc acquired Spectrum Sciences & Software, Inc. on January 1, 2002.

COMPARISON  OF  THE  YEARS  ENDED  DECEMBER  31,  2003  AND  DECEMBER  31,  2002

CONSOLIDATED  OVERVIEW

FOR  THE  YEARS  ENDED  DECEMBER  31,
                                          2003                  2002
                                  --------------------  --------------------
Sales. . . . . . . . . . . . . .  $ 13,329,963  100.0%  $12,261,630  100.0%
Cost of Sales. . . . . . . . . .    11,681,302   87.6%   11,875,499   96.9%
                                  --------------------  --------------------
Gross Profit . . . . . . . . . .  $  1,648,661   12.4%  $   386,131    3.1%

     Overall sales from continuing operations for the twelve months ended December 31, 2003 increased $1,068,333, or 8.7% compared to the same period in 2002 due to increases in sales activity in the Management Services and Engineering and Information Technology division segments, due to support of the U.S. government war actions. The cost of sales improved in 2003 due to a reserve for excess inventory established of $45,000 in 2003 versus impairment charges of finished goods inventory of $289,000 for boat and other manufacturing components in 2002.

     Gross profit as a percent of sales was 12.4% in 2003 compared to 3.1% in 2002. The increase in gross margin is primarily due to the increase in sales in the Management Services and Engineering and Information Technology divisions.

MANAGEMENT  SERVICES

FOR  THE  YEARS  ENDED  DECEMBER  31,
                                          2003                  2002
                                  --------------------  --------------------
Sales. . . . . . . . . . . . . .  $  9,325,714  100.0%  $  8,761,280  100.0%
Cost  of  Sales. . . . . . . . .     8,697,109   93.3%     8,681,596   99.1%
                                  --------------------  --------------------
Gross  Profit  . . . . . . . . .  $    628,605    6.7%  $     79,684    0.9%

     Sales in the Management Services segment increased $564,434 or 6.4% for the twelve-month period ended December 31, 2003 compared to 2002. The increases in revenue are primarily due to the scheduled increases in reimbursable labor cost under the Service Contract Act and increased contract modifications requesting additional range services in the 4th option year of the contract.

     Gross profit as a percent of sales was 6.7% for the twelve-month period ended December 31, 2003 compared to 0.9% in 2002. The increase is due to the increase in sales in the Management Services division as related to contract work performed as well as the continual implementation of cost cutting measures.

ENGINEERING  AND  INFORMATION  TECHNOLOGY  SERVICES  SEGMENT

FOR  THE  YEARS  ENDED  DECEMBER  31,
                                          2003                  2002
                                  --------------------  --------------------
Sales. . . . . . . . . . . . . .  $  1,806,273  100.0%  $  1,094,833  100.0%
Cost  of  Sales. . . . . . . . .       980,604   54.3%       569,243   52.0%
                                  --------------------  --------------------
Gross  Profit. . . . . . . . . .  $    825,669   45.7%  $    525,590   48.0%

     Sales in the Engineering and Information Technology Services segment increased $711,440 or 65% for the period ended December 31, 2003 as compared to the same period in 2002. Increased sales were a result of scheduled completion of backlog software development tasks for the Safe-Range program, and increases in license revenue.

     Gross profit, as a percent of sales was 45.7% for the twelve-month period ended December 31, 2003 as compared to 48% in 2002. The decrease is due to increased direct labor costs. This increase in labor costs was a result of hiring additional employees in this division.

MANUFACTURING  SEGMENT

FOR  THE  YEARS  ENDED  DECEMBER  31,
                                          2003                  2002
                                  --------------------  --------------------
Sales. . . . . . . . . . . . . .  $  2,197,976  100.0%  $  2,405,517  100.0%
Cost  of  Sales. . . . . . . . .     2,003,589   91.2%     2,624,660  109.1%
                                  --------------------  --------------------
Gross  Profit. . . . . . . . . .  $    194,387    8.8%  $   (219,143)  -9.1%

     Sales in the Manufacturing segment decreased $207,541, or 8.6% for the twelve-month period ended December 31, 2003 as compared to 2002. The slight decrease in revenue is due to working advanced programs for future business development.

     Gross margin as a percent of sales was 8.8% compared to -9.1% in 2002. This increase is due to tighter controls initiated on overhead costs.

OPERATING  EXPENSES

FOR  THE  YEARS  ENDED  DECEMBER  31,
                                                   2003                  2002
                                           --------------------  --------------------
Selling,  general  and  administrative     $1,268,174    100.0%  $  464,987    100.0%

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $1,268,174 for the year ending December 31, 2003 compared to $464,987 in the same period 2002, a net increase of $803,187, or 172.7%. This is increase is due to the additional costs of investor relations activities and SEC filing procedures.

OTHER  INCOME  AND  EXPENSES

     Interest income and expense, net. Net interest expense was $295,065 in the year ended December 31, 2003, compared to net interest expense of $306,582 in the year ended December 31, 2002. This is a decrease of 3.8% net of interest expense due to total company debt reduction.

     Other income and expense, net. Net other income in the year ended December 31, 2003 was $212,560 compared to other income of $273,028 in 2002. Our other income consists primarily of rental income received from L3 Communications, (formerly Raytheon).

     COMPARISON  OF  YEARS  ENDED  DECEMBER  31,  2002  AND  DECEMBER  31,  2001

CONSOLIDATED  OVERVIEW

                                  YEARS ENDED DECEMBER 31,
                                 2002                  2001
                         -------------------     -------------------
    Sales                $12,262,000  100.0%     $11,874,000  100.0%
    Cost of Sales         11,876,000   96.9%      11,034,000   92.9%
                         -------------------     -------------------
    Gross Margin         $   386,000   3.1%      $   840,000    7.1%

     Overall sales from continuing operations for the year ended December 31, 2002 increased compared to 2001. As indicated below, the Range Operations and Maintenance saw modest growth over the prior year while depressed markets have impacted the Manufacturing segment.

MANAGEMENT  SERVICES

                                  YEARS ENDED DECEMBER 31,
                                 2002                  2001
                         -------------------     -------------------
    Sales                $ 8,761,000  100.0%     $ 8,239,000  100.0%
    Cost of Sales          8,681,000   99.1%       7,822,000   94.9%
                         -------------------     -------------------
    Gross Margin         $    80,000   0.9%     $   417,000    5.1%

     Sales in the Management Service segment increased 6.3% for the year ended December 31, 2002 compared to 2001. The increases in revenue are primarily due to the increases in range patrolling and range maintenance work as added to the contract.

     Gross margin as a percent of sales for the year ended December 31, 2002 decreased compared to the prior year. Operational improvements, including improved quality, material procurement and facility management, have contributed to improved margins compared to 2001. In fiscal 2002, the decrease in gross margin was a direct result of increased labor rates. Labor rates are specified by the Department of Labor in accordance with the Service Contract Act.

ENGINEERING  AND  INFORMATION  TECHNOLOGY  SERVICES

                                  YEARS ENDED DECEMBER 31,
                                 2002                  2001
                         -------------------     -------------------
    Sales                $ 1,095,000  100.0%     $ 1,017,000  100.0%
    Cost of Sales            569,000   52.0%         526,000   51.7%
                         -------------------     -------------------
    Gross Margin         $   526,000   48.0%     $   491,000   48.3%

     Sales in the Engineering and Information Technology Services segment increased approximately 7.7% for the year ended December 31, 2002 as compared to 2001. Increased sales were a result of increased delivery orders on the General Services Administration contract. This contract was signed in December 14, 1999 and expires in December 13, 2004. Each delivery order under that contract has a separate performance schedule.

     Gross margin, as a percent of sales, remained consistent compared to the prior year.

MANUFACTURING  SEGMENT

                                  YEARS ENDED DECEMBER 31,
                                 2002                  2001
                         -------------------     -------------------
    Sales                $ 2,406,000  100.0%     $ 2,618,000  100.0%
    Cost of Sales          2,625,000  109.1%       2,607,000   99.6%
                         -------------------     -------------------
    Gross Margin         $  (219,000) (9.1)%     $    11,000    0.4%

     Sales in the Manufacturing segment declined 8.1% for the year ended December 31, 2002 as compared to 2001. The decline in revenue is driven primarily by the overall weakness in the U.S. economy and reduction in sales due to September 11, 2001. In 2002, conditions were very weak in the Department of Defense markets for our line of products including aircraft and munitions handling equipment.

     Gross margin as a percent of sales decreased by 166% in 2002 compared to 2001, primarily due to the operating holding loss on inventory of $289,000. The holding loss on inventory was a result of obsolete equipment previously purchased. The anticipation was to sell the equipment to the Federal Government, however, due to the decline in the government's requirements as a result of the terrorist attacks of September 11, 2001 and no adequate storage facility, the equipment deteriorated beyond economic repair. Normal direct and indirect costs decreased by 9.1%, while revenues decreased only 8.1% for the year. Adjusting for the inventory reserve adjustments in 2002, gross margin percentages would have remained consistent with prior year despite decreased revenues, as we adjusted our operations to the depressed market conditions by lowering overhead and reducing spending.

     During the year ended December 31, 2001 the Company operations included other divisions that are no longer active. The cost of sales related to these operations was $78,000, which is included in cost of sales in the audited financial statements for the year ended December 31, 2001. There were no sales related to these functions.

OPERATING  EXPENSES

                                  YEARS ENDED DECEMBER 31,
                                 2002                  2001
                         -------------------     -------------------
    Selling, general
     and administrative      465,000  100.0%         428,500  100.0%

Selling, general and administrative expense. Selling, general and administrative ("SG&A") expenses were $465,000 in 2002 compared to $428,500 in 2001, a net decrease of $36,500.

OTHER  INCOME  AND  EXPENSES

     Interest income and expense, net. Net interest expense was $303,297 in the year ended December 31, 2002, compared to net interest expense of $328,314 in 2001. The decline in interest expense is a result of lower prevailing interest rates and lower average investment balances.

     Other income and expense, net. Net other income in 2002 was $269,743 compared to other income of $149,127 in 2001. Our other income consists primarily of rental income received from L3 Communications, (formerly Raytheon). The additional increase from the prior year is due to a one-time legal settlement payment of $175,000.

     Discontinued operations. During the second quarter of 2002, we decided to divest our Yacht Manufacturing division. We completed the disposal of the division in the fourth quarter of 2002. During 2002, we recorded a special charge of $407,000, which included the impairment of assets and closing related expenses.

BACKLOG  BY  SEGMENT  (UNAUDITED)

                              Engineering
                                  and
                              Information  Management
               Total Company  Technology    Services   Manufacturing
               -------------  -----------  ----------  -------------
Year End 2003      8,532,829    1,056,315   3,396,118      4,080,396
-------------  -------------  -----------  ----------  -------------

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had cash balances totaling $ 696,959 at December 31, 2002. During the past fiscal year, our principal sources of funds have been cash generated from loans, financing activities and from continuing operations. That is up from the previous year due primarily to an $ 816,731 increase in net income for the total company.

     We will need approximately $1 million of additional working capital within the next twelve months to pay down vendors and amounts we owe to continue our current operations. Based on our current operations, we believe we can continue to operate for an additional 12 months. We will need an additional $ 750,000 of working capital to refinance and pay off our non-real estate debt with
SouthTrust  Bank  within  the  next 15               months.  We will attempt to
obtain  this  capital  through  borrowing  or  from selling our stock privately.

     We currently intend to satisfy our long-term liquidity requirements from cash flow from operations and with the proceeds from future equity offerings. Further, our long-term liquidity requirements will depend on many factors, including but not limited to, various risks associated with our business that affect our sales levels and pricing, our ability to recover all of our up-front costs related to future acquisitions, capital expenditures and operating expense requirements and there can be no assurance that we will not need to raise additional funds to satisfy them.

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements and reports of independent auditors are included herein immediately following the signature page to this report. See Item 13 for a list of the financial statements included.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE.

     The auditor for the Company prior to the April 2, 2003 acquisition of Spectrum Sciences & Software, Inc. was Richard M. Prinzi, Jr., CPA. The auditor of the acquired company, Spectrum Sciences & Software, Inc., is Tedder, James, Worden & Associates, P.A. Going forward after the merger of April 3, 2003, the Company's auditor has been Tedder, James, Worden & Associates, P.A. The prior auditor Richard M. Prinzi, Jr. was dismissed. The prior auditor Richard M. Prinzi, Jr.'s report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the prior auditor Richard M. Prinzi, Jr. The decision to change accountants was approved be the board of directors.

                       ITEM 8A.  CONTROLS AND PROCEDURES.

     Our current principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's current principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

    PART  III  - ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                                     PERSONS

     The names of our executive officers and directors, their ages as of March 29, 2004, and the positions currently held by each are as follows:

NAME                         AGE     POSITION
----                        ----     --------
William H. Ham, Jr.          55     Chief Executive Officer and President

Nancy Chadderdon Gontarek    48     Executive Vice President, Chief Financial
                                    Officer and Secretary

Kelvin D. Armstrong          62     Director

Karl Heer                    54     Director

BIOGRAPHIES  OF  EXECUTIVE  OFFICERS

     WILLIAM H. HAM, JR. Mr. Ham has been the Vice President in charge of Range Systems Operations and Maintenance for Spectrum Sciences & Software, Inc. since August, 1999. Mr. Ham was promoted to Executive Vice President in January 2004 and was appointed Chief Executive Officer and President in March 2004. Mr. Ham is responsible for all contracts including personnel, budgeting, performance contracts, sub contracts and proposals. From 1991 to 1999, Mr. Ham was a senior scientist with Spectrum Sciences & Software, Inc. Mr. Ham earned a B.S. degree in Electrical Engineering from the United States Air Force Academy in 1970. He earned a Certificate in Airspace Planning from the Federal Aviation Administration in 1978.

     NANCY CHADDERDON GONTAREK. Mrs. Gontarek has been the Chief Financial Officer of Spectrum Sciences & Software, Inc. since November, 2002. From November, 2000 to November 2002, Mrs. Gontarek was the Controller of Spectrum Sciences & Software, Inc. Mrs. Gontarek has over 20 years experience in financial and systems management, with approximately 5 years previous experience with a major Department of Defense contractor. From 1995 to 2000, Mrs. Gontarek was the Controller for Nugget Oil, Inc. located in Crestview, Florida. Mrs. Gontarek earned a B.A. degree from State University of New York at Fredonia, New York, and she earned an M.B.A. from George Washington University in Washington, DC in 1982.

KELVIN "KELLY" DONALD ARMSTRONG. Mr. Armstrong has been a director of Spectrum since October 2003. From 1979 to 1998, Mr. Armstrong owned and managed the Glen Oak Ford auto dealership in Victoria, British Columbia, Canada. Mr. Armstrong sold the Ford auto dealership in 1998. In 1998, Mr. Armstrong founded KellyOak Enterprises, Ltd., an investment and property management firm. Also, in 1998, Mr. Armstrong founded KOEL Enterprises, Ltd., a consulting firm that provides consulting and management services to companies having financial problems. In 1992, Mr. Armstrong was elected to the Victoria City Counsil where he served for one year. Mr. Armstrong served on the Victoria, British Columbia Police Board from 1989 to 1992. Additionally, Mr. Armstrong is president of the Cystic Fibrosis Foundation, Victoria, British Columbia Chapter, director of
Cystic  Fibrosis  Canada  and  director  of  Arbutus  Society  for  Children.

     KARL HEER. Mr. Heer has been a director of Spectrum since October 2003. From 1986 to the present, Mr. Heer has co-owned and operated Nautic Distributors Ltd., based in Richmond, British Columbia, Canada. Nautic is a distributor of water sporting goods (water skis, wake boards and ancillary products like gloves, life jackets and tow ropes) throughout Canada. From 1985 to 1990, Mr. Heer was the district credit manager for W.G. McMahon Ltd. a carpet and floor covering wholesale company based in Burnaby, British Columbia. At W.G. McMahon Mr. Heer was responsible for handling credit and collections through the western Canadian provinces. From 1976 to 1985, Mr. Heer was the district credit manager for Buckwold's (Western) Ltd. also a carpet and floor covering wholesale company, based in Saskatoon, Saskatchewan, Canada. At Buckwold's Mr. Heer was responsible for handling credit and collections through the western Canadian provinces. Mr. Heer earned a B.A. degree in Commerce from Simon Fraser University, located in Burnaby, British Columbia, in 1971.

SECTION  16(A)  FILING  COMPLIANCE

     Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Company under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, Donal Myrick, William Ham, Nancy Gontarek, Kelvin Armstrong, and Karl Heer were not timely with the filing of each of the Form 3s as required under Section 16(a) of the Securities Exchange Act of 1934.

CODE  OF  ETHICS

The Company has adopted a Code of Ethics applicable to its principal executive officer and principal financial officer, a copy of which is filed with the

Securities  and  Exchange  Commission as an exhibit to this report.

FINANCIAL  EXPERT

     The Company does not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because the limited resources of the Company and its limited operating activities do not warrant the formation of an audit committee or the expense of doing so. Spectrum does not have a financial expert serving on the Board of Directors or employed as an officer based on management's belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for the Company to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

                                    PART III
                         ITEM 10. EXECUTIVE COMPENSATION

ANNUAL  COMPENSATION

     The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Spectrum Sciences & Software Holdings Corp. for the prior fiscal years ended December 31, 2003, 2002, and 2001, of those persons who were either the chief executive officer during the last completed fiscal year or one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded US$100,000.

Annual  Compensation
Name and Principal Position                         Fiscal Year        Salary ($)
--------------------------------------------       --------------  -----------------
Donal R. Myrick,. . . . . . . . . . . . . . . . .            2003              10,000
Former President and CEO, Former Chairman of. . .            2002              99,996
the Board of Directors                                       2001              91,998
--------------------------------------------       --------------   -----------------
Donald R. Garrison, . . . . . . . . . . . . . . .            2003              82,014
Former Chief Operating Officer. . . . . . . . . .            2002              82,014
                                                             2001              82,014
--------------------------------------------       --------------   -----------------
William H. Ham, Jr, . . . . . . . . . . . . . . .            2003              64,104
President and CEO                                            2002              60,984
                                                             2001              71,701
--------------------------------------------       --------------   -----------------
Nancy Chadderdon Gontarek,. . . . . . . . . . . .            2003              76,375
Chief Financial Officer, Executive Vice President            2002              65,000
and Secretary                                                2001              65,000

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

     Donal Myrick signed a three year employment agreement to serve as president and chief executive officer of the Company, which agreement took effect December 4, 2003. Mr. Myrick's compensation pursuant to this employment agreement was $10,000 per month. The agreement also called for a severance pay to Mr. Myrick, if he was terminated without cause. As of March 23, 2004, Mr. Myrick resigned as President, CEO and Chairman of the Company. Mr. Myrick indicated that he was resigning due to his disagreements with matters relating to the Company's operations, policies and practices. From December 4, 2003, through the date of his resignation, Mr. Myrick was paid an aggregate amount of $20,000. The Company believes that no other moneys are owed to Mr. Myrick under this agreement. However, the Company recognizes the following debts must be paid to Mr. Myrick: director's fees for $3,000 and approximately $16,000 for the purchase of various manufacturing equipment. As of April 7, 2004 $9,945 was paid to Mr. Myrick for accured leave.

     Donald Garrison submitted his resignation as the Chief Operating Officer effective February 2, 2004. Mr. Garrison indicated he was resigning due to his inability to accept his reduced level of responsibility following a previous board of director's action.

DIRECTORS  COMPENSATION

     A compensation package for our board was established in January 2004. Each director is due $12,000 per annum, payable quarterly on each March 31, June 30, September 30 and December 31.

     Officers and directors are reimbursed for travel expenses incurred in connection with the Company's business.

STOCK  OPTION  GRANTS

     An employee stock option and an incentive plan was established in January 2004. However, as of March 29, 2004, there were no individual grants of stock options to any Executive Officers.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2004. The information in this table provides the ownership information for:

     - each person known by us to be the beneficial owner of more than 5% of our common stock;

     -    each  of  our  directors;

     -    each  of  our  executive  officers;  and

     -    our  executive  officers,  directors and director nominees as a group.

     Percentage ownership in the following table is based on 21,651,000 shares of common stock outstanding as of March 29, 2004. The percentages have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address                                                  Number of Shares      Percentage
of Beneficial Owner                      Title of Class          Beneficially Owned   Outstanding(1)
--------------------------------  -----------------------------  -------------------  --------------
William H. Ham, Jr.
91 Hill Avenue NW                 Common Stock, $.0001 par value                  0               0%
Fort Walton Beach, Florida 32548
--------------------------------  -----------------------------  -------------------  --------------
Nancy Chadderdon Gontarek
91 Hill Avenue NW                 Common Stock, $.0001 par value                  0               0%
Fort Walton Beach, Florida 32548
--------------------------------  -----------------------------  -------------------  --------------
Kelvin D. Armstrong
91 Hill Avenue NW                 Common Stock, $.0001 par value                  0               0%
Fort Walton Beach, Florida 32548
--------------------------------  -----------------------------  -------------------  --------------
Karl Heer
91 Hill Avenue NW                 Common Stock, $.0001 par value                  0               0%
Fort Walton Beach, Florida 32548
--------------------------------  -----------------------------  -------------------  --------------
Donal R. Myrick
511 Circle DR.                    Common Stock, $.0001 par value          2,500,000            11.5%
FT Walton Beach, FL 32548
--------------------------------  -----------------------------  -------------------  --------------
All directors and officers                                                        0             0.0%
--------------------------------  -----------------------------  -------------------  --------------

          ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Related party transactions consist of the following as of December 31, 2003:

450,000 promissory note payable to BG Capital Group, Inc. (owned by a. . . .  $   465,090(1)
Robert Genovese).  Interest payable at 8% per annum beginning July 25, 2003.
Payable upon demand. Unsecured.
----------------------------------------------------------------------------  --------------
Management consulting fees and expenses to Endeavor Capital Group, LLC. . . .     146,445(1)
(owned by Robert Genovese. Non-interest bearing. Payable upon demand.
Unsecured.
----------------------------------------------------------------------------  --------------
Cash advances made to Company byRobert Genovese.  Non-interest Bearing. . . .     180,495(1)
Payable upon demand.  Unsecured.
----------------------------------------------------------------------------  --------------
50,000 due to the spouse of the President of the Company. Payable upon. . . .      50,500
demand.  Interest 12%. Unsecured
----------------------------------------------------------------------------  --------------
Total related party payables. . . . . . . . . . . . . . . . . . . . . . . . .     842,530
----------------------------------------------------------------------------  --------------

(1) Mr. Genovese exercised 900,000 shares on March 12, 2004 in the form of debt conversion equivalent to $1,485,000.

     On March 8, 2004, Endeavor Capital Group, LLC submitted $1,601,850 of invoices to the Company for expenses incurred as a part of Spectrum's consulting agreement with Endeavor. These 2004 expenses are associated with the investor awareness and investor relations programs. These expenses are being reviewed in substance by the Registrant's chief financial officer. If they are deemed corporate expenses, such will be due to Endeavor on demand.

     During 2003, cash advances totaling $603,654 were provided to the Company by Robert Genovese. The Company repaid $519,988 of such cash advances during 2003. No interest was paid on the cash advances.

     During 2003, the Company was provided management consulting services by Endeavor Capital Group, LLC ("Endeavor"), which is owned by Robert Genovese. Management consulting fees of $40,000 and expenses of $81,904 are reported as consulting fees in the accompanying financial statements for the year ended December 31, 2003. The consulting agreement between Endeavor Capital Group, LLC and the Company is for the term from March 1, 2003, to March 1, 2004. Consulting fees are $4,000 per month under the terms of the agreement. In March 2004, Endeavor used the monies owed to it under this agreement, to exercise the options issued to Mr. Genovese.

     On July 25, 2003, the Company entered into a debt purchase and consolidation agreement to consolidate debt owed to Brannon Capital Corporation and Tradewinds Investments Overseas, Inc. Both companies were owned by a previous director of the Company, Dwain Brannon. As of the date of the agreement, BG Capital Group ("BGCap") assumed the debt owed to Brannon Capital Corporation and Tradewinds Investments Overseas, Inc. In March 2004, BGCap used the monies owed to it under this agreement, to exercise the options issued to Mr. Genovese.

     The spouse of the President of the Company advanced funds to the Company at various times during the year. Total advance of $317,500 were provided during the year ended December 31, 2003. The Company repaid $269,513 of the cash advances during 2003. Interest of $2,013 was paid on the advances.

     On March 3, 2003, we issued 100,000 shares of our common stock (taking into account the forward two for one split on April 9, 2003) to Jackson Steinem, Inc. for consulting services related to the filing of our registration statement. The beneficial owner of Jackson Steinem, Inc. is Adam S. Gottbetter of Gottbetter & Partners, LLP, the Company's ;egal counsel. This stock issuance was valued at $5,000 or $.05 per share.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

REPORTS  ON  FORM  8-K

     On  December 15, 2003, the Company filed a Form 8-K and reported on Item 9.

EXHIBITS

Financial  Statements
---------------------

INDEPENDENT  AUDITOR'S  REPORT                                            F-2

CONSOLIDATED  FINANCIAL  STATEMENTS:

Consolidated  Balance  Sheet                                              F-3

Consolidated  Statements  of  Operations                                  F-4

Consolidated  Statements  of  Capital  Deficit                            F-5

Consolidated  Statements  of  Cash  Flows                                 F-6

Notes  to  Consolidated  Financial  Statements                            F-7

The following exhibits filed as a part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

Exhibit
Number       Description
-----------  ------------------------------------------------------------------------
   3.1. . .  Certificate of Incorporation, filed August 28, 1998*
-----------  ------------------------------------------------------------------------
   3. 2 . .  Certificate of Amendment of Certificate of Incorporation, filed April 8,
             2003*
-----------  ------------------------------------------------------------------------
   3.3. . .  Certificate of Renewal and Revival, filed March 24, 2003*
-----------  ------------------------------------------------------------------------
   3.4. . .  Omitted
-----------  ------------------------------------------------------------------------
   3.5. . .  Certificate of Merger filed with the Delaware Secretary of State*
-----------  ------------------------------------------------------------------------
   3.6. . .  Articles of Merger filed with the Florida Secretary of State*
-----------  ------------------------------------------------------------------------
   3.7. . .  Bylaws of Silva Bay International, Inc., dated August 26, 1998*
-----------  ------------------------------------------------------------------------
   3.8. . .  Amended And Restated Bylaws of Silva Bay International, Inc., dated
             March 24, 2003*
             ------------------------------------------------------------------------
   4.1. . .  Specimen Certificate of Common Stock*
-----------  ------------------------------------------------------------------------
   4.2. . .  2004 Non-Statutory Stock Option Plan*****
-----------  ------------------------------------------------------------------------
  10.1. . .  Agreement and Plan of Merger among Silva Bay International, Inc., SSS
             Acquisition Company and Spectrum Sciences & Software, Inc., dated April
             2, 2003**
-----------  ------------------------------------------------------------------------
  10. 2 . .  Employment Agreement with Donal R. Myrick*
-----------  ------------------------------------------------------------------------
  10.3. . .  Consulting Agreement with Dwain Brannon, dated December 28, 2001*
-----------  ------------------------------------------------------------------------
  10.4. . .  IRS Levy Letter, dated April 24, 2003**
-----------  ------------------------------------------------------------------------
  10.5. . .  Promissory Note to Washington Group International, Inc.**
-----------  ------------------------------------------------------------------------
  10.6. . .  Stipulation Agreement with Trident**
-----------  ------------------------------------------------------------------------
  10.7. . .  IRS Levy Letter, dated September 5, 2003***
-----------  ------------------------------------------------------------------------
  10.8. . .  Four Renewal Revolving Promissory Notes with SouthTrust Bank, and
             Forbearance Agreement dated February 28, 2002***
-----------  ------------------------------------------------------------------------
  10.9. . .  Extension and Modification of Loans, with SouthTrust Bank, dated January
             31, 2003***
-----------  ------------------------------------------------------------------------
  10.10 . .  Amendment to Extension and Modification of Loans, with SouthTrust
             Bank, dated August 26, 2003***
-----------  ------------------------------------------------------------------------
  10.11 . .  Second Amendment to Extension and Modification of Loans, with
             SouthTrust Bank, dated September 10, 2003***
-----------  ------------------------------------------------------------------------
  10.12 . .  Consulting  Agreement  between Endeavor Capital Group LLC and
             Spectrum  Sciences  and Software,  Inc.,  dated  March  1,  2003****
-----------  ------------------------------------------------------------------------
  10.13 . .  Consulting Agreement between Robert Genovese and Spectrum Sciences &
             Software Holdings Corp. dated March 11, 2004.*****
-----------  ------------------------------------------------------------------------
  10.14 . .  Promissory Note between Spectrum Sciences and Software, Inc. and BG
             Capital Group Ltd. dated July 25, 2003*****
-----------  ------------------------------------------------------------------------
  10.15 . .  Publicity Agreement between Capital Financial Media, Inc. and Spectrum
             Sciences and Software Holdings Corp. dated November 17, 2003.******
-----------  ------------------------------------------------------------------------
  14  . . .  Standards of Business Conduct (Code of Ethics) ******
-----------  ------------------------------------------------------------------------
  16.1. . .  Letter of Agreement from former accountant Richard M. Prinzi, Jr.***
-----------  ------------------------------------------------------------------------
  21.1. . .  List of Subsidiaries*
-----------  ------------------------------------------------------------------------
  23.1. . .  Accountant's Consent, Tedder, James, Worden & Associates, P.A.***
-----------  ------------------------------------------------------------------------
  23.2. . .  Accountant's Consent, Richard M. Prinzi, Jr., Certified Public
             Accountant***
-----------  ------------------------------------------------------------------------
  31.1       Certification Of Chief Executive Officer Required By Rule 13a-14(A) Or
             15d-14(A)
-----------  ------------------------------------------------------------------------
  31.2       Certification Of Chief Financial Officer Required By Rule 13a-14(A) Or
             15d-14(A)
-----------  ------------------------------------------------------------------------
  32.1       Certification of Chief Executive Officer Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350
-----------  ------------------------------------------------------------------------
  32.2       Certification of Chief Financial Officer Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350
-----------  ------------------------------------------------------------------------

* Previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003.

**   Previously  filed in registration statement on Form 10-SB File No. 1-31710, filed  with  the  Securities  and  Exchange  Commission  on  August  11,  2003.

*** Previously filed in registration statement on Form 10-SB File No. 0-50373, filed with the Securities and Exchange Commission on October 1, 2003.

**** Previously filed in registration statement on Form 10-SB File No. 0-50373, filed with the Securities and Exchange Commission on October 24, 2003.

***** Previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004.

******  Filed  Herewith

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

(1)  Audit  Fees

     The aggregate fees billed for professional services rendered by Tedder, James, Worden & Associates, P.A. of Orlando, Florida for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $52,970 and $28,500 respectively.

(2)  Audit  Related  Fees

     The aggregate fees billed for professional services rendered by Tedder, James, Worden, & Associates for audit related fees for fiscal year 2003 were $19,422. These fees were incurred in connection with the company's Form 10-SB filing.

(3)  Audit  Committee  Policies  and  Procedures

     The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Tedder, James, Worden, & Associates for fiscal years 2003 and 2002.

(4) Audit Work Attributed to Persons Other than Tedder, James, Worden, & Associates' Full-time, Permanent Employees.

     Not  applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14,  2004               Spectrum Sciences & Software Holdings Corp.


                                     By:  /s/ William H. Ham
                                          --------------------------------------
                                          William  H.  Ham,
                                          President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                        DATE
-----------------------  --------------------------------------  ---------------
/s/  William  H.  Ham    President  and Chief Executive Officer  April 14,  2004
-----------------------
William  H.  Ham

/s/ Nancy  Gontarek      Treasurer , Chief Financial and         April 14,  2004
-----------------------  Accounting Officer
Nancy  Gontarek

Board  of  Directors

/s/ Kelly  Armstrong     Director                                April 14,  2004
-----------------------
Kelly  Armstrong

/s/ Karl  Heer           Director                                April 14,  2004
-----------------------
Karl  Heer

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY


                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2003 AND 2002



                                TABLE OF CONTENTS
                                -----------------

INDEPENDENT  AUDITOR'S  REPORT                                            F-2


CONSOLIDATED  FINANCIAL  STATEMENTS:

Consolidated  Balance  Sheet                                              F-3

Consolidated  Statements  of  Operations                                  F-4

Consolidated  Statements  of  Capital  Deficit                            F-5

Consolidated  Statements  of  Cash  Flows                                 F-6

Notes  to  Consolidated  Financial  Statements                            F-7

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Spectrum Sciences & Software Holdings Corp.


We have audited the accompanying consolidated balance sheet of Spectrum Sciences & Software Holdings Corp. and Subsidiary (the "Company") as of December 31, 2003, and the related consolidated statements of operations, capital deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Sciences & Software Holdings Corp. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to repay outstanding notes payable and continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  TEDDER,  JAMES,  WORDEN  &  ASSOCIATES,  P.A.


Orlando,  Florida
April  5,  2004

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2003
--------------------------------------------------------------------------------

                                     ASSETS
                                -----------------
  Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $        696,959
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,727,884
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .           122,392
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .            18,723
    Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . .            11,440
                                                                        -----------------

      Total current assets . . . . . . . . . . . . . . . . . . . . . .         2,577,398

    Property, plant, and equipment, net. . . . . . . . . . . . . . . .         2,003,854
    Cash surrender value of life insurance . . . . . . . . . . . . . .            38,665
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,247
                                                                        -----------------

      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $      4,634,164
                                                                        =================

                        LIABILITIES AND CAPITAL DEFICIT
     ----------------------------------------------------------------------

  Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .  $      1,270,859
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .           540,946
    Contract deposits. . . . . . . . . . . . . . . . . . . . . . . . .            50,000
    Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . .            36,966
    Due to related parties (Note 10) . . . . . . . . . . . . . . . . .           842,530
    Current portion of long-term debt. . . . . . . . . . . . . . . . .           693,648
    Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .           325,361
                                                                        -----------------

      Total current liabilities. . . . . . . . . . . . . . . . . . . .         3,760,310

    Long-term debt, less current portion . . . . . . . . . . . . . . .         1,762,651
                                                                        -----------------

      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .         5,522,961

  Commitments and contingencies (Note 17)

  Capital deficit:
    Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
      none issued. . . . . . . . . . . . . . . . . . . . . . . . . . .                 -
    Common stock, $0.0001 par value; 80,000,000 shares authorized;
      18,851,000 and 18,844,000 shares issued and outstanding as of
      December 31, 2003 and 2002, respectively . . . . . . . . . . . .             1,885
    Additional paid in capital . . . . . . . . . . . . . . . . . . . .            79,426
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .          (970,108)
                                                                        -----------------

      Total capital deficit. . . . . . . . . . . . . . . . . . . . . .          (888,797)
                                                                        -----------------

      Total liabilities and capital deficit. . . . . . . . . . . . . .  $      4,634,164
                                                                        =================

See  the  accompanying  notes  to  the  consolidated  financial  statements.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

For  the  years  ended  December  31,  2003  and  2002
--------------------------------------------------------------------------------

                                                          2003           2002
                                                      -------------  ------------
Revenues . . . . . . . . . . . . . . . . . . . . . .  $ 13,329,963    12,261,630

Cost of revenues . . . . . . . . . . . . . . . . . .   (11,681,302)  (11,875,499)
                                                      -------------  ------------

    Gross profit . . . . . . . . . . . . . . . . . .     1,648,661       386,131

Operating expenses . . . . . . . . . . . . . . . . .    (1,268,174)     (464,987)
                                                      -------------  ------------

    Income (loss) from operations. . . . . . . . . .       380,487       (78,856)

Non-operating expense, net . . . . . . . . . . . . .       (82,505)      (33,554)
                                                      -------------  ------------

    Income (loss) from continuing operations . . . .       297,982      (112,410)

Discontinued operations:
  Loss on disposal of yacht manufacturing segment. .             -      (407,250)
                                                      -------------  ------------

    Income (loss) before cumulative effect of
      accounting change. . . . . . . . . . . . . . .       297,982      (519,660)

Cumulative effect of accounting change for
  SFAS No. 142 . . . . . . . . . . . . . . . . . . .             -       (91,022)
                                                      -------------  ------------

    Income (loss) before provision for income taxes.       297,982      (610,682)

Provision for income taxes . . . . . . . . . . . . .       (91,933)            -
                                                      -------------  ------------

    Net income (loss). . . . . . . . . . . . . . . .  $    206,049      (610,682)
                                                      =============  ============

Weighted average shares outstanding:
  Basic and diluted. . . . . . . . . . . . . . . . .    18,845,112    18,844,000
                                                      =============  ============

Earnings (loss) per share:
  Basic and diluted. . . . . . . . . . . . . . . . .  $       0.01         (0.03)
                                                      =============  ============

See  the  accompanying  notes  to  the  consolidated  financial  statements.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

                 For the years ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                             COMMON STOCK       ADDITIONAL
                                      ------------------------    PAID-IN    ACCUMULATED
                                         SHARES       AMOUNT      CAPITAL      DEFICIT       TOTAL
                                      -------------  ---------  -----------  -----------  -----------
Balances at December 31, 2001. . . .           600   $    600             -    (565,475)    (564,875)

Net loss . . . . . . . . . . . . . .             -          -             -    (610,682)    (610,682)
                                      -------------  ---------  -----------  -----------  -----------

Balances at December 31, 2002. . . .           600        600             -  (1,176,157)  (1,175,557)

Recapitalization of Silva Bay
   International, Inc. . . . . . . .    16,344,000      1,634        69,077           -       70,711

Issuance of shares to effectuate the
    recapitalization . . . . . . . .     2,500,000        250           350           -          600

Dissolution of Spectrum Sciences &
  Software, Inc. stock . . . . . . .          (600)      (600)            -           -         (600)

Issuance of shares to legal counsel.         7,000          1         9,999           -       10,000

Net income . . . . . . . . . . . . .             -          -             -     206,049      206,049
                                      -------------  ---------  -----------  -----------  -----------

Balances at December 31, 2003. . . .    18,851,000   $  1,885        79,426    (970,108)    (888,797)
                                      =============  =========  ===========  ===========  ===========

See  the  accompanying  notes  to  the  consolidated  financial  statements.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the years ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                                   2003        2002
                                                                                ----------  -----------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 206,049     (610,682)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    139,393      148,899
    Management consulting fees financed through related party advance. . . . .    121,904            -
    Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     46,535            -
    Write-down of obsolete inventory . . . . . . . . . . . . . . . . . . . . .     45,000      289,652
    Accrued interest payable on due to related parties . . . . . . . . . . . .     15,590            -
    Issuance of common stock to legal counsel for services . . . . . . . . . .     10,000            -
    Gain on disposal of equipment. . . . . . . . . . . . . . . . . . . . . . .    (22,260)           -
    Decrease (increase) in cash surrender value of life insurance. . . . . . .    (18,964)       5,059
    Restatement. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -       92,065
    Cumulative effect of accounting change . . . . . . . . . . . . . . . . . .          -       91,022
    Discontinued operations:
      Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . .          -       34,978
      Gain on extinguishment of debt . . . . . . . . . . . . . . . . . . . . .          -      (36,726)
    (Increase) decrease in assets:
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    356,905       27,579
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    123,952      472,989
      Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (9,730)      (8,993)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,763         (723)
    Increase (decrease) in liabilities:
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (142,620)     204,999
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (74,099)     332,434
      Contract deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (123,936)    (114,349)
      Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .     36,966            -
                                                                                ----------  -----------

        Net cash provided by continuing operations . . . . . . . . . . . . . .    726,448      928,203
        Net cash used in discontinued operations . . . . . . . . . . . . . . .    (15,000)     (33,146)
                                                                                ----------  -----------

        Net cash provided by operating activities. . . . . . . . . . . . . . .    711,448      895,057

Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . .    (71,299)     (13,570)
  Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . . .     22,260            -
  Proceeds from sale of discontinued operations. . . . . . . . . . . . . . . .          -      360,000
                                                                                ----------  -----------

        Net cash provided by (used in) investing activities. . . . . . . . . .    (49,039)     346,430

Cash flows from financing activities:
  Net repayments on bank lines of credit . . . . . . . . . . . . . . . . . . .   (551,148)  (1,069,437)
  Proceeds from notes payable. . . . . . . . . . . . . . . . . . . . . . . . .          -       75,000
  Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .   (184,377)    (146,962)
  Advances from related parties. . . . . . . . . . . . . . . . . . . . . . . .    943,154      641,370
  Repayments of advances from related parties. . . . . . . . . . . . . . . . .   (806,988)    (322,073)
                                                                                ----------  -----------

        Net cash used in financing activities. . . . . . . . . . . . . . . . .   (599,359)    (822,102)
                                                                                ----------  -----------

        Net increase in cash and cash equivalents. . . . . . . . . . . . . . .     63,050      419,385

Cash and cash equivalents - beginning of year. . . . . . . . . . . . . . . . .    633,909      214,524
                                                                                ----------  -----------

Cash and cash equivalents - end of year. . . . . . . . . . . . . . . . . . . .  $ 696,959      633,909
                                                                                ==========  ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 308,538      300,693
                                                                                ==========  ===========

Supplemental schedule of non-cash financing and investing activities:
  Non-cash investing and financing transactions incurred during the year for:
    Conversion of bank line of credit  to priority notes payable . . . . . . .  $ 649,361            -
                                                                                ==========  ===========

    Conversion of accrued expenses to short-term debt. . . . . . . . . . . . .  $ 325,361            -
                                                                                ==========  ===========

    Recapitalization of Silva Bay International, Inc.. . . . . . . . . . . . .  $  70,711            -
                                                                                ==========  ===========

See  the  accompanying  notes  to  the  consolidated  financial  statements.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Organization  And  Nature  Of  Business

     Silva Bay International, Inc. was formed in 1998 for the purpose of locating and recovering rare and valuable aircraft. Silva Bay International, Inc. had no operations and no revenue from inception in 1998 to the time of acquisition of Spectrum Sciences & Software, Inc. in April 2003.

     Spectrum Sciences & Software, Inc. (the "Subsidiary") was incorporated in the State of Florida on October 8, 1982. Headquartered in Fort Walton Beach, Florida, the Subsidiary has three reportable segments - management services, manufacturing, and engineering and information technology services. Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance. Manufacturing operations include the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment. The Subsidiary's engineering and information technology services segment consists of the sale of engineering and information technology services developed to assist in hazard management and weapons impact analysis.

     On April 3, 2003, Silva Bay International, Inc. (a Delaware corporation) acquired Spectrum Sciences & Software, Inc., a Florida corporation, in exchange for the issuance of 2,500,000 shares of common stock as further described in
Note 3 to the financial statements. On April 8, 2003, Silva Bay International, Inc. changed its name to Spectrum Sciences & Software Holdings Corp. Spectrum Sciences & Software, Inc. is now the wholly owned subsidiary of Spectrum
Sciences  &  Software  Holdings  Corp.  (the  "Company").

     The Company's contracts are primarily fixed price contracts with the United States Department of Defense ("DoD"). The Company currently has contracts in Florida and Arizona. During the years ended December 31, 2003 and 2002, 99% of the Company's revenues were derived from contracts with the DoD.

(b)     Principles  Of  Consolidation

     The consolidated financial statements include the accounts of Spectrum Sciences & Software Holdings Corp. and its wholly owned subsidiary, Spectrum
Sciences & Software, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

(c)     Revenue  and  Cost  Recognition

     The Company's principal source of revenue is derived from contracts with the DoD and other governmental contractors. Revenues and costs of revenues earned are recognized for its three segments as described below. Management's revenue recognition policies, including methods and criteria used for determining extent of completion on its contracts, are described below.

Management  Services

     The Company recognizes income on its management service contracts over the life of the contract as delivery of services occur. All related costs to perform the services, which consist primarily of labor costs, including those subcontracted to other parties, are also recorded as the costs are incurred.

     Manufacturing

     The Company recognizes revenue on long-term fixed price manufacturing contracts on a percentage of completion method of accounting based on the ratio of costs incurred to the estimated total costs upon completion. Criteria used in determining substantial completion for its manufacturing contracts include compliance with performance specifications and customer acceptance. Materials purchased in advance of the start of the labor process are held as inventory until the manufacturing process begins.

     Engineering  and  Information  Technology  Services  (Computer  Software)

     Management recognizes revenue under certain long-term fixed price contracts that require product deliveries based on a percentage of completion method using units of delivery as the measurement basis for efforts accomplished. Products include engineering studies, computer simulation and modeling programs and other technical services and programs that are related to range planning methodology. Criteria used in determining substantial completion on contracts for the Engineering and Information Technology Services contracts include compliance with performance specifications.

     Management believes the above methods and criteria are the best available measures of progress for such contracts. Because of the inherent uncertainties in estimating costs and revenues, it is at least reasonably possible that the estimates used will change within the near term.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

(c)     Revenue  and  Cost  Recognition,  Continued

     Engineering and Information Technology Services (Computer Software), Continued

     Revenue from claims is recognized when realization is probable and the amount can be reliably estimated. When realization is probable but the amount cannot be reliably estimated, revenue is recognized to the extent of costs incurred, or revenue is recognized when the amounts are received or awarded.

     Costs of revenues earned include all direct costs (labor, travel, relocations, materials, subcontracts, and other), and those indirect costs allocable to a contract. Allocations of indirect costs are based on the relative amounts of direct labor. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revenues are determined.

(d)     Cash  and  Cash  Equivalents

     The Company considers cash on hand, deposits in banks, and money market accounts to be cash and cash equivalents.

(e)     Allowances

     The Company provides appropriate provisions for uncollectible accounts and credit for returns based upon factors surrounding the credit risk and activity of specific customers. Ninety-nine percent of the Company's revenue and related accounts receivable are derived from contracts with the DoD, which minimizes the risk of uncollectibility. In the opinion of management, no provisions are deemed necessary for uncollectible accounts or returns for credits at December 31, 2003. If a customer account is determined to be uncollectible, it will be written off at that time.

(f)     Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, results could differ from those estimates.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

(g)     Inventories

     Inventories are stated at the lower of cost or market, determined by the average cost method. Inventories are reviewed periodically and items considered to be slow moving, excess and/or obsolete are written down to their estimated net realizable value

(h)     Property,  Plant,  and  Equipment

     Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the related assets. Routine maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income in the accompanying consolidated statements of operations.

(i)     Goodwill

     Effective January 1, 2002, the Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangibles ("SFAS No. 142"). SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 on January 1, 2002. Upon adoption, the Company recorded a loss as a cumulative effect of an accounting change of $91,022 related to goodwill in the manufacturing segment from a business combination completed in 1999. Prior periods have not been restated for the adoption of SFAS No. 142.

(j)     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

(k)     Income  Taxes

     The provision for income taxes includes taxes currently payable plus the change during the year in the deferred tax assets and liabilities. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.

(l)     Contract  Deposits

     The Company has received advanced deposits for contracts to be performed in 2004. These advanced deposits are recorded as current liabilities at December 31, 2003 in the accompanying balance sheet until such time as the required work is performed and then these amounts are recorded as revenue.

(m)     Earnings  (Loss)  Per  Share

Basic  earnings  (loss)  per share ("EPS") are calculated by dividing net income
(loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS would be computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if options and/or warrants to issue common stock were present.

(n)     Research  and  Development  Costs

Research and development costs are expensed as incurred. Research and development costs incurred during 2003 and 2002 totaled approximately $71,400 and $22,300, respectively, and are included in operating expenses in the accompanying statements of operations.

(o)     Fair  Value  of  Financial  Instruments

The carrying amount of cash, receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The fair value of the short-term and long-term debt are assumed to approximate the recorded value because there have not been any significant changes in specific circumstances since they were originally recorded.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

(p)     Concentrations  of  Credit  Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and receivables. The Company places its cash with high credit quality financial institutions. At various times throughout 2003 and 2002 and at December 31, 2003, cash balances held at some financial institutions were in excess of federally insured limits.

Receivables are from the DoD and/or through DoD prime contractors, which minimizes the Company's credit risk. The Company generally does not require collateral or other security to support customer receivables.

(q)     Recent  Accounting  Pronouncements

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

     The Company has not identified any VIE's for which it is the primary beneficiary or has significant involvement.

     In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

     (i) For special purpose entities ("SPE's") created prior to February 1, 2003, the Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

(q)     Recent  Accounting  Pronouncements,  Continued

     (i) For non-SPE's created prior to February 1, 2003, the Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

     (ii) For all entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 31, 2004.

     The adoption of the provisions applicable to SPE's and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPE's created prior to February 1, 2003, but does not expect a material impact.


(2)     BASIS  OF  PRESENTATION  AND  GOING  CONCERN

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced previous losses from operations and has an accumulated deficit of $970,108 as of December 31, 2003. Additionally, the Company has negative working capital of $1,182,912 at December 31, 2003. These deficits and the dependence of the Company to find alternative financing arrangements to repay its debt owed to its lender are conditions which could affect the Company's ability to continue as a going concern.

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

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(3)     BUSINESS  COMBINATION

On April 3, 2003, Spectrum Sciences & Software Holdings Corp. (formerly Silva Bay International, Inc.) entered into an amended and restated agreement and plan of merger with Spectrum Sciences & Software, Inc. pursuant to which Spectrum Sciences & Software, Inc. became Spectrum Sciences & Software Holdings Corp.'s wholly owned subsidiary. As part of this agreement 2,500,000 shares of the Company's common stock was issued to the sole stockholder of Spectrum Sciences & Software, Inc., which was Donal Myrick.

The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition. Due to the composition of the majority of the governing body and senior management of the Company being the same as Spectrum Sciences & Software, Inc. prior to the April 3, 2003 acquisition, Spectrum Sciences & Software, Inc. has been deemed the accounting acquirer (a reverse acquisition).

The financial statements of the Company prior to April 3, 2003 are those of Spectrum Sciences & Software, Inc. The results of operation of the acquired business have been included in the accompanying consolidated financial statements from the date of acquisition.


(4)     RECEIVABLES

Receivables which are primarily comprised of amounts due to the Company for work performed on contracts directly related to the DoD and through DoD prime contractors, consisted of the following at December 31, 2003:

Contracts  -  billed                       $   1,527,829
Contracts  -  unbilled                           199,425
                                           --------------
Net  trade  receivables                        1,727,254
Employee  advances                                   630
                                           --------------
Total                                      $   1,727,884
                                           ==============

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer. Substantially all of these amounts will be billed in the following year.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(5)     INVENTORIES

Inventories of the Company at December 31, 2003 consist of the following components:

Raw  materials                             $     166,392
Less:  Raw material inventory  reserve           (45,000)
Finished  goods                                    1,000
                                           --------------
                                           $     122,392
                                           ==============

RAW  MATERIALS

Unassigned raw materials totaling $137,217 consist of sheet metal, various product spare parts, hardware and other miscellaneous materials. Job specific raw materials totaling $29,175 consist of parts ordered and received for specific manufacturing contracts in which the labor process has not commenced.

FINISHED  GOODS
Finished  goods  consist  of substantially complete products available for sale.

During 2003, the Company determined that the B5A maintenance stands with a carrying value of $12,000 were impaired and wrote them down to their estimated fair value of zero. Management determined impairment had occurred due to anticipated significant costs to make the finished goods marketable. One of the two munitions assembly conveyors was moved to cost of goods sold as part of job costs for manufacturing contracts completed in 2003. The last conveyor was charged to bid and proposal costs because of modifications made to the conveyor to enable the Company to bid on a contract for a larger version of the conveyor.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(6)     PROPERTY,  PLANT,  AND  EQUIPMENT

A  summary of property, plant, and equipment at December 31, 2003 is as follows:

                                     Range of lives
                                        in years
                                    ----------------
Land . . . . . . . . . . . . . . .                -   $  175,000
Buildings and improvements . . . .    15 - 39 years    1,565,301
Manufacturing and other equipment.      3 - 7 years      734,589
Investment property. . . . . . . .         39 years      220,900
Computer equipment . . . . . . . .          3 years      135,856
Software . . . . . . . . . . . . .      3 - 5 years       60,353
Vehicles . . . . . . . . . . . . .      5 - 7 years       34,890
Furniture and fixtures . . . . . .      5 - 7 years       28,721
Construction in progress . . . . .                -       38,714
                                                      ----------
      Total. . . . . . . . . . . .                     2,994,324

Less accumulated depreciation. . .                     (990,470)
                                                      ----------

Net property, plant, and equipment                    $2,003,854
                                                      ===========

(7)     ACCRUED  EXPENSES

Accrued  expenses  at  December  31,  2003  consisted  of  the  following:

Accrued  payroll,  payroll  taxes  and  related  benefits     $     280,713
Accrued  vacation  and  sick  leave                                 148,085
Accrued  income  taxes  payable                                      45,398
Accrued  property  taxes                                             31,103
Accrued  interest  payable                                           15,647
Other                                                                20,000
                                                              -------------
 Total  accrued  expenses                                     $     540,946
                                                              =============

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(8)     SHORT-TERM  DEBT

The Company negotiated payment plans for outstanding amounts due to vendors and SCA employees on the Gila Bend Contract during the year ended December 31, 2003. The terms are described below:

$210,537  due  to  SCA  employees because of reclassifications of certain hourly positions  by  the  US Department of Labor.  $52,634 lump sum payment in January
2004,  with  monthly  payments of $31,739 beginning January 22, 2004, to May 22,
2004.  Amount  accrued  includes employer's portion of payroll taxes.  (See Note
17(c)).                                                                           $  228,824

$176,128  due  to  Washington  Group  International,  Inc.,  monthly payments of
$21,812  from  July  2003  to  February 2004.  Final payment of $9,987 due March
2004.  Includes  interest  at  12%  per  annum.                                       52,778

$121,427  due  to  The Trident Company, lump sum down payment of $23,709 made in
June  2003,  with monthly payments of $8,883 beginning July 15, 2003 through May
15,  2004.  Includes  interest  at  10%  per  annum.                                  43,759
                                                                                  -----------
 Total  short-term  debt                                                          $  325,361
                                                                                  ===========

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(9)     LONG-TERM  DEBT

     Long-term  debt  at  December  31,  2003  consisted  of  the  following:

Priority  loans  payable  to  a  bank,  due  in  monthly installments of $50,000 including  interest  at  prime plus 2% (6% at December 31, 2003).  Final payment due  April  1,  2005.  The  priority  loans  are  cross-collateralized  with the non-priority  loans  held by the same bank.  Collateral includes two real estate mortgages,  security  agreement, assignment of contracts and assignment of rents
and  leases.                                                                      $  603,495

Non-priority  loan  payable  to  a bank, due in monthly installments of $14,870, including  interest  at 8.50%.  Final balloon payment of $1,473,662 due April 1,
2005,  collateralized  by  real  estate  and a personal guarantee of the Company
President.  Cross-collateralized  with  priority  loans.                           1,537,649

Non-priority  loan  payable  to  a  bank, due in monthly installments of $1,588, including  interest  at  8.75%.  Final  balloon payment of $186,457 due April 1,
2005,  collateralized  by  a condominium and a personal guarantee of the Company
President.  Cross-collateralized  with  priority  loans.                             189,804

Non-priority  loan  payable  to  a  bank, due in monthly installments of $4,347, including  interest at prime + .25% (4.25% at December 31, 2003).  Final payment of  $49,661  due  April  1,  2005,  collateralized  by  equipment and inventory.
Cross-collateralized  with  priority  loans.                                         110,699

Other                                                                                 14,652
                                                                                  -----------
       Total  long-term  debt                                                      2,456,299

                 Less  current  portion                                             (693,648)
                                                                                  -----------

 Long-term  debt,  less  current  portion                                          $1,762,651
                                                                                  ===========

On December 1, 2003, the Company entered into an extension and modification of a loan agreement with a bank. The Company was previously in default with respect to four lines of credit. Due to cross-collateralization provisions, this event triggered the other notes to move into a default position as of December 31, 2002. The extension and modification agreement bundled the four lines of credit into one priority loan that is due in monthly installments of $50,000 from December 23, 2003 through March 23, 2005, with a final payment due April 1, 2005. It also allowed the Company to continue original payment terms on three term loans. However, balloon payments on all three term loans will become due on April 1, 2005.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(9)     LONG-TERM  DEBT,  CONTINUED

The Company agreed they would use their best efforts to secure funds from other lenders such that all principal and accrued interest and other charges may be paid in full within 12 months of the date of the agreement.

The maturities of the debt based on the modification and extension agreement are due as follows:

YEAR  ENDING  DECEMBER  31:
----------------------------
     2004                                  $     693,648
     2005                                      1,762,651
                                           -------------
                                           $   2,456,299
                                           =============

(10)     RELATED  PARTY  PAYABLES  AND  TRANSACTIONS

Related  party  payables  consist  of  the  following  as of December 31, 2003:

$450,000  promissory  note  payable  to  BG  Capital  Group  Limited (owned by a stockholder)  including accrued interest of $15,090.  Interest payable at 8% per
annum  beginning  July  25,  2003.  Payable  upon  demand.  Unsecured.            $  465,090
                      =======

Cash  advances  made  to  the  Company  by a stockholder.  Non-interest bearing.
Payable  upon  demand.  Unsecured.                                                   180,495

Management consulting fees and expenses to Endeavor Capital Group, LLC (owned by
a  stockholder).  Non-interest  bearing.  Payable  upon  demand.  Unsecured.         146,445

$50,000  due  to  the  spouse  of the President of the Company including accrued
interest  of $500.  Interest at 12% per annum.  Payable upon demand.  Unsecured.      50,500
                                                                                  -----------

 Total  related  party  payables                                                  $  842,530
                                                                                  ===========

On July 25, 2003, the Company entered into a debt purchase and consolidation agreement to consolidate debt owed to Brannon Capital Corporation and Tradewinds Investments Overseas, Inc. Both companies were owned by previous directors of the Company. BG Capital Group Limited as of the date of the agreement assumed the debt owed to these entities.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(10)     RELATED  PARTY  PAYABLES  AND  TRANSACTIONS,  CONTINUED

During 2003, cash advances totaling $603,654 were provided to the Company by a stockholder. The Company repaid $519,988 of the cash advances during 2003. No interest was paid on the cash advances.

The Company was provided management consulting services by Endeavor Capital Group, LLC, which is owned by one of the stockholders during 2003. Management consulting fees of $40,000 and expenses of $81,904 are reported as consulting fees in the accompanying consolidated financial statements for the year ended December 31, 2003. The consulting agreement between Endeavor Capital Group, LLC and the Company is for the term from March 1, 2003 to March 1, 2004. Consulting fees are $4,000 per month under the terms of the agreement.

The spouse of the President of the Company advanced funds to the Company at various times during the year. Total advances of $317,500 were provided during the year ended December 31, 2003. The Company repaid $269,513 including interest of $2,013 during 2003.


(11)     NON-OPERATING  INCOME  (EXPENSE)

Non-operating income (expense) consisted of the following for the years ended December 31, 2003 and 2002:

                                          2003       2002
                                       ----------  ---------
Income:
  Building rent . . . . . . . . . .    $ 185,614    181,556
  Legal settlement. . . . . . . . .            -    175,000
  Interest. . . . . . . . . . . . .          426      3,285
  Other . . . . . . . . . . . . . .       23,517      6,034
                                       ----------  ---------

     Total income . . . . . . . . .      209,557    365,875
                                       ----------  ---------

Expense:
  Interest. . . . . . . . . . . . .     (295,065)  (306,582)
  Penalties . . . . . . . . . . . .        8,238    (78,086)
  Other . . . . . . . . . . . . . .       (5,235)   (14,761)
                                       ----------  ---------
     Total expense. . . . . . . . .     (292,062)  (399,429)
                                       ----------  ---------
     Total non-operating expense, net  $ (82,505)   (33,554)

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(12)     LOSS  ON  DISCONTINUED  OPERATIONS

In connection with the acquisition of Ver-Val during 1999, the Company decided to enter the yacht construction industry. A 43-foot Express fishing vessel was purchased in 2000 and completed in 2001, and consisted of a molded fiberglass sport fisherman with a tuna tower and twin diesel engine propulsion.

In the second quarter of 2002, the Company decided to exit the yacht construction segment of its business because it felt it could not be competitive in this specialized market. In the fourth quarter of 2002, the Company sold the 43-foot fishing vessel held in inventory for $400,000. The loss on disposal of the yacht construction segment consists of the following components:

Loss on disposal of fishing vessel including sales commission                     $ (367,926)
Carrying costs including rent, interest, utilities, and bad debts                    (76,050)
Gain on extinguishment of debt                                                        36,726
                                                                                  -----------
     Total loss on discontinued operations                                        $ (407,250)
                                                                                  ===========

(13)     EMPLOYEE  BENEFIT  PLAN

The Company has established a defined contribution profit sharing plan (401(k)) available to all employees of the Company who have completed six months of service and are age twenty (20) or older. Eligible employees may defer a portion of their annual salary based on yearly Internal Revenue Service ("IRS") guidelines.

The Company has the option to contribute to the profit sharing plan on an annual basis. No contributions were made to the profit sharing plan during the years ended December 31, 2003 and 2002.


(14)     NON-RECURRING  ITEMS

The Company received $175,000 in 2002 from an out-of-court legal settlement related to an employee theft that occurred prior to January 1, 2001. The amount is included in non-operating income in the accompanying consolidated financial statements (see Note 11).

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(15)     SEGMENT  INFORMATION

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products with an allocation of indirect costs. The Company has three operating segments - management services, manufacturing, and engineering and information technology services. Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance. Manufacturing operations include the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment. The Company's engineering and information technology services segment consists of the sale of engineering and information technology services developed to assist in hazard management and weapons impact analysis. The significant accounting policies of the operating segments are the same as those described in Note 1.

The following is a summary of certain financial information related to the Company's operating segments for the years ended December 31, 2003 and 2002:

                                                        2003         2002
                                                    ------------  -----------
Total revenues by segment
  Management services. . . . . . . . . . . . . . .  $ 9,325,714    8,761,280
  Manufacturing. . . . . . . . . . . . . . . . . .    2,197,976    2,405,517
  Engineering and information technology services.    1,806,273    1,094,833
                                                    ------------  -----------
     Total revenues by segment . . . . . . . . . .  $13,329,963   12,261,630
                                                    ============  ===========

Operating profit (loss) by segment
  Management services. . . . . . . . . . . . . . .  $   628,605       79,684
  Manufacturing. . . . . . . . . . . . . . . . . .      194,387     (219,143)
  Engineering and information technology services.      825,669      525,590
  Operating expenses . . . . . . . . . . . . . . .   (1,268,174)    (464,987)
  Interest income (expense), net . . . . . . . . .     (295,065)    (306,582)
  Other income (expense), net. . . . . . . . . . .      212,560      273,028
  Income tax expense . . . . . . . . . . . . . . .      (91,933)           -
  Discontinued operations. . . . . . . . . . . . .            -     (407,250)
  Cumulative effect of SFAS No. 142. . . . . . . .            -      (91,022)
                                                    ------------  -----------
     Net income (loss) . . . . . . . . . . . . . .  $   206,049     (610,682)
                                                    ============  ===========

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(15)     SEGMENT  INFORMATION,  CONTINUED

                                                      2003       2002
                                                   ----------  ---------
Identifiable assets
  Management services . . . . . . . . . . . . . .  $1,078,773  1,066,693
  Manufacturing . . . . . . . . . . . . . . . . .     465,407  1,168,048
  Engineering and information technology services     478,971    386,099
                                                   ----------  ---------
     Total identifiable assets. . . . . . . . . .   2,023,151  2,620,840
  Corporate and other assets. . . . . . . . . . .   2,611,013  2,506,868
                                                   ----------  ---------
     Total assets . . . . . . . . . . . . . . . .  $4,634,164  5,127,708
                                                   ==========  =========

Depreciation by segment
  Management services . . . . . . . . . . . . . .  $       32      2,262
  Manufacturing . . . . . . . . . . . . . . . . .      71,956     97,487
  Engineering and information technology services       5,202      2,684
  Other . . . . . . . . . . . . . . . . . . . . .      62,203     46,466
                                                   ----------  ---------
     Total depreciation . . . . . . . . . . . . .  $  139,393    148,899
                                                   ==========  =========

Capital expenditures by segment
Manufacturing . . . . . . . . . . . . . . . . .  $    3,454          -
Engineering and information technology services       6,578     11,070
Other . . . . . . . . . . . . . . . . . . . . .      61,267      2,500
                                                   ----------  ---------
   Total capital expenditures . . . . . . . . .  $   71,299     13,570
                                                   ==========  =========

As of December 31, 2003 and 2002, all of the Company's revenues have been generated in the United States of America. As of December 31, 2003, all of the Company's long-lived assets are located in the United States of America.


(16)     INCOME  TAXES

The Company files a consolidated federal income tax return. Income tax benefits (expense) are provided for the tax effects of transactions reported in the financial statements and consist of an alternative minimum tax credit carryforward to be used in future years, plus deferred tax benefits (expense) relating primarily to differences in accumulated depreciation.

Deferred tax assets (liabilities) are reflected at income tax rates applicable to the period in which the deferred tax assets (liabilities) are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets are adjusted through the provision for income taxes.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(16)     INCOME  TAXES,  CONTINUED

The provision for income taxes for the years ended December 31, 2003 and 2002 consist of the following:

                                            2003       2002
                                          ---------  ---------
Current tax expense:
     Federal . . . . . . . . . . . . . .  $32,736        -
     State . . . . . . . . . . . . . . .   12,662        -
                                          ---------  ---------
                                           45,398        -
Deferred tax expense . . . . . . . . . .   46,535        -
                                          ---------  ---------
Provision for income taxes . . . . . . .  $91,933        -
                                          =========  =========

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended December 31, 2003 and 2002. Prior to the reverse acquisition, the Subsidiary of the Company elected to be taxed under subchapter S of the Internal Revenue Code (see Note 3).

                                            2003       2002
                                          ---------  ---------
Provision (benefit) - federal statutory.  $101,314   (207,632)
  tax rate
Increase (decrease) resulting from:
  State taxes, net of federal tax benefit    8,357          -
  Income (loss) taxed under . . . . . . .  (17,738)   207,632
    subchapter S
                                          ---------  ---------
                                          $ 91,933          -
                                          =========  =========

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities are as follows:

Gross deferred tax assets:
 Inventories. . . . . . . . . . . . . . .  $ 17,775
 Accrued expenses . . . . . . . . . . . .    14,293
                                           ---------
   Total deferred tax assets. . . . . . .    32,068

Gross deferred tax liabilities:
 Depreciation . . . . . . . . . . . . . .   (20,628)
                                           ---------

 Net deferred tax asset . . . . . . . . .  $ 11,440
                                           =========

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(16)     INCOME  TAXES,  CONTINUED


The Company believes that it is more than likely than not that the net deferred tax assets of $11,440 at December 31, 2003 will be realized on future tax returns, primarily from the generation of future taxable income.

(17)     COMMITMENTS  AND  CONTINGENCIES

(A)     OPERATING  LEASES

(i)     Lessee
         ------

     The Company leases a facility for manufacturing under a five year operating lease. Rent expense totaling approximately $21,600 for each of the years ended December 31, 2003 and 2002 was incurred under this operating lease. Commitments for future minimum rentals, by year and in the aggregate, to be paid under non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2003 are as follows:

YEAR ENDING DECEMBER 31,
-------------------------

     2004                                  $  21,600
     2005                                     21,600
     2006                                     14,400
                                           ---------
                                           $  57,600
                                           =========

(ii)     Lessor
         ------

During the years ended December 31, 2003 and 2002, the Company was the lessor in an operating lease of office space. The lessee is a governmental contractor who rented space in the Company's office building. The operating lease expires in September 2008. Rental income during the years ended December 31, 2003 and 2002, totaled $185,614 and $181,556, respectively.

Minimum  lease  payments to be received for the next five years are as follows:

     2004                                  $ 198,240
     2005                                    198,240
     2006                                    198,240
     2007                                    198,240
     2008                                    148,680
                                           ---------
                                           $ 941,640
                                           =========

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(17)     COMMITMENTS  AND  CONTINGENCIES,  CONTINUED

(b)     IRS  Tax  Lien

On January 20, 2003, the IRS placed a lien in favor of the United States of America on all tangible and intangible property and rights to the property for unpaid payroll taxes from the third quarter of 2000. On April 21, 2003, the IRS filed a Notice of Levy to collect the unpaid amount of $173,041. On April 24, 2003, the Company remitted $25,000 to the IRS and the IRS filed a Release of Levy/Release of Property from Levy. In addition, the Company submitted a proposal to the IRS to satisfy the remainder of the unpaid payroll tax liability. The proposal was as follows: Beginning in May 2003 and carrying on through August 2003, the Company proposed a payment to the IRS of $5,000 per month to be made no later than the 10th of each month for a total of an additional $20,000. Starting in September 2003 and continuing until the final debt is settled, the Company proposed a payment of $10,000 per month to be paid no later than the 10th of each month.

On November 24, 2003, the Company received a waiver for the reduction of penalty and interest charges relating to the unpaid payroll taxes of $38,070. The amount is reported as a reduction in penalty expense in the accompanying consolidated financial statements (see Note 11).

The amount due to the IRS at December 31, 2003 is $22,923 and is included in accrued expenses in the accompanying consolidated financial statements. On March 17, 2004, the Company made its final payment to the IRS and received a Release of Lien from the IRS on March 19, 2004.

(c)     United  States  Department  of  Labor

On September 25, 2003, the Company received notice from the United States Department of Labor, Employee Benefits Security Administration concerning non-compliance issues with the Company's 401(k) plan. The primary focus of the investigation was late deposits of employee contributions. The Company made the participants accounts whole by remitting contributions of $5,811 and accrued interest of $448 on October 29, 2003. The Company is currently satisfying other compliance issues relating to the filing of the Form 5500 for the 401(k) plan.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(17)     COMMITMENTS  AND  CONTINGENCIES,  CONTINUED

(C)     UNITED  STATES  DEPARTMENT  OF  LABOR,  CONTINUED

On December 30, 2003, the Company entered into an agreement with the United States Department of Labor because of an investigation of the Wage and Hour Division under the Contract Work Hours - Safety Standards Act, and the Service Contract Act. As a result of incorrect classification of certain SCA employees from January 1, 2001 to February 28, 2003, the Company owes certain employees $210,537 in back wages. This amount plus allocable payroll taxes has been accrued as a short-term debt in the accompanying financial statements. The
Company has relief from the DoD under the services contract on which these employees work. As a result, the Company has also accrued a receivable from the DoD of $193,757 at December 31, 2003, which is included in billed receivables.

(D)     LEGAL  MATTERS

In December 2002, three employees filed complaints for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court in Arizona. In January 2003, the Company filed answers to all three complaints denying all allegations of wrongdoing. The employees are requesting compensatory, incidental and punitive damages as well as attorney's fees and costs for undue stress and anxiety from the Company's actions. The Company intends to vigorously defend its position and does not know the outcome of this litigation at December 31, 2003.

The Company is currently in the negotiation phase of a complaint filed by Business & Commercial Brokerage, Inc. for breach of contract. The Company has accrued a liability of $20,000 which management believes is sufficient to settle this complaint.


(18)     SUBSEQUENT  EVENTS

In the first quarter of 2004, the Company settled the claim with Business & Commercial Brokerage, Inc. for $20,000.

           SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(18)     SUBSEQUENT  EVENTS,  CONTINUED

In  the  first  quarter of 2004, the Board of Directors resolved the following:

     - Increase the number of shares of the Company's outstanding common stock by effecting a two-for-one forward stock split of the Company's common stock. Increase the Company's authorized capitalization and create a Series A 10% convertible preferred stock. The current capitalization of one hundred million shares (100,000,000) consisting of eighty million (80,000,000) shares of common stock, par value of $0.0001 per share and twenty million (20,000,000) shares of preferred stock, par value of $0.0001 per share shall be amended to one hundred six million (106,000,000) shares, consisting of one hundred million (100,000,000) shares of common stock, par value $0.0001 per share, five million shares (5,000,000) of blank check preferred stock, par value of $0.0001 per share, and one million (1,000,000) shares of Series A 10% convertible preferred stock, par value of $0.0001 per share. (1)

     - To enter into a subscription agreement pursuant to which the Company shall accept BG Capital Group Limited ("BGCAP") subscription of 1,000,000 shares of Company's Series A 10% convertible preferred stock. This subscription agreement is in exchange for BGCAP's forgiveness of $200,000 of the principal of a $450,000 promissory note payable to BGCAP (see Note 10). The Company shall issue a new promissory note payable to BGCAP for the unconverted balance of the note principal.

     - To sell the Company's real estate consisting of investment property and the building in which the Company operates to a stockholder and principal in BGCAP. The purchase price shall be equal to the respective outstanding non-priority loan payable to SouthTrust Bank (see Note 9) plus a stockholder's agreement from BGCAP to convert the Company's debt held by him from a short-term liability to a long-term liability.

     - To adopt a stock option plan for the benefit of the Company's employees, directors and consultants. Five million (5,000,000) shares of the common stock are reserved for future issuance upon the exercise of the options. (1)

     - To compensate the Board of Directors for their services at the amount of $12,000 per annum.

(1) These actions cannot be effective until the Company files an information statement pursuant to 14C of the Securities Exchange Act.