Form 10QSB
period 2004-03-31
SPECTRUM SCIENCES & SOFTWARE HOLDINGS INC
filed 2004-05-24
CIK 1229195

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR  THE  QUARTERLY  PERIOD  ENDED:  March  31,  2004

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

As of May 21, 2004 there were 40,029,300 shares of the registrant's common stock, par value $0.0001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [  ]    No  [X]

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-QSB

                                  TABLE OF CONTENTS

         Special Note Regarding Forward Looking Statements                          3

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet as of March 31, 2004(unaudited)                 4

         Consolidated Statements of Operations for the three months
         ended March 31, 2004 and 2003 (unaudited)                                  5

         Consolidated  Statement  of  Stockholders'  Equity  for  the  three
         months  ended  March  31,  2004  (unaudited)                               6

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2004 and 2003 (unaudited)                                  7

         Notes to Consolidated Financial Statements (unaudited)                     8

Item 2   Management's Discussion and Analysis or Plan of Operations                19

Item 3   Controls and Procedure                                                    23

                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                         24

Item 2   Changes in Securities                                                     25

Item 3   Defaults  Upon  Senior  Securities                                        26

Item 4   Submission of Matters to a Vote of Security Holders                       26

Item 5   Other Information                                                         26

Item 6   Exhibits and Reports on Form 8-K                                          27

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  or  Plan  of  Operations."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $  1,402,237
  Receivables, net. . . . . . . . . . . . . . . . . . . . . . . .     2,114,878
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .       244,916
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .       126,554
                                                                   -------------

  Total current assets. . . . . . . . . . . . . . . . . . . . . .     3,888,585
                                                                   -------------

Property, plant, and equipment, net . . . . . . . . . . . . . . .     1,979,344
Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . .        40,034
Cash surrender value of life insurance. . . . . . . . . . . . . .        38,665
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .        13,802
                                                                   -------------

Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,960,430
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $  1,110,586
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .       931,940
  Contract deposits . . . . . . . . . . . . . . . . . . . . . . .        58,306
  Current portion of long-term debt . . . . . . . . . . . . . . .       200,511
  Due to related parties. . . . . . . . . . . . . . . . . . . . .       379,238
                                                                   -------------

  Total current liabilities . . . . . . . . . . . . . . . . . . .     2,680,581
                                                                   -------------

Long-term liabilities:
  Long-term debt, less current portion. . . . . . . . . . . . . .     1,711,617
                                                                   -------------

Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .     4,392,198
                                                                   -------------

Commitments and contingencies (Note 12)

Stockholders' equity:
  Preferred stock, $0.0001 par value; 20,000,000 authorized,
    none issued . . . . . . . . . . . . . . . . . . . . . . . . .             -
  Common stock, $0.0001 par value; 80,000,000 shares authorized,
    21,651,000 issued and outstanding . . . . . . . . . . . . . .         2,165
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .    16,117,184
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (14,551,117)
                                                                   -------------

Total stockholders' equity. . . . . . . . . . . . . . . . . . . .     1,568,232
                                                                   -------------

Total liabilities and stockholders' equity. . . . . . . . . . . .  $  5,960,430
                                                                   =============




    See accompanying notes to the consolidated financial statements.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                      Consolidated Statements of Operations
               For the three months ended March 31, 2004 and 2003
                                   (Unaudited)

                                                      2004           2003
                                                  -------------  ------------
Revenues . . . . . . . . . . . . . . . . . . . .  $  3,596,578   $ 3,273,029

Cost of revenues . . . . . . . . . . . . . . . .    (3,274,381)   (3,090,799)
                                                  -------------  ------------

Gross profit . . . . . . . . . . . . . . . . . .       322,197       182,230

Operating expenses . . . . . . . . . . . . . . .   (13,951,585)     (124,932)
                                                  -------------  ------------

Income (loss) from operations. . . . . . . . . .   (13,629,388)       57,298

Other income (expense):
  Building rent. . . . . . . . . . . . . . . . .        49,560        45,351
  Interest income. . . . . . . . . . . . . . . .           365           199
  Other income . . . . . . . . . . . . . . . . .         1,985         4,802
  Interest expense . . . . . . . . . . . . . . .       (63,851)      (66,752)
  Other expense. . . . . . . . . . . . . . . . .        (1,010)       (6,249)
                                                  -------------  ------------

  Total other income (expense) . . . . . . . . .       (12,951)      (22,649)

Income (loss) before provision for income taxes.   (13,642,339)       34,649

Income tax benefit . . . . . . . . . . . . . . .        61,330             -
                                                  -------------  ------------

Net income (loss). . . . . . . . . . . . . . . .  $(13,581,009)  $    34,649
                                                  =============  ============

Weighted average common shares outstanding:
  Basic and diluted. . . . . . . . . . . . . . .    19,316,934    16,276,222
                                                  =============  ============

Earnings (loss) per share:
  Basic and diluted. . . . . . . . . . . . . . .  $      (0.70)  $         -
                                                  =============  ============

    See accompanying notes to the consolidated financial statements.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 Consolidated Statement of Stockholders' Equity
                    For the three months ended March 31, 2004
                                   (Unaudited)

                                Common Stock
                             -------------------    Additional       Accumulated
                               Shares    Amount   paid-in capital      deficit         Total
                             ----------  -------  ----------------  -------------  -------------
Balances at January 1, 2004  18,851,000  $ 1,885  $         79,426  $   (970,108)  $   (888,797)

Stock options issued
  for consulting services .           -        -        11,418,038             -     11,418,038

Exercise of stock options .   2,800,000      280         4,619,720             -      4,620,000

Net loss. . . . . . . . . .           -        -                 -   (13,581,009)   (13,581,009)
                             ----------  -------  ----------------  -------------  -------------

Balances at March 31, 2004.  21,651,000  $ 2,165  $     16,117,184  $(14,551,117)  $  1,568,232
                             ==========  =======  ================  =============  =============

    See accompanying notes to the consolidated financial statements.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                            2004          2003
                                                                        -------------  ----------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $(13,581,009)  $  34,649
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Issuance of stock options to related party for
         consulting services . . . . . . . . . . . . . . . . . . . . .    11,418,038           -
    Investor relations expenses paid by a related party. . . . . . . .     2,065,000           -
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .        32,327      38,082
    Accrued interest payable due to related parties. . . . . . . . . .         7,792           -
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .       (28,594)          -
    Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .           445         445
  (Increase) decrease in:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (386,994)    (77,004)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (122,524)     66,309
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .      (107,831)    (75,358)
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .             -       1,000
  Increase (decrease) in:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .      (160,273)    (62,103)
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .       373,359    (111,792)
    Contract deposits. . . . . . . . . . . . . . . . . . . . . . . . .         8,306      (2,077)
    Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . .       (36,966)          -
                                                                        -------------  ----------

      Net cash used in operating activities. . . . . . . . . . . . . .      (518,924)   (187,849)
                                                                        -------------  ----------

Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . . . . . . . .        (7,817)    (30,204)
                                                                        -------------  ----------

      Net cash used in investing activities. . . . . . . . . . . . . .        (7,817)    (30,204)
                                                                        -------------  ----------

Cash flows from financing activities:
  Payments on notes payable. . . . . . . . . . . . . . . . . . . . . .      (544,171)    (41,996)
  Net repayments on bank line of credit. . . . . . . . . . . . . . . .             -    (108,596)
  Repayment of short-term debt . . . . . . . . . . . . . . . . . . . .      (307,726)          -
  Advances from related party. . . . . . . . . . . . . . . . . . . . .       598,916     163,392
  Repayments of advances from a related party. . . . . . . . . . . . .             -    (200,061)
  Proceeds from the exercise of stock options. . . . . . . . . . . . .     1,485,000           -
                                                                        -------------  ----------
      Net cash provided by (used in) financing activities. . . . . . .     1,232,019    (187,261)
                                                                        -------------  ----------

Net increase (decrease) in cash and cash equivalents . . . . . . . . .       705,278    (405,314)

Cash and cash equivalents, beginning of  period. . . . . . . . . . . .       696,959     633,909
                                                                        -------------  ----------

Cash and cash equivalents, end of  period. . . . . . . . . . . . . . .  $  1,402,237   $ 228,595
                                                                        =============  ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     66,919   $  73,512
                                                                        =============  ==========

Supplemental schedule of non-cash financing and investing activities:
  Reduction in due to related party in lieu of cash payment for
     exercise of stock options . . . . . . . . . . . . . . . . . . . .  $  3,135,000   $       -
                                                                        =============  ==========

  Reclasification of short-term debt to accrued expenses . . . . . . .  $     17,635   $       -
                                                                        =============  ==========

    See accompanying notes to the consolidated financial statements.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 Notes to the Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

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

On April 8, 2003, Silva Bay International, Inc. changed its name to Spectrum Sciences & Software Holdings Corp. On April 9, 2003, the Company effectuated a two for one forward split of its common stock. On November 4, 2003, the Company's registration statement for the public trading of its shares became effective.

The Company's contracts are primarily fixed price contracts with the United States Department of Defense (DOD). The Company currently has contracts in Florida and Arizona. During the three months ended March 31, 2004 and 2003, 99% of the Company's revenues were derived from contracts with the DOD.

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

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 Notes to the Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company currently has a net operating loss carryforward of approximately $10,900,000, which would equate to a deferred tax asset of approximately $3,700,000 at March 31, 2004. The Company has not recorded that federal tax benefit in the accompanying financial statements, as management does not have sufficient information to estimate when or if the Company will realize the future tax benefit.

(C)     EARNINGS  (LOSS)  PER  SHARE

The Company utilizes Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires the presentation of basic and diluted earnings (loss) per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options were exercised.

The Company's common stock equivalents consist of consultant stock options to purchase common stock. As of March 31, 2004, stock options to purchase 6,200,000 shares of the Company's common stock at an exercise price of the lesser of $1.65 per share or the fair market value at the time of exercise were not included in the computation of diluted earning per share for the three months ended March 31, 2004 because the effect of their exercise would have been anti-dilutive. The Company had no common stock equivalents as of March 31, 2003.

The weighted average number of common shares outstanding for computing basic and diluted earnings (loss) per share for the three months ended March 31, 2004 and 2003 was 19,316,934 and 16,276,222, respectively.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 Notes to the Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

3.     ACQUISITION  OF  SPECTRUM  SCIENCES  &  SOFTWARE,  INC.:

On April 3, 2003, Spectrum Sciences & Software Holdings Corp. (formerly Silva Bay International, Inc.) entered into an amended and restated agreement and plan of merger with Spectrum Sciences & Software, Inc., pursuant to which Spectrum Sciences & Software, Inc. became Spectrum Sciences & Software Holdings Corp.'s wholly owned subsidiary. As part of this agreement, 2,500,000 shares of the Company's common stock was issued to the sole stockholder of Spectrum Sciences & Software, Inc., which was Donal Myrick.

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

4.  RECEIVABLES:

Receivables, which are primarily comprised of amounts due to the Company for work performed on contracts directly related to the U.S. Department of Defense and through U.S. Department of Defense contractors, consisted of the following at March 31, 2004:

Contracts - billed        $    1,851,541
Contracts - unbilled             263,337
                          --------------
  Total receivables       $    2,114,878
                          ==============

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 Notes to the Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

5.     INVENTORIES:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at March
31,  2004  are  summarized  as  follows:

     Raw  materials,  net  of  reserve              $   92,217
     Work in progress                                  151,699
     Finished  goods                                     1,000
                                                    ----------
        Total  inventories                          $  244,916
                                                    ==========

6.  PROPERTY  AND  EQUIPMENT:

A  summary  of  property  and  equipment  at  March  31,  2004  is  as  follows:

     Land                                         $    175,000
     Buildings and improvements                      1,565,301
     Manufacturing and other equipment                 737,912
     Investment property                               220,900
     Computer equipment                                140,350
     Software                                           60,353
     Vehicles                                           34,890
     Furniture and fixtures                             28,721
     Construction in progress                           38,714
                                                  -------------
     Total                                           3,002,141
     Accumulated depreciation                       (1,022,797)
                                                  -------------
     Property and equipment, net                  $  1,979,344
                                                  =============

7.  ACCRUED  EXPENSES:

The major components of accrued expenses at March 31, 2004 are summarized as follows:

     Accrued payroll, payroll taxes and
       related benefits                           $    776,872
     Accrued vacation and sick leave                   121,662
     Accrued interest payable                           12,579
     Accrued property taxes                              8,165
     Other                                              12,662
                                                  -------------

     Total accrued expenses                       $    931,940
                                                  =============

The major components of the accrued salaries and related benefits is $102,740 owed to Gila Bend employees for wage rates which were recalculated based on job conformity required by the Department of Labor in 2003, and wage increases of $365,094 for the Service Contract Act employees.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 Notes to the Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

8.     LONG  TERM  DEBT

Long-term  debt  consisted  of  the  following:

                                                                                  March 31, 2004
                                                                                  --------------
Priority  loans  payable  to  a  bank,  due  in  monthly installments of $50,000 including interest at prime plus 2.00% (6.00% at March 31, 2004).  Final payment due  April 1, 2005. Cross-collateralized with non-priority real estate loans and personal  guarantee  of  the  former  Company  President, held by the same bank.
Collateral includes two real estate mortgages, security agreement, assignment of             (1)
contracts  and  assignment  of  rents  and  leases.                               $      90,549

Non-priority  loan  payable  to  a bank, due in monthly installments of $14,870, including  interest  at  8.50%. Final balloon payment of $1,473,662 due April 1,
2005,  collateralized  by  real  estate  and  a personal guarantee of the former
Company  President.  Cross-collateralized  with  priority  loans.                     1,526,018

Non-priority  loan  payable  to  a  bank, due in monthly installments of $1,588, including  interest  at  8.75%.  Final  balloon payment of $186,457 due April 1,
2005,  collateralized  by  a  condominium and a personal guarantee of the former
Company  President.  Cross-collateralized  with  priority  loans.                       189,123

Non-priority  loan  payable  to  a  bank, due in monthly installments of $4,347, including  interest  at  prime  +  .25% (4.25% at March 31, 2004). Final balloon
payment of $49,661 due April 1, 2005, collateralized by equipment and inventory.             (2)
Cross-collateralized  with  priority  loans.                                             96,548

                                                                                             (1)
Other                                                                                     9,890
                                                                                  --------------
                                                                                      1,912,128
Less  current  portion                                                                 (200,511)
                                                                                  --------------

 Total  long-term  debt                                                           $   1,711,617
                                                                                  ==============

(1)     Final  payment  was  made  on  April  5,  2004.

(2)     Final  payment  was  made  on  May  5,  2004.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 Notes to the Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

9.     DUE  TO  RELATED  PARTIES  AND  RELATED  PARTY  TRANSACTIONS:

$52,000  due  to  the  spouse  of the President of the Company including accrued interest  of $500. Interest at 12% per annum. The payable is due upon demand, is
unsecured,  and  was  paid  in  full  on  April  7,  2004.                         $     52,500

$326,738  due  to  a  stockholder of the Company. Represents net amount due as a result  of  the stockholder paying certain investor relations expenses on behalf of the Company. This payable does not bear interest, is payable upon demand, and
is  unsecured.                                                                          326,738
                                                                                  --------------
                                                                                     $  379,238
                                                                                  ==============

The Company was provided management consulting services by Endeavor Capital Group, LLC, which is owned by Robert Genovese. The terms of the original consulting agreement between Endeavor Capital Group, LLC and the Company were from March 1, 2003 to March 1, 2004. Consulting fees of $4,000 a month for January and February, 2004 and expenses of $15,106 are reported as consulting fees in the accompanying financial statements.

On March 11, 2004, the Company entered into a new consulting agreement with Mr. Genovese. The term of the agreement is for a one year period, and Mr. Genovese is tasked with bringing to the Company's attention potential or actual opportunities which meet its business objectives or logical extensions thereof, alert the Company to new or emerging high potential forms of production and distribution, comment on corporate development, identify respective suitable merger or acquisition candidates and related due diligence and other such planning and development services as shall be requested by the Company.

Mr. Genovese received 9,000,000 stock options of the Company's common stock at an exercise price of equal to the lesser of $1.65 or the fair market value at the time of exercise as a result of the execution of the agreement. In accordance with FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", the Company has recorded consulting expense of $11,418,038 based on the fair value of the stock options at the date of grant using the Black-Scholes pricing model in the accompanying financial statements.

Mr. Genovese exercised 2,800,000 of the options during the first quarter of 2004. The Company received $1,485,000 of cash from Mr. Genovese and converted outstanding debt of $3,135,000 owed to Mr. Genovese and related companies in lieu of cash for exercise of these options.

The Company owed Mr. Genovese $792,030 at December 31, 2003. Mr. Genovese advanced the Company $598,916 during the first quarter of 2004 to pay operating expenses, and the Company had accrued interest of $7,792 on two interest-bearing notes. In addition, Mr. Genovese paid for certain investor relations expenses totaling $2,065,000 during the first quarter of 2004 on behalf of the Company. Mr. Genovese debt totaled $3,461,738 prior to the conversion of $3,135,000 of this debt. At March 31, 2004, the Company owed Mr. Genovese $326,738 for investor relations expenses that had not been converted by option exercise at the end of the first quarter.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 Notes to the Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

10.  STOCK  OPTION  PLAN:

On March 11, 2004 the board of directors approved and adopted a 2004 Non-Statutory Stock Option Plan for 10,000,000 common stock to be granted to employees, non-employee Directors, consultants and advisors. Vesting and term of all options is determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

At March 31, 2004, 9,000,000 options had been granted to a non-employee stockholder who provides consulting services to the Company. FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", requires these options be valued at fair value at the date of grant. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.62; and an expected life of the options of 2 years. This generates a fair value of $1.27 per option at the date of grant, which was March 11, 2004. As a result, $11,418,038 of consulting expense and additional paid-in capital was recorded at the date of grant.

At March 31,2004, 9,000,000 options had been granted and 2,800,000 had been exercised at a strike price of $1.65 per option.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 Notes to the Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

11.     SEGMENT  INFORMATION:

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

The following is a summary of certain financial information related to the three segments during the three months ended March 31, 2004 and 2003:

                                                       Three months ended March 31
                                                            2004          2003
                                                        -------------  -----------
Total revenues by segment
  Management Services. . . . . . . . . . . . . . . . .  $  2,641,031   $2,293,100
  Engineering and Information Technology . . . . . . .       320,090      329,353
  Manufacturing. . . . . . . . . . . . . . . . . . . .       635,457      650,576
                                                        -------------  -----------
    Total revenues by segment. . . . . . . . . . . . .  $  3,596,578   $3,273,029
                                                        =============  ===========

Operating profit (loss) by segment
  Management Services. . . . . . . . . . . . . . . . .  $     17,546   $   63,391
  Engineering and Information Technology . . . . . . .       151,792       80,532
  Manufacturing. . . . . . . . . . . . . . . . . . . .       152,859       38,307
  Operating expenses . . . . . . . . . . . . . . . . .   (13,951,585)    (124,932)
  Interest income (expense) net. . . . . . . . . . . .       (63,486)     (66,553)
  Other income (expense), net. . . . . . . . . . . . .        50,535       43,904
                                                        -------------  -----------
  Net income (loss) before income tax benefit. .. . . .  (13,642,339)      34,649
  Income tax benefit . . . . . . . . . . . . . . . . .        61,330            -
                                                        -------------  -----------
    Net income (loss). . . . . . . . . . . . . . . . .  $(13,581,009)  $   34,649
                                                        =============  ===========

During the three months ended March 31, 2004 and 2003, all of the Company's revenue was generated in the United States of America (USA). As of March 31, 2004, all of the Company's long-lived assets are located in the USA.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 Notes to the Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

12.  COMMITMENTS  AND  CONTINGENCIES:

IRS  Tax  Lien
--------------
On March 17, 2004, the Company made its final payment to the IRS and received its release of lien of March 19, 2004.

Legal  Matters
--------------
In December 2002, three Spectrum Sciences and Software, Inc. employees each filed complaints for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court, District of Arizona. The case numbers for these complaints are: CIV '02 2621 PHX MHM; CIV '02 2619 PHX DKD; and CIV '02 2620 PHX FJM. In January 2003, Spectrum filed answers to all three complaints, denying all allegations of wrongdoing. All three plaintiffs are claiming "undue stress and anxiety" from Spectrum's actions. There are no damage amounts specified in any of the actions. The plaintiffs are requesting the following: Compensatory damages, plus special incidental damages in such a sum as may be proven at trial; punitive damages in such a sum as may be proven at trial; for cost for the suit; for attorney's fees; and for other such relief as the Court deems just and proper. The Company intends to vigorously defend its position. As of May 13, 2004, the cases have progressed through the establishment of a case management plan with the courts and a consolidation of all the cases into a single action. Plaintiff and Defendant Depositions were taken and additional discovery is ongoing. The Company currently does not know what the outcome of this litigation will be.

In April 1, 2004, the Company paid the final payment of $10,000 to Business & Commercial Brokerage Inc. and obtained a signed release acknowledging the receipt of all sums for full compromise settlement against the previously filed suit. On April 7, 2004, a Notice of Voluntary Dismissal was filed in the Circuit Court for Escambia County Florida.

Letter  of  Intent  to  Acquire  Inland  Fabricators
----------------------------------------------------
On March 31, 2004, the Company signed a Letter of Intent (LOI) to acquire all of the issued and outstanding membership interests (the "Members") of Inland Fabricators, LLC, a Limited Liability Company organized under the laws of Louisiana ("IFAB"), or its nominees or assignees, or acquire IFAB by merger with a subsidiary of Acquiror. The LOI is not binding, and the transaction is subject to the execution of a definitive acquisition agreement by both parties and is further described in Part II, Item 1 of this filing.

Pursuant to the LOI, if the acquisition goes forward, the Company is to issue shares of its common stock to the Members in consideration for their interests in IFAB. The Company will place 4,000,000 shares of common stock in escrow and the shares will be released from escrow in amounts and from time to time as based on an agreed formula.

On May 6, 2004, the Company provided guarantees in the amount of $500,000 to secure an Irrevocable Letter of Credit ("LOC") in favor of a major international construction firm. The LOC provided the necessary performance guarantee for IFAB under a previously negotiated Purchase Order with that major international construction firm.

On May 6, 2004, a creditors group consisting of Modern Valve, Inc., Thomas Pipe & Steel, L.L.C., Radnor Alloys, Inc., Portable Machine Works, Inc., Analytic Stress Relieving, Inc. and Custom Blast Services, Inc. filed suit no. 519924 in the 19th Judicial District court, Parish of East Baton Rouge, State of Louisiana against various individuals and Members of IFAB. Spectrum Sciences & Software Holdings Corporation was not named as a party to the suit, however, mention was made of Spectrum's LOI for a purchase of Inland Fabricators, L.L.C. The suit alleges among other issues that IFAB as successor to Thomas Inland Marine L.L.C., Pipeworks, Inc., Pipeworks Reserve, Inc., and Pipeworks Venezuela owes certain sums to the Creditor Group based on debt incurred by Thomas Inland Marine and Pipeworks et al. Due diligence is continuing on the planned
Spectrum/IFAB merger. The potential outcome of the Creditors suit and its impact on the potential merger is undetermined at this time.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 Notes to the Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

13.  SUBSEQUENT  EVENTS:

On April 16, 2004, the Board of Directors amended and restated the stock option plan to increase the number of shares from 10,000,000 to 30,000,000.

On April 16, 2004, the Company and Robert Genovese amended and restated their March 11, 2004 consulting agreement (the "Amended Agreement"). The Amended Agreement extended the term of the contract for an additional year to April 19, 2006 and added an exclusivity provision. As part of the Amended Agreement, Mr. Genovese was issued options to acquire an additional 9,000,000 shares of common stock at an exercise price of the greater of $1.95 or 60% of the closing price on the day preceding notice to exercise. In addition, Mr. Genovese was issued an option to acquire 5,000,000 shares of the Company's common stock at the lesser of $1.65 or the fair market value of the shares at the time of the exercise as a result of his role in the IFAB transaction.

On April 20, 2004, the Company awarded 677,500 stock options to certain employees, officers and directors for services rendered.

On April 28, 2004, the Company was informed that the SEC was conducting an informal inquiry into the Company as further described in Part II, Item 5 of this filing.

In light of this inquiry and pending further review, the Company's Board of Directors elected to suspend the current consulting agreement between the Company and Robert Genovese.

As of May 21, 2004, Mr. Genovese and related companies had submitted expense reimbursement claims in addition to those reflected on the Interim Consolidated Financial Statements as of March 31, 2004 of $900,000 under the Amended Agreement. The Company is reviewing the validity of those claims.

Between March 31, 2004 and May 21, 2004, Mr. Genovese has exercised 18,378,300 options. Of these options, 11,200,000 were exercised at a strike price of $1.65 per option, and 7,178,300 were exercised at a strike price of $1.95 per option. Total proceeds payable to the Company relating to the exercise of these options were $32,477,685. The Company received $29,232,685 of cash from Mr. Genovese. In addition, Mr. Genovese and his related companies cancelled expense reimbursement claims of $1,100,000 in lieu of cash for exercise of these options. As a result, the Company believes that Mr. Genovese and his related companies have no outstanding reimbursement claims as of May 21, 2004.

Between January 1, 2004 and May 21, 2004, Mr. Genovese has exercised 21,178,300 options. Of these options, 14,000,000 were exercised at a strike price of $1.65 per option, and 7,178,300 were exercised at a strike price of $1.95 per option. Total proceeds payable to the Company relating to the exercise of these options were $37,097,685. The Company received $30,717,685 of cash from Mr. Genovese and Mr. Genovese and related companies cancelled expense reimbursement claims of $4,035,000 in lieu of cash for exercise of these options.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                 Notes to the Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

As of May 21, 2004, the Company has not received payment from Genovese in the amount of $1,815,000 with respect to an exercise of 1,100,000 options at a strike price of $1.65 per share on or about April 15, 2004. Additionally, with respect to exercise of 1,100,000 options on or about April 26, 2004, the Company received payment based on a strike price of $1.65 per share rather than the $1.95 per share as provided for in the Amended Agreement. As a result, Mr. Genovese owes the Company an additional $330,000 with respect to that exercise. Under the terms of the relevant option agreements and assuming the validity of cancelled claims, total payment owed to the Company from Mr. Genovese relating to these option exercises is $2,145,000.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

The Company's discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions which affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions.

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

Net operating loss carryforwards. We have not recognized the benefit in our consolidated financial statements with respect to the approximately $10,900,000 net operating loss carryforward for federal income tax purposes as of March 31, 2004. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2003 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Impairment of Long-Lived Assets. We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results;(ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (iii) significant negative industry or economic trends;(iv) significant decline in our stock price for a sustained period; and (v) our market capitalization relative to net book value. When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset's carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model, and other measures of fair value.

You should read the following discussion and analysis in conjunction with the unaudited financial statements (and notes thereto) and other financial information of our company appearing elsewhere in this report.

CONSOLIDATED  OVERVIEW:

                     For the three months ended March 31
                  ----------------------------------------
                           2004               2003
                  -------------------  -------------------
Revenues. . .     $ 3,596,578  100.0%  $ 3,273,000  100.0%
Cost of revenues    3,274,381   91.0%    3,091,000   94.4%
                  -----------  ------  -----------  ------

Gross Profit.     $   322,197    9.0%  $   182,000    5.6%
                  ===========  ======  ===========  ======

Overall, revenues for the three-months ended March 31, 2004 increased by 10% compared to the same period in 2003 due to increased marketing activity and the Management Services segment's growth of 15%. Gross profit as a percentage of sales was 9% for the 3-month period ended March 31, 2004. The increases in revenue are primarily due to scheduled increases in reimbursable labor cost under the Service Contract Act in the management services division and additional company-wide cost controls put in place.

MANAGEMENT  SERVICES

                      For the three months ended March 31
                   -----------------------------------------
                            2004               2003
                  --------------------  --------------------
Revenues. . .     $  2,641,031  100.0%  $  2,293,000  100.0%
Cost of revenues     2,623,485   99.3%     2,230,000   97.3%
                  ------------  ------  ------------  ------

Gross Profit.     $     17,546     .7%  $     63,000    2.7%
                  ============  ======  ============  ======

Revenues in the Management Services segment increased approximately 15% for the three-month period ended March 31, 2004 compared to 2003. The increases in revenue and expenses are primarily due to the scheduled increases in reimbursable labor cost under the Service Contract Act and collective bargaining agreement for Spectrum's largest subcontractor, Washington Group International.

ENGINEERING  AND  INFORMATION  TECHNOLOGY  SERVICES

                  For the three months ended March 31
                  -----------------------------------
                        2004              2003
                  ----------------  -----------------
Revenues. . . .   $320,090  100.0%  $ 329,000  100.0%
Cost of revenues   168,298   52.6%    248,000   75.4%
                  --------  ------  ---------  ------

Gross Profit. .   $151,792   47.4%  $  81,000   24.6%
                  ========  ======  =========  ======

Revenues in the Engineering and Information Technology Services segment decreased 2.8% for the period ended March 31, 2004 as compared to the same period in 2003. This slight decrease in revenues resulted from planned internal suspension of production schedules due to staff travel overseas undertaken to client sites and scheduled completion of backlog software development tasks for the Safe-Range program.

Gross profit as a percent of sales was 47.4%, an increase of 87%. This increase in gross profit was due to reductions of management salary costs due to the departure of Donald Garrison, Vice President, and additional cost controls put in place during the first quarter of 2004 as compared to the first quarter of 2003.

MANUFACTURING  SEGMENT

                  For the three months ended March 31,
                  ----------------------------------
                        2004              2003
                  ----------------  ----------------
Revenues. . .     $635,457  100.0%  $651,000  100.0%
Cost of revenues   482,598   75.9%   613,000   94.2%
                  --------  ------  --------  ------

Gross Profit.     $152,859   24.1%  $ 38,000    5.8%
                  ========  ======  ========  ======

Revenues in the Manufacturing segment decreased 2% for the three-month period ended March 31, 2004 as compared to the same period in 2003.

Gross profit improved significantly to 24.1% due to the streamlining in manufacturing processes brought about by the Company obtaining longer term contracts, which led to cost efficiencies in both overhead labor, purchasing and production.

OPERATING  EXPENSES

                                  Three months      Three months
                                     ended             ended
                                March  31,  2004  March  31,  2003  Increase
                                ----------------  ----------------  --------
Selling, general and
    administrative  expenses        $ 13,951,585        $  124,900    11070%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses increased 11070% for the three-month period ended March 31, 2004 as compared to the same period in 2003.

During the quarter ended March 31, 2004, there was $11,418,038 recorded for stock-based consulting compensation. The impact caused an expense to the Company. However, the grant of the options to Mr. Robert Genovese also increased additional paid-in capital by $11,418,038. In addition, the Company recorded approximately $2,065,000 of investor relations expenses during the first quarter of 2004. These expenses relate to the implementation of the initial investor awareness/relations services such as broker/analyst meetings, contracts, mailings to brokers and analysts, investment advisors and individual investors.

The wholly-owned subsidiary, Spectrum Sciences & Software, Inc. also had increased legal and accounting costs of $162,720. This is due to costs associated with the filings with the Securities and Exchange Commission.

These  types  of  expenses were not present in the quarter ended March 31, 2003.

OTHER  INCOME  AND  EXPENSES

INTEREST INCOME AND EXPENSE, NET - Net interest expense was $63,486 and $66,553 for the three-month period ended March 31, 2004 and 2003, respectively. The reduction of $3,067 is due to the decrease of principal balances due.

OTHER INCOME AND EXPENSE, NET - Net other income was $50,535 and $43,904 for the three-month period ended March 31, 2004 and 2003, respectively. The increase of $6,631 is attributed primarily to the increase in monthly rental income from L-3 Communications which was $15,117 per month in 2003 to $16,520 per month in 2004.

CAPITAL RESOURCES AND  LIQUIDITY

Cash and cash equivalents increased $705,278 as of March 31, 2004, as compared to December 31, 2003. At March 31, 2004, cash and equivalents totaled $1,402,237, as compared with $696,959 at December 31, 2003. As of May 18, 2004, the Company had $28,848,525 in a money market account as a result of the exercise of stock options.

At March 31, 2004, working capital was $1,208,004, as compared to negative working capital of <$1,182,912> at December 31, 2003.

At March 31, 2004, the current ratio was 1.45, as compared to a ratio of 0.69 at December 31, 2003.


ITEM  3.     CONTROLS  AND  PROCEDURES

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

Our current principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004, the end of the period covered by this report. Based on this evaluation, subject to limitations identified below, the Company's current principal executive officer and principal financial officer concluded that the Company's controls and procedures (as referenced in paragraph 4(c) of their certifications filed as exhibits hereto) were generally effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of March 31, 2004. During the three month period ended March 31, 2004, the Company has not made any change in its internal controls over financial reporting (as referenced in paragraph 4(d) of their certifications filed as exhibits hereto) that has materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

As disclosed in substance in the Company's FORM 10-KSB filed with the Securities and Exchange Commission on March 14, 2004, the Company historically has not employed certain controls and procedures other public companies use to provide assurance as to disclosure. For example, the Company does not have a standing audit committee of the Board of Directors or a financial expert serving on the Board of Directors or employed as an officer who meets the criteria for a financial expert under Item 401(e) of Regulation S-B. In addition, there has been substantial turnover in our senior management and Board of Directors.

In  response  to  the  SEC  inquiry  discussed  in  Note  13 to the Consolidated
Financial Statements and Item 5 of Part II of this report, the Company has retained counsel to represent the Company in the SEC inquiry. Through counsel, the Company is reviewing transactions and other matters that appear to be the subject of the SEC inquiry and is unable to predict at this time the outcome of its review or the SEC inquiry or the potential impact on the assessment of the adequacy of our internal controls and procedures.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

Trident  Metals
---------------

As of March 31, 2004, the balance of the debt to The Trident Company is $17,635. All funds due to The Trident Company were paid in full on April 6, 2004. The subsequent Dismissal with Prejudice was filed with the District Court of Tulsa County, State of Oklahoma on April 29, 2004.

Harassment  Suit
----------------
In December 2002, three Spectrum Sciences and Software, Inc. employees each filed complaints for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court, District of Arizona. The case numbers for these complaints are: CIV '02 2621 PHX MHM; CIV '02 2619 PHX DKD; and CIV '02 2620 PHX FJM. In January 2003, Spectrum filed answers to all three complaints, denying all allegations of wrongdoing. All three plaintiffs are claiming "undue stress and anxiety" from Spectrum's actions. There are no damage amounts specified in any of the actions. The plaintiffs are requesting the following: Compensatory damages, plus special incidental damages in such a sum as may be proven at trial; punitive damages in such a sum as may be proven at trial; for cost for the suit; for attorney's fees; and for other such relief as the Court deems just and proper. The Company intends to vigorously defend its position.

As of May 13, 2004, the cases have progressed through the establishment of a case management plan with the courts and a consolidation of all the cases into a single action. Plaintiff and Defendant Depositions were taken and additional discovery is ongoing. Spectrum does not know what the outcome of this litigation will be.

Inland  Fabricators
-------------------

On March 31, 2004, Spectrum Sciences & Software Holdings Corp. (the "Company") signed a Letter of Intent (LOI) to acquire all of the issued and outstanding membership interests (the "Members") of Inland Fabricators, LLC, a Limited Liability Company organized under the laws of Louisiana ("IFAB"), or its nominees or assignees, or acquire IFAB by merger with a subsidiary of Acquiror. The LOI is not binding, and the transaction is subject to the execution of a definitive acquisition agreement by both parties.

Pursuant to the LOI, if the acquisition goes forward, the Company is to issue shares of its common stock to the Members in consideration for their interests in IFAB. The Company will place 4,000,000 shares of common stock in escrow and the shares will be released from escrow in amounts and from time to time as based on an agreed formula.

On May 6, 2004, the Company provided guarantees in the amount of $500,000 to secure an Irrevocable Letter of Credit ("LOC") in favor of a major international construction firm. The LOC provided the necessary performance guarantee for IFAB under a previously negotiated Purchase Order with that major international construction firm.

On May 6, 2004, a creditors group consisting of Modern Valve, Inc., Thomas Pipe & Steel, L.L.C., Radnor Alloys, Inc., Portable Machine Works, Inc., Analytic Stress Relieving, Inc. and Custom Blast Services, Inc. filed suit no. 519924 in the 19th Judicial District court, Parish of East Baton Rouge, State of Louisiana against various individuals and Members of IFAB. Spectrum Sciences & Software Holdings Corporation was not named as a party to the suit, however, mention was made of Spectrum's LOI for a purchase of Inland Fabricators, L.L.C. The suit alleges amongst other issues that IFAB as successor to Thomas Inland Marine L.L.C., Pipeworks, Inc., Pipeworks Reserve, Inc., and Pipeworks Venezuela owes certain sums to the Creditor Group based on debt incurred by Thomas Inland Marine and Pipeworks et al. Due diligence is continuing on the planned
Spectrum/IFAB merger. The potential outcome of the Creditors suit and its impact on the potential merger is undetermined at this time.

Business  &  Commercial  Brokerage  Inc.  Settlement
----------------------------------------------------

In April 1, 2004, the Company paid the final payment of $10,000 to Business & Commercial Brokerage Inc. and obtained a signed release acknowledging the receipt of all sums for full compromise settlement against the previously filed suit. On April 7, 2004, a Notice of Voluntary Dismissal was filed in the Circuit Court for Escambia County Florida.

Loan  Modification  and  Extension  Agreement  Debt  Repayment
--------------------------------------------------------------

All unsecured debt to SouthTrust Bank has been paid, leaving only the mortgages for the 91 Hill Ave. headquarters building, and the corporate condominium. A payment of $371,250 was made to SouthTrust on March 31, 2004, which was 25% of the first cash exercise of options by Robert Genovese, ($1,485,000 X .25%=
$371,250). This 25% was required in the SouthTrust Loan Modification and Extension Agreements. A payment of $190,628 was made to SouthTrust on April 15, 2004, which paid all other unsecured debt with SouthTrust Bank.

IRS  Tax  Lien
--------------
On March 17, 2004, the company made its final payment to the IRS and received its release of lien on March 19, 2004.


ITEM  2.     CHANGES  IN  SECURITIES

Exercise  of  Options  by  Mr.  Robert Genovese
-----------------------------------------------

Mr. Robert Genovese was awarded options to purchase 9,000,000 shares of Spectrum stock on March 11, 2004. As of March 31, 2004, Mr. Genovese filed Notices of Exercise for 2,800,000 options. Those shares had an exercise price of $1.65 per option. The first exercise was on March 12, 2004 for 900,000 shares. Mr. Genovese elected to convert debt in lieu of cash for approximately $1,485,000 as payment for these options. This first exercise completely eliminated all past non-investor relations debt to Mr. Genovese. The second Notice of Exercise was on March 15, 2004 for 900,000 shares. The Company received $1,485,000 in cash from Mr. Genovese for those shares. On March 19, 2004, Mr. Genovese presented the company with a Notice of Exercise for 1,000,000 shares. This third exercise of shares was paid for by a second debt conversion of $1,650,000 by Mr. Genovese for his company Endeavor Capital. This $1,650,000 in debt to Endeavor Capital Corp. is debt directly related to all invoices presented to Spectrum by Endeavor Capital Corp. for its work performed in the area of investor relations and publicity.


ITEM  3.     DEFAULTS  IN  SENIOR  SECURITIES

Not  applicable.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.


ITEM  5.     OTHER  INFORMATION

By letter dated April 28, 2004, the Company was informed that the Staff of the Securities and Exchange Commission's (SEC), Division of Enforcement is conducting an informal inquiry into the Company. In conjunction with that inquiry, the SEC's Staff has requested the Company to voluntarily provide certain documents and information related to, among other things:

- the Company's relationship with Robert Genovese, Endeavor Capital Group Ltd. and B.G. Capital Group Ltd., including transactions in the Company's securities and options therefor;
- the Company's press releases, public announcements and other promotional activities;
-    the  resignation  of  Donal  Myrick  in  March  2004;  and
- the listing of the Company's securities for trading on any foreign stock exchanges.

The  Company  is  cooperating  fully  with  the  SEC  inquiry.

In light of this inquiry and pending further review, the Company's Board of Directors elected to suspend the current consulting agreement between the Company and Robert Genovese.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits:

10.1 Stock Option Agreement dated April 20, 2004 by and between Spectrum Sciences & Software Holdings Corp. and Robert Genovese.

10.2 Stock Option Agreement dated April 20, 2004 by and between Spectrum Sciences & Software Holdings Corp. and Robert Genovese.

b)     Reports  on  Form  8-K:

(i) The Company filed a report on Form 8-K on January 21, 2004 with the United States Securities and Exchange Commission. This report covered Items 5 & 7.

(ii) The Company filed a report on Form 8-K on January 26, 2004 with the United States Securities and Exchange Commission. This report covered Items 5 & 7.

(iii) The Company filed a report on Form 8-K on February 11, 2004 with the United States Securities and Exchange Commission. This report covered Items 5 & 7.

(iv) The Company filed a report on Form 8-K on March 12, 2004 with the United States Securities and Exchange Commission. This report covered Items 5 & 7.

(v) The Company filed a report on Form 8-K on March 30, 2004 with the United States Securities and Exchange Commission. This report covered Items 6 & 7.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of May 2004.


                                      SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP


                                             /s/ William H. Ham
                                        By:  -----------------------------------
                                             William H. Ham, President and Chief
                                             Executive Officer


The undersigned, the Chief Financial Officer of the Registrant, certifies that this report complies with all of the requirements of section 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                         Date:  May  24,  2004

                                                         /s/ Nancy  C.  Gontarek
                                                         -----------------------
                                                         Nancy  C.  Gontarek,
                                                         Chief Financial Officer