Form 10QSB
period 2004-06-30
SPECTRUM SCIENCES & SOFTWARE HOLDINGS INC
filed 2004-08-23
CIK 1229195

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
     [X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
          SECURITIES  EXCHANGE  ACT  OF  1934

          FOR  THE  QUARTERLY  PERIOD  ENDED:  June  30,  2004

          OR

     [  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
          SECURITIES  EXCHANGE  ACT  OF  1934

              For the transition period from ________ to __________


                       Commission file number _000-50373__


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

As of June 30, 2004 there were 40,069,300 shares of the registrant's common stock, par value $0.0001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [  ]    No  [X]

                  SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                  JNUE 30, 2004 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements                           3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 2004(unaudited)          4

         Consolidated Statements of Operations for the three months ended
         June, 2004 and 2003 (unaudited)                                    5

         Consolidated Statements of Operations for the six months ended
         June, 2004 and 2003 (unaudited)                                    6

         Consolidated Statements of Changes in Stockholders'
         Equity for the six months ended June 30, 2004 (unaudited)          7

         Consolidated Statements of Cash Flows for the six months ended
         June, 2004 and 2003 (unaudited)                                    8

         Notes to Consolidated Financial Statements (unaudited)             9

Item 2.  Management's Discussion and Analysis or Plan of Operations        18

Item 3.  Controls and Procedures                                           25

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 26

Item 2.  Changes in Securities                                             28

Item 3.  Defaults Upon Senior Securities                                   29

Item 4.  Submission of Matters to a Vote of Security Holders               29

Item 5.  Other Information                                                 29

Item 6.  Exhibits and Reports on Form 8-K                                  29

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  or  Plan  of  Operations."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                           Consolidated Balance Sheet
                               As of June 30, 2004
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash and equivalents                                            $  6,049,442
  Investments                                                       22,543,386
  Receivables                                                        2,898,269
  Inventories                                                          372,610
  Prepaid expenses                                                     239,256
                                                                  -------------
  Total current assets                                              32,102,963
                                                                  -------------

Property and equipment, net                                          2,042,653
Deferred tax asset                                                      40,034
Cash surrender value of life insurance                                  38,665
Other assets and deposits                                               40,358
                                                                  -------------

TOTAL ASSETS                                                      $ 34,264,673
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $    744,877
  Accrued expenses                                                     927,138
  Notes payable                                                      1,702,981
                                                                  -------------
  Total current liabilities                                          3,374,996
                                                                  -------------

Total liabilities                                                    3,374,996
                                                                  -------------

Stockholders' equity:
  Preferred stock, $0.0001 par value; 20,000,000 shares
    authorized, none issued                                                  -
  Common stock, $0.0001 par value; 80,000,000 shares authorized,
    40,069,300 issued and outstanding                                    4,007
  Additional paid-in capital                                        72,104,521
  Accumulated comprehensive income                                      13,781
  Accumulated deficit                                              (41,232,632)
                                                                  -------------

Total stockholders' equity                                          30,889,677
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 34,264,673
                                                                  =============

See accompanying notes to the consolidated financial statements.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                      Consolidated Statements of Operations
                For the three months ended June 30, 2004 and 2003
                                   (Unaudited)

                                                       2004         2003
                                                   ------------  ----------
Revenues                                             3,418,747   3,443,361

Cost of Revenues                                     3,054,924   3,011,137
                                                   ------------  ----------

Gross Profit                                           363,823     432,224

Operating Expenses                                  27,053,790     275,170
Impairment Loss                                              -     145,974
                                                   ------------  ----------

Income (loss) from operations                      (26,689,967)     11,080

Other Income (expense)                                       -
  Interest Income                                       25,845          52
  Building Rent                                         49,561      45,351
  Other Income and Expense                              (2,871)     (4,118)
  Interest Expense                                     (64,052)    (80,365)
  Penalties                                                (31)     (2,587)
                                                   ------------  ----------

Total other income (expense)                             8,452     (41,667)
                                                   ------------  ----------

Loss before provision for income taxes             (26,681,515)    (30,587)
Income tax benefit                                           -           -
                                                   ------------  ----------

Net loss                                           (26,681,515)    (30,587)

Unrealized gain on available for sale securities        13,781           -
                                                   ------------  ----------

Total comprehensive loss                           (26,667,734)    (30,587)
                                                   ============  ==========

Weighted average common shares outstanding:
  Basic and diluted                                 36,795,363           -
                                                   ============  ==========

Loss per share:
  Basic and diluted                                       (.72)          -
                                                   ============  ==========

See accompanying notes to the consolidated financial statements.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                      Consolidated Statements of Operations
                 For the six months ended June 30, 2004 and 2003
                                   (Unaudited)

                                                           2004          2003
                                                      -------------  ------------

Revenues                                              $  7,015,325   $ 6,716,390

Cost of revenues                                        (6,329,305)   (6,053,574)
                                                      -------------  ------------

Gross profit                                               686,020       662,816

Operating expenses                                      41,005,374       439,640
Impairment Loss                                                  -       145,974
                                                      -------------  ------------

Income (loss) from operations                          (40,319,354)       77,202

Other income and expense:
  Interest income                                           26,210             -
  Building rent                                             99,121        90,702
  Other income                                               1,985       (19,164)
  Interest expense                                        (127,903)     (149,145)
  Other expenses                                            (3,912)            -
                                                      -------------  ------------

  Total other income (expense)                              (4,499)      (77,607)

Net loss before provision for income taxes             (40,323,853)         (405)

Income tax benefit                                          61,330             -
                                                      -------------  ------------

Net loss                                               (40,262,523)         (405)

Unrealized gain on available for sale securities            13,781             -
                                                      -------------  ------------

Total comprehensive loss                              $(40,248,742)  $      (405)
                                                      =============  ============

Weighted average common shares outstanding              27,505,843             -
                                                      =============  ============

Basic and diluted loss per share                      $      (1.46)            -
                                                      =============  ============

See accompanying notes to the consolidated financial statements.

                                      SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                              Consolidated Statements of Changes in Stockholders' Equity
                                        For the six months ended June 30, 2004
                                                      (Unaudited)

                                 Common Stock                                 Accumulated
                                 -------------  -------------
                                    Shares                                   Comprehensive    Accumulated
                                  Outstanding      Amount         APIC          Income          Deficit        Total
                                 -------------  -------------  -----------  ---------------  -------------  -----------
Balance at January 1, 2004         18,851,000   $      1,885   $    79,426                   $   (970,108)  $  (888,797)

Stock options issued
  for consulting services                                  -    37,258,300                                   37,258,300

Exercise of stock options          21,178,300          2,118    37,095,567                                   37,097,685

Stock subscription receivable                                   (2,520,126)                                  (2,520,126)

Stock options issued under
employee stock option plan to a
consultant                                                         125,358                                      125,358

Exercise of stock options              40,000              4        65,996                                       66,000

Unrealized gain on investments                                                      13,781                       13,781

Net loss                                                                                      (40,262,524)  (40,262,524)
                                 -------------  -------------  -----------  ---------------  -------------  -----------

Balances at June 30, 2004          40,069,300   $      4,007   $72,104,521  $       13,781   $(41,232,632)  $30,889,677
                                 =============  =============  ===========  ===============  =============  ===========

See accompanying notes to the consolidated financial statements.

                   SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                 2004          2003
                                                                             -------------  ----------
Cash flows from operating activities:
  Net income (loss)                                                          $(40,262,523)  $    (405)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Impairment Loss                                                                           145,974
    Deferred taxes                                                                (28,594)
    Depreciation and amortization                                                  72,083      39,603
    Amortization of investment bond premium                                         8,496
    Accrued interest payable due to related parties                                 9,792           -
    Issuance of common stock options to related party
         for consulting services                                               37,258,300           -
    Issuance of common stock options under employee stock option plan             125,358
    Investor relations expenses paid by a related party                         2,057,500           -
  (Increase) decrease in:
    Receivables                                                                (1,170,385)    272,470
    Inventories                                                                  (250,218)     62,572
    Prepaid expenses                                                             (220,533)    (67,527)
    Other assets                                                                  (26,999)      1,000
  Increase (decrease) in:
    Accounts payable                                                             (525,982)   (338,790)
    Accrued expenses                                                              368,557    (180,122)
    Contract deposits                                                             (50,000)    (30,788)
    Deferred revenues                                                             (36,967)          -
                                                                             -------------  ----------
      Net cash flows used in operating activities                              (2,672,115)    (96,013)
                                                                             -------------  ----------

Cash flows from investing activities:
  Net purchases of available for sale investments                             (22,538,101)
  Purchase of property and equipment                                             (109,993)    (20,395)
                                                                             -------------  ----------
      Net cash used in investing activities                                   (22,648,094)    (20,395)
                                                                             -------------  ----------

Cash flows from financing activities:
  Principal payments on notes payable and lines of credit                        (753,318)   (272,011)
  Net repayment on bank line of credit                                                  -      16,479
  Repayment of short term debt                                                   (307,726)          -
  Repayments on advances from related parties                                     (52,500)          -
  Advances from related parties                                                   672,551       2,863
  Proceeds from the exercise of stock options                                  31,113,685           -
                                                                             -------------  ----------
      Net cash provided by (used in) financing activities                      30,672,692    (252,669)
                                                                             -------------  ----------

Net increase (decrease) in cash                                                 5,352,483    (369,077)

Cash at beginning of  period                                                      696,959     633,909
                                                                             -------------  ----------

Cash at end of  period                                                       $  6,049,442   $ 264,832
                                                                             =============  ==========

Supplemental disclosures of cash flow information:
    Cash paid during the quarter for:
    Interest                                                                 $    127,903   $ 149,393
                                                                             =============  ==========

Supplemental schedule of non-cash financing and investing activities:
  Reduction in due to related party in lieu of cash payment
    for exercise of stock options.                                           $  3,529,873   $       -
                                                                             =============  ==========

  Unrealized gain on available for sale securities                           $     13,781   $       -
                                                                             =============  ==========

See accompanying notes to the consolidated financial statements.

                 Notes to the Consolidated Financial Statements
              Three and Six Months ended June 30, 2004 (Unaudited)

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

On April 8, 2003, Silva Bay International, Inc. changed its name to Spectrum Sciences & Software Holdings Corp. On April 9, 2003, the Company effectuated a two for one forward split of its common stock. On November 4, 2003, the Company's registration statement as a reporting company under the Exchange Act became effective.

The Company's contracts are primarily fixed price contracts with the United States Department of Defense (DOD). During the three months and six months ended June 30, 2004, 99% of the Company's revenues were derived from such contracts.

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

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

The Company currently has a net operating loss carryforward of $40,300,000, which would equate to a deferred tax asset of approximately $16,000,000 at June 30, 2004. The Company has not recorded that federal tax benefit in the accompanying financial statements, as management does not have sufficient information to estimate when or to the extent to which the Company will realize the tax benefit.

(C)     Earnings  (Loss)  Per  Share
The Company reports its earnings (loss) per share in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share." Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations. Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if stock options were exercised.

The weighted average number of common shares outstanding for computing basic and diluted net income (loss) per common share for the six months ended June 30, 2004 was 27,505,843.

(D)  Financial  Instruments
The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. All cash and investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in Other Comprehensive Income ("OCI").

Investments consist of debt instruments. Debt securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in OCI.

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

2.     BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements.

3.     ACQUISITION  OF  SPECTRUM  SCIENCES  &  SOFTWARE,  INC.:

On April 3, 2003, Spectrum Sciences & Software Holdings Corp. (formerly Silva Bay International, Inc.) entered into an amended and restated agreement and plan of merger with Spectrum Sciences & Software, Inc., pursuant to which Spectrum Sciences & Software, Inc. became Spectrum Sciences & Software Holdings Corp.'s wholly owned subsidiary. As part of this agreement, 2,500,000 shares of the Company's common stock were issued to Donal Myrick, the sole stockholder of Spectrum Sciences & Software, Inc.

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


4.     CASH  AND  INVESTMENTS:

Cash  and   investments  consist  of  the following at June 30, 2004:

                                                    Unrealized  Unrealized  Recorded
                                       Cost Basis     Gains       Losses     Basis
                                        ----------  ----------  ----------  -----------
June 30, 2004

Cash and equivalents:
Cash                                   $ 1,572,445  $        -    $      -  $ 1,572,445
Money market mutual funds                4,476,997           -           -    4,476,997
                                        ----------  ----------  ----------  -----------
Cash and equivalents                     6,049,442           -           -    6,049,442
                                        ----------  ----------  ----------  -----------

Investments:
Certificate of deposit                     500,000                              500,000
U.S. government and agency securities   21,927,654      13,781           -   21,941,435
Bond premium, net of amortization          101,951           -           -      101,951
                                        ----------  ----------  ----------  -----------
Total, investments                     $22,529,605  $   13,781    $      -  $22,543,386
                                        ==========  ==========  ==========  ===========

5.     RECEIVABLES:

Receivables, which are primarily comprised of amounts due to the Company for work performed on contracts directly related to the U.S. Department of Defense and through U.S. Department of Defense contractors, consisted of the following at June 30, 2004:

Contracts  -  billed                    $     2,591,838
Contracts  -  unbilled                          298,355
Other  receivables                                8,076
                                        ---------------
                                        $     2,898,269
                                        ===============

6.     INVENTORIES:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at June 30, 2004 are summarized as follows:

Raw  materials,  net  of  reserve               $     113,888
Work  in  process                                     258,722
                                                -------------
Total  inventories                                    372,610
                                                =============

7.     PROPERTY  AND  EQUIPMENT:

Property  and  equipment  at  June  30,  2004  is  summarized  as  follows:

Land                                            $     175,000
Buildings  and  improvements                        1,633,520
Furniture  and  fixtures                               28,721
Equipment                                             990,787
Vehicles                                               55,390
Investment  property                                  220,900
                                                -------------
                                                    3,104,318
Less  accumulated  depreciation                    (1,061,665)
                                                -------------
Property  and  equipment,  net                  $   2,042,653
                                                =============

8.     ACCRUED  EXPENSES:

The major components of accrued expenses at June 30, 2004 are summarized as follows:

Accrued  salaries  and  related  benefits       $     764,409
Payroll  related  taxes                                17,457
Accrued  vacation  and  sick leave                    116,976
Accrued  interest  payable                             11,965
Accrued  property  taxes                               16,331
                                                -------------
Total  accrued  expenses                        $     927,138
                                                =============

9.     LONG  TERM  DEBT:

Long  term  debt  at  June  30,  2004  consists  of  the  following:

Note  payable  to  a  bank,  due  in  monthly installments of $14,870, including interest  at  8.50%.  Final  balloon  payment  of  $1,476,298 due April 1, 2005, collateralized  by  real  estate  and a personal guarantee of the former Company
President.                                                                         $     1,514,491

Note  payable  to  a  bank,  due  in  monthly  installments of $1,588, including interest at 8.75%.  Final Balloon payment due April 1, 2005, collateralized by a
condominium  and  a  personal  guarantee  of  the  former  Company  President.             188,490
                                                                                   ----------------
                                                                                         1,702,981
Less  current  portion                                                                  (1,702,981)
                                                                                   ----------------
Total  long-term  debt                                                             $             -
                                                                                   ================

10.  RELATED  PARTY  TRANSACTIONS:

Transactions  related  to  BG  Capital  Group  Limited,  Endeavor Group, LLC and
--------------------------------------------------------------------------------
Related  Stockholder
--------------------
The Company was provided management consulting services by Endeavor Capital Group, LLC, which is owned by one of the stockholders of the Company. The terms of the original consulting agreement between Endeavor Capital Group, LLC and the Company was from March 1, 2003, to March 1, 2004. Consulting fees of $4,000 a month for January and February, 2004 and expenses of $15,106 are reported as consulting fees in the accompanying financial statements.

On March 11, 2004, the Company entered into a new consulting agreement with the stockholder. The term of the agreement was for a one year period, and the stockholder is tasked with bringing to the Company's attention potential or actual opportunities which meet its business objectives or logical extensions thereof, alert the Company to new or emerging high potential forms of production and distribution, comment on corporate development, identify respective suitable merger or acquisition candidates and related due diligence and other such planning and development services as shall be requested by the Company.

On March 11, 2004, as a result of execution of the new consulting agreement, the stockholder received options to purchase 9,000,000 shares of the Company's common stock at a per share exercise price equal to the lesser of $1.65 or the fair market value at the time of exercise. In accordance with FASB Statement No. 123, Accounting for Stock-based Compensation, the Company recorded consulting expense of $11,418,038 in the first quarter of 2004, based on the fair value of the stock options at the date of grant using the Black-Scholes pricing model.

On April 16, 2004, the Company and the stockholder amended and restated the March 11, 2004, consulting agreement. The amended agreement extended the term of the contract to April 19, 2006, and contains an exclusivity provision. As part of that agreement, the stockholder was issued options to acquire an additional 9,000,000 shares of common stock at a per share exercise price equal to the lesser of $1.95 or 60% of the closing price on the day preceding notice to exercise. In addition, the stockholder was issued options to acquire 5,000,000 shares of common stock at an exercise price equal to the lesser of a $1.65 or the fair market value at the time of exercise as a result of his role in the Inland Fabricators LLC (IFAB) transaction which is further described in Part II,
Item 1 of this filing. In accordance with FASB Statement No. 123, the Company recorded consulting expense of $25,840,262 in the second quarter of 2004, based on the fair value of the stock options at the date of grant using the Black-Scholes pricing model. The total options granted to the stockholder during the six months ended June 30, 2004, were 23,000,000.

Transactions  related  to  BG  Capital  Group  Limited,  Endeavor Group, LLC and
--------------------------------------------------------------------------------
Related  Stockholder,  Continued
--------------------
The stockholder exercised 21,178,300 options during the first six months of 2004 with an aggregate exercise price of $37,097,685. The Company received $31,047,685 of cash from the stockholder and converted outstanding debt of $3,529,873 owed to the stockholder and related companies in lieu of cash for exercise of these options. The Company owed the stockholder $792,030 at December 31, 2003. The stockholder had advanced the Company $672,551 during the first four months of 2004 to pay operating expenses, and the Company had accrued interest of $7,792 on two interest-bearing notes in the first quarter of 2004. In addition, the stockholder paid for certain investor relations expenses totaling $2,065,000 during the first quarter of 2004 on behalf of the Company. During the second quarter of 2004 the Company reversed $7,500 of those expenses bringing the total investor relations expense paid by the stockholder on behalf of the Company to $2,057,500. As a result of these transactions the Company is owed $2,520,126 by the stockholder at June 30, 2004 which amount has been netted against stockholder equity.

These  transactions  are  summarized  in  the  following  table:

Amount owed to stockholder & related entities at December 31, 2003                      $   792,030

Advances by stockholder during January through April, 2004, to pay operating expenses       672,552

Interest accrued on outstanding notes payable                                                 7,792

Investor relations expenses paid by stockholder                                           2,057,500

Stock exercise - executed for debt on March 12, 2004                                     (1,485,000)

Stock exercise - executed for debt on March 19, 2004                                     (1,650,000)

Stock exercise -  executed April 15, 2004, for which no payment was received
                                                                                         (1,815,000)

Stock exercise - partially executed for debt on April 16, 2004                           (1,100,000)
                                                                                        ------------
Total                                                                                   $(2,520,126)
                                                                                        ============

On April 28, 2004, the Company was informed the SEC was conducting an informal inquiry into the Company as further described in Part II, Item 5 of this filing. As a result of this inquiry, on May 4, 2004, the Company suspended the consulting agreement with this stockholder.

Transactions  related  to  the  spouse  of  the  President  of  the  Company
----------------------------------------------------------------------------
The Company in the second quarter of 2004 repaid $52,500 to the spouse of the President of the Company. $50,000 was funds advanced to cover operating expenses in 2003 and $2,500 represented interest.

11.  STOCK  OPTION  PLAN:

On March 11, 2004, the board of directors approved and adopted a 2004 Non-Statutory Stock Option Plan for 10,000,000 shares of common stock to be granted to employees, non-employee Directors, consultants and advisors. The vesting and terms of all of the options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant. On April 16, 2004, the Board of Directors amended and restated the stock option plan by increasing the number of shares from 10,000,000 to 30,000,000.

As of June 30, 2004, 23,000,000 options were granted to a non-employee stockholder who provided consulting services to the Company as described in Note
10. FASB Statement No. 123, Accounting for Stock-based Compensation, requires these options be valued at fair value at the date of grant. The fair value of the first 9,000,000 options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.62; and an expected life of the options of 2 years. This generates a price of $1.27 per option at the date of grant, which was March 11, 2004. As a result, $11,418,038 of consulting expense and additional paid-in capital was recorded at the date of grant. The fair value of the remaining 14,000,000 options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of 2 years. This generates a price of $1.85 per option at the date of grant, which was April 20, 2004. As a result, $25,840,261 of consulting expense and additional paid-in capital was recorded at the date of grant.

On April 20, 2004, the Company awarded 677,500 stock options to certain employees, consultants, officers and directors for services rendered. The Company applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," to 602,500 stock options. As such no compensation expense related to 602,500 employee stock options at the date of grant is reflected in net income.

The remaining 75,000 options were issued to an individual who is a consultant to the company. On April 28, 2004, that consultant exercised 40,000 options and the company received $66,000 of cash at exercise. These options were valued at the fair market value at the date of grant in accordance with FASB statement 123, Accounting for Stock Compensation. The fair value of these options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate 1%; no dividend yields; volatility factors of the expected market price of our common stock of .67; and an expected life of the option of one year. This generates a price of $1.67 per option at the date of grant. As a result, $125,358 of consulting expense and additional paid in capital were recorded at the date of grant.

12.  SEGMENT  INFORMATION:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment taking into account direct costs of each segment's products and services as well as an allocation of indirect corporate overhead costs. The Company has three operating segments - management services, manufacturing, and engineering and information technology. Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance. Manufacturing operations include the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment. The Company's engineering and information technology segment consists of the sale of computer software developed to assist in hazard management and weapons impact analysis.

The following is a summary of certain financial information related to the three segments during the six months ended June 30, 2004, and 2003:

                                                           Six months June 30
                                                            2004          2003
                                                        -------------  -----------
Total revenues by segment
  Management Services                                   $  5,006,801   $4,637,617
  Engineering and Information Technology                     767,903      763,981
  Manufacturing                                            1,240,621    1,314,792
                                                        -------------  -----------
    Total Revenues                                      $  7,015,325   $6,716,390
                                                        =============  ===========
Operating profit (loss) by segment
  Management Services                                   $     45,008   $  172,388
  Engineering and Information Technology                     429,728      315,180
  Manufacturing                                              211,284      175,248
  Operating Expenses not allocable to segments           (41,005,374)    (439,640)
  Impairment Loss                                                        (145,974)
  Interest income (expense) net                             (101,693)    (149,145)
  Other income (expense), net                                 97,194       71,538
                                                        -------------  -----------
  Net loss before provision for income taxes             (40,323,853)        (405)
                                                        =============  ===========

During the six months ended June 30, 2004 and 2003, all of the Company's revenue was generated in the United States of America (USA). As of June 30, 2004, all of the Company's long-lived assets are located in the USA.

13.  Commitments  and  Contingencies:

On March 31, 2004, the Company signed a letter of intent to acquire all of the issued and outstanding membership interests of Inland Fabricators, LLC (IFAB) as further described in Part II, Item 1 of this filing. The letter of intent was not binding and the transaction was subject to the execution of a definitive acquisition agreement by both parties.

On May 6, 2004, the Company provided guarantees in the amount of $500,000 to secure an Irrevocable Letter of Credit(LOC) in favor of a major international construction firm. The LOC provided the necessary performance guarantee for IFAB under a previously negotiated Purchase Order with that major international construction firm. No draws on the LOC have been made as of June 30, 2004. The LOC expires May, 2005.

On May 6, 2004, a creditor group filed a suit against IFAB for certain sums owed to the creditor group by IFAB as a successor to Thomas Inland Marine, LLC, Pipeworks, Inc., Pipeworks Reserve, Inc. and Pipeworks Venezuela.

The Company also has a $25,000 deposit with IFAB at June 30, 2004, in relation to the letter of intent. The letter of intent expired on June 30, 2004. The Board of Directors and company management are considering the expiration of the letter of intent, the structure of the offer and the impact of the outcome of Inland's pending litigation. The status of negotiations with IFAB is further described in Part II, Item 1 of this filing.

Robert Genovese, the stockholder described in Note 10 to the accompanying financial statements, has submitted an additional $903,711 of expenses related to investor relations services paid by him or related companies on behalf of the Company. However, the Company has not been provided adequate support documentation such as invoices, contracts, examples of work performed, and cancelled checks to support these expenses. In addition, legal concerns exist with regard to these expenses based on language in the revised consulting agreement and the SEC informal inquiry. This matter is further discussed in
Part  II,  Item  1.

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

You should read the following discussion and analysis in conjunction with the unaudited financial statements (and notes thereto) and other financial information of our company appearing elsewhere in this report.

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  2004  AND  JUNE  30,  2003

Consolidated  Overview:

                      For the three months ended June 30
                --------------------------------------------
                          2004                 2003
                -------------------  -----------------------
Revenue         $ 3,418,747  100.0%  $ 3,443,361  100.0%
Cost of Revenue   3,054,924   89.4%    3,011,137   87.4%
                -----------  ------  -----------  ------

Gross Profit    $   363,823   10.6%  $   432,224   12.6%
                ===========  ======  ===========  ======

Overall, sales for the three-months ended June 30, 2004 decreased by less than 1% compared to the same period in 2003, primarily as a result of decreased sales in the manufacturing segment, offset by slight increases in sales in the management services and engineering and information technology services segments. Gross profit as a percentage of sales was 10.6% for the 3 month period ended June 30, 2004, compared to 12.6% for the prior year period, primarily as a result of decrease in gross profit in the management services and manufacturing segment, offset by an increase in gross profit margin of the engineering and information technology services segment.

With the closeout of our Management Services contract at Gila Bend and the Barry
M. Goldwater Bombing Range (BMGR), scheduled for September 30, 2004 the Company will experience a drop in revenue (and associated costs) that will not be immediately replaced. The Gila Bend contract represents 69% of the company's revenues and 6.5% of its gross profit. Overall company profit margins are expected to increase based on the other two profitable segments. The company will continue to look for business opportunities for our Management Services group; however, the thrust will be for contracts with sufficient profitability to support the effort of securing and managing the higher revenue projects.

Spectrum management has spent the last quarter positioning the company for the future. The company has secured additional manufacturing space via a lease/purchase agreement for a building adjacent to our corporate headquarters. This increased capacity has added a metal treatment capability that the manufacturing division did not previously possess. The company is actively performing treatment on its own products (reducing overall costs of production) and using the excess capacity to support local manufacturing concerns including several large defense contractors in the area. Our ultimate goal is to have the metal treatment capability revenues supporting the costs of the additional building. With this new facility, we have increased our manufacturing space by 33,000 square feet. With this increased capacity we are positioning ourselves for performance on several large multi-year manufacturing contracts we are pursuing.

Our Engineering and Information Technology Division is receiving the first increment of new development efforts which are a direct result of the Safe Range Users Conference that Spectrum hosted for the Department of Defense earlier this year. We expect further incremental contract awards as a result of that conference. These awards will assure the next generation of the Safe Range program's use in the Department of Defense over the coming years. The division continues to market it's Safe Borders concept to appropriate government agencies. Please see extended discussion of the status of Safe Borders in the six months ending analysis section.

Management  Services

                     For the three months ended June 30
               --------------------------------------------
                          2004                2003
               ------------  ------  ----------  ----------
Revenue        $  2,365,770  100.0%   2,344,517  100.0%
Cost of Revenue   2,338,308   98.8%   2,254,082   96.1%
               ------------  ------  ----------  ------

Gross Profit   $     27,462    1.2%  $   90,435    3.9%
               ============  ======  ==========  ======

Sales in the Management Services division increased approximately 1% for the three-month period ended June 30, 2004 compared to 2003. However, gross profit declined by approximately 69% due to increased expenses. The increases in revenue and expense are primarily due to scheduled increases in reimbursable labor cost under the Service Contract Act and collective bargaining agreement for Spectrum's largest subcontractor, Washington Group International. In addition, revenues and gross profit margins were adversely affected due to the way the Company's largest range management contract was originally bid in 1999, in that the fifth and final option year of the contract was bid at overall lower rates in order to be successful in the contract award process. This bid strategy is no longer employed by the company.

The Gila Bend contract represents 69% of the company's revenue and approximately 6.5% of the company's profit. The loss of this contract will have a significant impact on the company's revenue that may not be immediately be replaced. However, the impact of the loss of profits to the company will be minimal. The company has determined to pursue more Operations & Maintenance contracts that are of the Cost Plus Fixed Fee type in the future, versus a Firm Fixed Price contract such as the Gila Bend contract.

Engineering  and  Information  Technology  Services

                For the three months ended  June 30
               ------------------------------------
                 2004     2003
               --------  ------  ---------  -------
Revenue        $447,813  100.0%  $ 434,628  100.0%
Cost of Revenue 169,877   37.9%    210,656   48.5%
               --------  ------  ---------  ------

Gross Profit   $277,936   62.1%  $ 223,972   51.5%
               ========  ======  =========  ======

Sales  in  the Engineering and Information Technology Services segment increased
3.0 % for the three month period ended June 30, 2004 as compared to the same period in 2003.

Gross profit as a percent of sales was 62.1%, an increase of 24%. This increase in gross profit was due to reductions of excess management salary costs associated with the departure of Donald Garrison, Vice President, and the restructuring of workflow and software production in the division. Please see the six month ending M D & A section for greater discussion of Safe Borders and other marketing activities of the division.


Manufacturing  Segment

               For the three months ended June 30,
               ----------------------------------
                      2004              2003
               --------  ------  --------  ------
Revenue        $605,164  100.0%  $664,216  100.0%
Cost of Revenue 546,739   90.3%   546,399   82.3%
               --------  ------  --------  ------

Gross Profit   $ 58,425    9.7%  $117,817   17.7%
               ========  ======  ========  ======

Sales in the Manufacturing segment decreased 8.8 % for the three-month period ended June 30, 2004 as compared to the same period in 2003. The minor decrease in sales is a direct result of programmed pursuit and acquisition of more profitable engineering and prototype work. This focus effectively offset the sales decrease while using the excess production capacity to perform long-term developmental work, much of which is proprietary to Spectrum. During the same period several Air Force and Navy multi-year, high margin contracts were awarded to the company which will contribute to revenue in future periods.

Gross profit fell $59,392 for the three-month period ended June 30, 2004 as compared to the same period in 2003. The superior performance by the division in the second quarter of 2003 was based on specific repetitive contract work that the division expects to secure more of in the near future.

The division has made a business development shift from job-type work to more long term (multi-year) and advanced prototyping efforts. Our rapid response capabilities permit us to accept and complete engineering design and prototype manufacture of components required to complete on-going U.S. Air Force armament
systems  test  and  development  programs.   In  addition,  improvements  to
manufacturing processes and procedures were implemented which have enhanced and streamlined our production efforts. These improvements have produced cost efficiencies in overhead labor, purchasing, inventory management and overall manufactured deliverables which will be reflected in the results of future periods. Excess production capacity has been used to perform long-term developmental work, much of which is proprietary to Spectrum.


Operating  Expenses

                           June 30, 2004   June 30, 2003   Increase
                           --------------  --------------  ---------
Selling, general and
  administrative expenses  $   27,053,790  $      275,170    9,731%
                           ==============  ==============  =========

Selling, general and administrative expenses Selling, general and administrative ("SG&A") expenses increased 9,731% for the three-month period ended June 30, 2004, as compared to the same period in 2003.

During the quarter ended June 30, 2004, there was $25,965,620 recorded for stock-based consulting compensation. The impact caused an expense to the Company; however, the grant of the options also increased additional paid-in capital by $25,965,620. In addition, the Company recorded $101,348 of investor relations expenses and $531,108 of legal and professional fees during the second quarter of 2004. The significant increase in legal fees is associated with the company's legal consultations and actions taken to respond to the SEC informal inquiry.

These  types  of  expenses  were not present in the quarter ended June 30, 2003.

Other  Income  and  Expenses

Interest income and expense, net - Net interest expense was $38,207 and $80,313 for the three-month period ended June 30, 2004 and 2003, respectively. The reduction of $42,106 is due to the decrease of all principal balances due on debt with SouthTrust Bank and other vendors, except that debt associated with the real estate, and the significant interest income of $25,845 that was not present in the quarter ended June 30, 2003.

Other income and expense, net - Net other income was $46,659 and $38,646 for the three-month period ended June 30, 2004 and 2003, respectively. The increase of $8,013 is attributed primarily to an increase in rental income from L-3 Communications in 2004.


COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  2004  AND  JUNE  30,  2003

Consolidated  Overview:

                    For the six months ended June 30
               -----------------------------------------
                         2004                 2003
               -----------  ------  -----------  -------
Revenue        $ 7,015,325  100.0%  $ 6,716,390  100.0%
Cost of Revenue  6,329,305   90.2%    6,053,574   90.1
               -----------  ------  -----------  ------

Gross Profit   $   686,020    9.8%  $   662,816    9.9%
               ===========  ======  ===========  ======

Overall, sales for the six-months ended June 30, 2004 increased by 4.5% compared to the same period in 2003 due to increased marketing activity and the Management Services segment's growth of 7.9%. Gross profit as a percentage of sales remained fairly constant at 9.8 % for the 6 month period ended June 30, 2004. The increases in revenue are primarily due to scheduled increases in reimbursable labor cost under the Service Contract Act in the management services division.

Management  Services

                    For the six months ended June 30,
               ------------------------------------------
                          2004                  2003
               ------------  ------  ------------  ------
Revenue        $  5,006,801  100.0%     4,637,617  100.0%
Cost of Revenue   4,961,793   99.1%     4,465,229   96.3%
               ------------  ------  ------------  ------

Gross Profit   $     45,008    0.9%  $    172,388    3.7%
               ============  ======  ============  ======

Sales in the Management Services segment increased approximately 7.9% while expenses increased 11.1% for the six-month period ended June 30, 2004 compared to 2003. In addition, the establishment of the collective bargaining agreement for the fire department which is run by Spectrum's largest subcontractor, Washington Group International, has increased costs for the period.

Engineering  and  Information  Technology  Services

                For the six months ended  June 30,
               -----------------------------------
                      2004               2003
               --------  ------  ---------  ------
Revenue        $767,903  100.0%  $ 763,981  100.0%
Cost of Revenue 338,175   44.0%    448,801   58.7%
               --------  ------  ---------  ------

Gross Margin   $429,728   56.0%  $ 315,180   41.3%
               ========  ======  =========  ======

Sales in the Engineering and Information Technology Services segment remained constant for the period ended June 30, 2004 as compared to the same period in 2003.

Second quarter revenues accelerated and made up the deficit recorded in first quarter revenues, which resulted in the flattening of the revenues year to date. Second quarter revenue increases were attributable to a ramp up in production and delivery of software enhancements and modifications as demand for these products continues to increase. Divisional revenues are projected to increase even more over the next quarter as Government "fall out" funding is identified to fund "unfunded" requirements generated at the Safe Range Users Conference held in May and as software license sales are realized

Gross profit as a percent of sales was 56%, an increase of more than 36% as compared to the same period in 2003. This increase in gross profit is attributable to the elimination of excess management salary costs associated with the departure of Donald Garrison, Vice President, and the restructuring of workflow and software production in the division. The segment also continues to enjoy high profit margin potential of firm-fixed priced contracts used to procure required software products. In addition, costs of revenues produced continues to decline as consultant staff are converted to company employees and strict financial management processes are put in place.

Marketing  and  Status  of  Safe  Borders
-----------------------------------------

As of the end of second quarter, 2004, we have developed a core capability in three (3) of the five (5) basic modules for our Safe Borders product, as designed. The three modules with core capabilities are the: 1) Detection Analyses module, 2) Sensor Planning module, and 3) Airborne Mission Planning module. The core capabilities in the three developed modules are robust and functionally effective in their current state. The functionality, as built today, could be used by a mission planner to perform detection analysis, sensor planning or airborne mission planning.

To date, Safe Borders represents approximately 10,000 Lines of Code (LOC). It is designed and developed as an object oriented (OO) application and is written in Delphi's development environment. By comparison Safe Range represents 70,000 LOC (structured), but this must be qualified by the fact that Safe Range is not an OO application. By being written as an OO application, much efficiency is realized in the OO LOC metric. Object oriented applications (OO) provide numerous other benefits.

Safe Borders is being designed as a component-based application framework. This will allow custom applications to be built quickly, providing a rapid response to new user requirement and/or changing user requirements.

At the beginning of the program in 2003, Safe Borders had limited functionality (or proof-of-concept) prototypes. These prototypes were used to elicit market reaction and market requirements. Today, we have a fairly robust demonstration product, as well as supporting collateral, web site and customer lead lists.

Promising third quarter activities include delivering a Safe Borders presentation/demonstration at a joint meeting of the Customs and Border Protection (CBP), Applied Technology Division and the Immigrations and Customs Enforcement, Office of Air and Marine Interdiction, C2ISR (Command, Control Intelligence Surveillance Reconnaissance) section at the invitation of the Acting Assistant Commissioner, CBP. In addition, Spectrum will be attending an Industry Days function (by specific invitation) conducted by the U.S. Coast Guard (USCG), Deepwater Program, August 31 - September 2, 2004. The Deepwater Program is the USCG's multi-billion dollar program to replace all ships and aircraft (to include Unmanned Aerial Vehicles - UAVs) over the next 10 years.

Manufacturing  Segment

                  For the six months ended June 30,
               --------------------------------------
                        2004                2003
               ----------  ------  ----------  ------
Revenue        $1,240,621  100.0%  $1,314,792  100.0
Cost of Revenue 1,029,337   81.9%   1,139,544   86.7%
               ----------  ------  ----------  ------

Gross Profit   $  211,284   18.1%  $  175,248   13.3%
               ==========  ======  ==========  ======

Sales in the Manufacturing segment decreased 5.6% for the six-month period ended June 30, 2004 as compared to the same period in 2003. We are currently producing several First Articles items, such as specialized containers and aircraft maintenance stands. We have also been qualified on numerous First
Article Acceptance Tests. A First Article item is similar to a prototype developed under an awarded contract and must be approved by the customer prior to full production. An Acceptance Test is a verification of our manufacturing and quality control procedures to ensure that the product being delivered meets all customer requirements and specifications. Once full production begins on these items; notably the Advanced Medium Range Air-to-Air Missile (AMRAAM) container and the AMRAAM component containers, among others, sales are expected to increase.

Gross profits improved significantly by 20.5% during this same six-month reporting period based primarily on a conscious business decision to continuously improve every facet of our manufacturing processes. While subtly shifting to the pursuit of more profitable longer-term contracts, other improvements were implemented; such as "In-Time Manufacturing", and processes were revised to further enhance the quality, efficiency, and cost-effectiveness of our operations. All manufacturing personnel completed a 16-hour course of instruction on Lean Manufacturing and Quality Principles during June, funded by the State of Florida. Spectrum continues to apply judicious cost reduction and sound fiscal management practices necessary to reduce overall expense while ensuring delivery and quality standards are maintained

The shift in marketing emphasis to the acquisition of substantially more profitable prototype manufacturing efforts requires a great deal of recurring engineering and rapid manufacturing support. Coupled with the pursuit of prototype and developmental work, business development personnel are concentrating on long-term, multi-year type contract vehicles, which will provide a smoother workflow while at the same time providing opportunities to accept variable quick-reaction/rapid response workload.

In June, the manufacturing division expanded into a new facility at 97 Hill Avenue adjacent to the corporate headquarters at 91 Hill Avenue. This move increases our entire manufacturing space by 33,000 square feet. It adds a new capability for a full metal treatment line and doubles our painting capacity.

                           June 30, 2004   June 30, 2003   Increase
                           --------------  --------------  ---------
Selling, general and
  administrative expenses  $   41,005,374  $      439,640     9,227%
                           ==============  ==============  =========

Selling, general and administrative expenses - Selling, general and administrative ("SG&A") expenses increased 9,227% for the six-month period ended June 30, 2004, as compared to the same period in 2003.

During the quarter ended June 30, 2004, there was $25,965,620 recorded for stock-based consulting compensation. In the quarter ended March 31, 2004, the company previously recorded $11,418,038 for stock-based consulting compensation. The impact caused an expense to the Company; however, the grant of the options year-to-date also increased additional paid-in capital by $37,161,563. In addition, the Company recorded $2,266,545 of investor relations expenses as of June 30, 2004. These expenses were not present in the same quarter ended 2003.

The Company had increased legal costs of $420,840, accounting fees of $104,131 and director's fees and expenses of $45,445 year to date. All of these costs are associated with the public filings with the Securities and Exchange Commission, the costs of management of a public company and the response to the SEC informal inquiry.

These  types  of  expenses  were not present in the quarter ended June 30, 2003.

Other  Income  and  Expenses

Interest income and expense, net - Net interest expense was $101,693 and $149,145 for the six-month period ended June 30, 2004 and 2003, respectively. The reduction of $47,452, or a reduction of 31.8%, is due to the decrease of all principal balances eliminated except the debt on the real estate, as well as the increased interest income earned on the funds held in near-term investments. Other income and expense, net - Net other income was $97,194 and $71,538 for the six-month period ended June 30, 2004 and 2003, respectively. The increase of other income in the amount of $25,656 is attributed primarily to the decrease of monthly expenses associated with corporate consultants for 2004 as compared to the same period in 2003.

Capital  and  liquidity

During the six months ending June 30, 2004 cash and equivalents increased $5,352,483, as compared to December 31, 2003. At June 30, 2004, cash and equivalents totaled $6,049,442, as compared with $264,832 at June 30, 2003. As of June 30, 2004, the Company had $22,543,386 in certificates of deposit and short-term government-backed securities as a result investing funds received from the exercise of stock options by Robert Genovese.

At June 30, 2004, working capital was $28,727,967, as compared to negative working capital of <$1,182,912> at December 31, 2003.

At June 30, 2004, the current ratio was 9.52, as compared to a ratio of 0.68 at December 31, 2003.

ITEM  3.     CONTROLS  AND  PROCEDURES

Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures in place as of June 30, 2004. Based on this evaluation, our principal executive and financial officers concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in our reports filed with the Securities and Exchange Commission is accurate and complete and has been recorded, processed, summarized and reported in a timely manner. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by our Board of Directors to be performed by Tedder, James, Worden & Associates, P.A. our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved the engagement of Tedder, James, Worden & Associates, P.A. to perform any non-audit services in 2004.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

Harassment  Suit
----------------

In December 2002, three Spectrum Sciences and Software, Inc. employees each filed complaints for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court, District of Arizona. The case numbers for these complaints are: CIV '02 2621PHX MHM; CIV '02 2619 PHX DKD; and CIV '02 2620 PHX FJM. In January 2003, Spectrum filed answers to all three complaints, denying all allegations of wrongdoing. All three plaintiffs are claiming "undue stress and anxiety" from Spectrum's actions. There are no damage amounts specified in any of the actions. The plaintiffs are requesting the following: Compensatory damages, plus special incidental damages in such a sum as may be proven at trial; punitive damages in such a sum as may be proven at trial; for cost for the suit; for attorney's fees; and for other such relief as the Court deems just and proper. The Company intends to vigorously defend its position. The cases have progressed through the establishment of a case management plan with the courts and a consolidation of all the cases into a single action. Plaintiff and Defendant Depositions were taken and additional discovery is continuing. It is anticipated that the final pretrial conference will be scheduled during the first two weeks of September 2004. The Company currently does not know what the outcome of this litigation will be.


Section  16  (b)  Claim
-----------------------

On July 16, 2004, a complaint was filed in the United States District Court, Southern District of Florida by Todd Augenbaum [Plaintiff] against Robert Genovese, Endeavor Capital Group, LLC, BG Capital Group, Ltd, and Spectrum Sciences and Software Holdings Corp. The suit alleges that Mr. Genovese and his affiliated companies beneficially owned more than 10% of the outstanding common stock of Spectrum and that Mr. Genovese acted as an officer and director of the Company. Based on these assertions, the suit claims that Mr. Genovese was a statutory insider of Spectrum, and as such, is presumed to have had access to material non-public information concerning the Company's operations and future business prospects, and is therefore subject to the provisions of Section 16(b) of the Exchange Act. The action was brought by the Plaintiff in order to obtain a recovery for the Company of short-swing profits alleged to have been unlawfully obtained by Mr. Genovese through the purchase and sale of Company securities. The Company is a nominal defendant in the action and has no liability for the claims asserted therein against the other defendants. The Company is investigating and analyzing the allegations and issues raised by the action. The Company's answer or other pleading responsive to the complaint is currently due August 26, 2004. The Company cannot currently make any prediction of what the outcome of the litigation will be.

Inland  Fabricators
-------------------

On March 31, 2004, Spectrum Sciences & Software Holdings Corp. (the "Company") offered a Letter of Intent (LOI) to acquire all of the issued and outstanding membership interests (the "Members") of Inland Fabricators, LLC, a Limited Liability Company organized under the laws of Louisiana ("IFAB"), or its nominees or assignees, or acquire IFAB by merger with a subsidiary of Acquiror. The LOI was not binding, and the transaction would be subject to the execution of a definitive acquisition agreement by both parties. The Letter of Intent expired on June 30, 2004. The Spectrum Board of Directors and company management are considering this and the restructuring of a new offer.

Under the March 31 LOI, if the acquisition went forward, the Company would issue shares of its common stock to the Members in consideration for their interests in IFAB. As the transaction was proposed in the LOI, the Company would place 4,000,000 shares of common stock in escrow and the shares would be released from escrow in amounts and from time to time as based on an agreed formula. The Board of Directors is reconsidering the structure of this offer.

On May 6, 2004, the Company provided guarantees in the amount of $500,000 to secure an Irrevocable Letter of Credit ("LOC") in favor of a major international construction firm. The LOC provided the necessary performance guarantee for IFAB under a previously negotiated Purchase Order with that major international construction firm.

On May 6, 2004, a Creditors Group consisting of Modern Valve, Inc., Thomas Pipe & Steel, LLC, Radnor Alloys, Inc., Portable Machine Works, Inc., Analytic Stress Relieving, Inc. and Custom Blast Services, Inc. filed suit no. 519924 in the 19th Judicial District court, Parish of East Baton Rouge, State of Louisiana against various individuals and Members of IFAB. Spectrum Sciences & Software Holdings Corporation was not named as a party to the suit, however, mention was made of Spectrum's LOI for the proposed purchase of Inland Fabricators. LLC. The suit alleges amongst other issues that IFAB as successor to Thomas Inland Marine LLC, Pipeworks, Inc., Pipeworks Reserve, Inc., and Pipeworks Venezuela owes certain sums to the Creditor Group based on debt incurred by Thomas Inland Marine and Pipeworks et al. Due diligence is continuing on the potential acquisition and the potential outcome of the Creditors suit and its impact on the potential transaction is undetermined at this time


Contract  for  Operations  and  Maintenance of the Gila Bend Air Force Auxiliary
--------------------------------------------------------------------------------
Field  (AFAF)  and  the  Barry  M.  Goldwater  Range  (BMGR)
------------------------------------------------------------

The Company is the current contractor providing services to the Air Force at Gila Bend AFAF and the BMGR (Barry m. Goldwater Bombing Range). The contract runs through September 30, 2004. The Government solicited for a new contract under Solicitation F02604-03-R0041. As the incumbent contractor, Spectrum submitted a bid for continued services for the five year period starting October 1, 2004. On July 21, 2004, Spectrum was notified via certified mail that the contract had been awarded to another firm. On July 26, 2004, Spectrum filed a protest with the General Counsel, Government Accountability Office (GAO) asserting that the source selection was materially flawed and that Spectrum's proposal was not properly evaluated in accordance with the criteria set forth in the solicitation. On August 10, 2004, Spectrum was notified that the GAO had dismissed the protest and Spectrum management has determined not to request reconsideration by the GAO at this time. Spectrum's contract at Gila Bend and the BMGR will end on September 30, 2004. The company does not foresee any significant costs associated with closing out this contract.

ITEM  2.     CHANGES  IN  SECURITIES

Robert Genovese was awarded options to purchase 9,000,000 shares of Spectrum stock on March 11, 2004. As of March 31, 2004, Mr. Genovese filed Notices of Exercise for 2,800,000 options. Those shares had an exercise price of $1.65. The first exercise was on March 12, 2004 for 900,000 shares. The company elected to convert debt in lieu of cash for approximately $1,485,000. This first exercise completely eliminated all past non-investor relations debt to Mr. Genovese. The second Notice of Exercise was on March 15, 2004 for 900,000 shares. The company received $1,485,000 in cash from Mr. Genovese for those shares. On March 19, 2004, Mr. Genovese presented the company with a Notice of Exercise for 1,000,000 shares. This third exercise of shares was paid for by a second debt conversion of $1,650,000 by Mr. Genovese for his company Endeavor Capital. This $1,650,000 in debt to Endeavor Capital Corp. is debt directly related to all invoices presented to Spectrum by Endeavor Capital Corp. for its work performed in the area of investor relations and publicity.

On April 16, 2004, the Company and Mr. Genovese amended and restated the March 11, 2004, consulting agreement. The amended agreement extended the term of the contract to April 19, 2006, and contains an exclusivity provision. As part of that agreement, the stockholder was issued options to acquire an additional 9,000,000 shares of common stock at a per share exercise price equal to the lesser of $1.95 or 60% of the closing price on the day preceding notice to exercise. In addition, the stockholder was issued options to acquire 5,000,000 shares of common stock at an exercise price equal to the lesser of a $1.65 or the fair market value at the time of exercise as a result of his role in the Inland Fabricators LLC (IFAB) transaction which is further described in Part II,
Item 1 of this filing. In accordance with FASB Statement No. 123, the Company recorded consulting expense of $25,840,262 in the second quarter of 2004, based on the fair value of the stock options at the date of grant using the Black-Scholes pricing model. The total options granted to the stockholder during the six months ended June 30, 2004, were 23,000,000.

The stockholder exercised 21,178,300 options during the first six months of 2004 with an aggregate exercise price of $37,097,685. The Company received $31,047,685 of cash from the stockholder and converted outstanding debt of $3,529,873 owed to the stockholder and related companies in lieu of cash for exercise of these options. The Company owed the stockholder $792,030 at December 31, 2003. The stockholder had advanced the Company $672,551 during the first four months of 2004 to pay operating expenses, and the Company had accrued interest of $7,792 on two interest-bearing notes in the first quarter of 2004. In addition, the stockholder paid for certain investor relations expenses totaling $2,065,000 during the first quarter of 2004 on behalf of the Company. During the second quarter of 2004 the Company reversed $7,500 of those expenses bringing the total investor relations expense paid by the stockholder on behalf of the Company to $2,057,500. As a result of these transactions the Company is owed $2,520,126 by the stockholder at June 30, 2004. This amount has been presented as a component of additional paid in capital since it is considered a stock subscription receivable at June 30, 2004.

ITEM  3.     DEFAULTS  IN  SENIOR  SECURITIES

Not  applicable.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.

ITEM  5.     OTHER  INFORMATION

On April 28, 2004, Spectrum Sciences & Software Holdings Corp. was informed by the Securities and Exchange Commission (SEC), Division of Enforcement that they were conducting an informal inquiry into the Company. In conjunction with that inquiry, the SEC has requested the Company to voluntarily provide the SEC with the documents and information they requested. More specifically, the SEC has requested, among other things:
- All documents concerning Robert Genovese ("Genovese"), Endeavor Capital Group Ltd., and B.G. Capital Group Ltd.;
- All documents concerning any purchase or sales of the Company's stock by Genovese, Endeavor, B.G. Capital, or any Company officer, director or manager, or any related party;
- All documents concerning stock options in the Company held by Genovese, Endeavor, B.G Capital, or any other related persons or parties;
- All documents concerning press releases or public announcements issued by the Company;
- All documents concerning statements made by the Company to securities analysts or in the media;
- All documents concerning any promotional materials concerning the Company's stock;
-    All  documents  concerning  the  resignation  of  Donal  Myrick.

On  May  17,  2004,  the  SEC  broadened its request for information to include:
- All information relating to the Company's decision to list on any foreign exchange;
- All documents relating to the listing of the Company's stock on any foreign exchange;
- Any information relating to any transfers of stock that the Company may be aware that were directed overseas.

Subsequent to the notification of the initial inquiry, the Board of Directors elected to suspend the current consulting agreement between the Company and Robert Genovese pending the outcome of the SEC inquiry. The Company is fully cooperating with the SEC inquiry.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits:  None
b)     Reports  on  Form  8-K:  None

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of May 2004.


                                      SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

     Date:  August  16,  2004


                                           /s/ William H. Ham
                                      By:  -------------------------------------
                                           William H. Ham,
                                           Chief Executive Officer and President


The undersigned, the Chief Financial Officer of the Registrant, certifies that this report complies with all of the requirements of section 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

     Date:  August  16,  2004

                                           /s/ Nancy  C.  Gontarek
                                           -------------------------------------
                                           Nancy  C.  Gontarek,
                                           Chief  Financial  Officer