Form 10QSB
period 2004-09-30
SPECTRUM SCIENCES & SOFTWARE HOLDINGS INC
filed 2004-11-15
CIK 1229195

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2004

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number  000-50373

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

---------------------------------------

(Exact name of small business issuer

as specified in its charter)

DELAWARE	80-0025175
----------------------	-------------------------
(State or other jurisdiction	(IRS Employer
Of incorporation or organization)	Indentification No.)

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

Yes [X]    No [ ]

As of November 12, 2004 there were 38,969,300 shares of the registrant's common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [X]

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

4

Consolidated Balance Sheet as of September 30, 2004 (unaudited)

4

Consolidated Statements of Operations for the three months ended

September 30, 2004 and 2003 (unaudited)

5

Consolidated Statements of Operations for the nine months ended

September 30, 2004 and 2003 (unaudited)

6

Consolidated Statements of Changes in Stockholders Equity for the nine months ended

September 30, 2004 and 2003 (unaudited)

7

Consolidated Statements of Cash Flows for the nine months ended

September 30, 2004 and 2003 (unaudited)

8

Notes to Consolidated Financial Statements (unaudited)

9

Item 2.  Management's Discussion and Analysis or Plan of Operations

17

Item 3.  Controls and Procedures

23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

25

Item 2.  Changes in Securities

26

Item 3.  Defaults Upon Senior Securities

26

Item 4.  Submission of Matters to a Vote of Security Holders

27

Item 5.  Other Information

27

Item 6.  Exhibits and Reports on Form 8-K

27

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operations."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Consolidated Balance Sheet

As of September 30, 2004 (Unaudited)

ASSETS

Current assets:
Cash and equivalents	$5,272,402
Short-term investments	21,919,129
Receivables	2,746,589
Inventories	417,097
Prepaid expenses	608,156
Total current assets	30,963,373

Property and equipment, net	2,094,565
Deferred tax asset	40,034
Other assets and deposits	39,915

TOTAL ASSETS	$33,137,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$808,927
Accrued expenses	409,035
Current portion of long-term debt	1,690,646
Total current liabilities	2,908,608

Total liabilities	2,908,608

Stockholders' equity:
Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, none issued	-
Common stock, $0.0001 par value; 80,000,000 shares authorized,
40,069,300 issued and outstanding, respectively	4,007
Additional paid-in capital	72,104,521
Accumulated comprehensive income	43,216
Accumulated deficit	(41,922,465)

Total stockholders' equity	30,229,279

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,137,887

See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Consolidated Statement of Operations

For the three months ended September 30, 2004

 (Unaudited)

	2004	2003

Revenues	$3,008,950	$3,287,609

Cost of revenues	2,843,446	2,729,784

Gross profit	165,504	557,825

Operating expenses	970,200	369,035

Income (loss) from operations	(804,696)	188,790

Other income and expense
Interest income	100,566	25
Building rent	49,561	45,351
Other income	(4,155)	1,078
Interest expense	(33,979)	(61,665)
Other expenses	2,870	(2,749)

Total other income (expense)	114,863	(17,960)

Income (loss) before provision for income taxes	(689,833)	170,830

Provision for income taxes	-	7,130

Net income (loss)	(689,832)	163,700

Unrealized gain on available for sale securities	29,435	-

Total comprehensive income (loss)	$(660,397)	$163,700

Weighted average common shares outstanding
Basic and diluted	40,069,300	18,844,000

Earnings (loss) per share:
Basic and diluted	$(0.02)	$0.01

See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Consolidated Statement of Operations

For the nine months ended September 30, 2004

 (Unaudited)

	2004	2003

Revenues earned	$10,024,275	$10,003,999

Cost of revenues	9,172,751	8,783,358

Gross profit	851,524	1,220,641

Operating expenses	41,975,574	949,649

Income (loss) from operations	(41,124,050)	270,992

Other income and expense:
Interest income	126,776	274
Building rent	148,682	136,053
Other income	(2,170)	(9,250)
Interest expense	(161,882)	(211,059)
Other expenses	(1,043)	(11,585)

Total other income (expense)	110,363	(95,567)

Net income (loss) before provision for income taxes	(41,013,687)	175,425

Income tax benefit (expense)	61,330	(42,710)

Net income (loss)	(40,952,357)	132,715

Unrealized gain on available for sale securities	43,216	-

Total comprehensive income (loss)	$(40,909,141)	$132,715

Weighted average common shares outstanding	31,739,682	18,844,000

Basic and diluted earnings (loss) per share	$(1.29)	$0.01

See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2004

(Unaudited)

				Accumulated
				Comprehensive
	Common Stock			Income	Accumulated
	Shares	Amount	APIC	(Loss)	Deficit	Total
Balances at January 1, 2004	18,851,000	1,885	79,426		(970,108)	(888,797)

Stock options issued
for consulting services			37,258,300			37,258,300

Exercise of stock options	21,178,300	2,118	37,095,567			37,097,685

Stock subscription receivable			(2,520,126)			(2,520,126)

Stock options issued under employee
stock option plan to a
consultant			125,358			125,358

Exercise of stock options	40,000	4	65,996			66,000

Unrealized gain on investments				43,216		43,216

Net loss					(40,952,357)	(40,952,357)

Balances at September 30, 2004	40,069,300	4,007	72,104,521	43,216	(41,922,465)	30,229,279

See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$(40,952,357)	$132,715
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Issuance of common stock options to related party
for consulting services	37,258,300	-
Issuance of common stock options	125,358	-
Investor relations expenses paid by a related party	2,057,500	-
Gain on disposal of assets	-	(18,000)
Impairment of goodwill	-	145,974
Depreciation	113,863	108,882
Amortization of bond premium	33,984	-
Realized loss on sale of bonds	5,610	-
Deferred income taxes	(28,594)	(49,115)
(Increase) decrease in:
Receivables	(1,018,705)	261,118
Inventories	(294,705)	33,485
Prepaid expenses	(589,433)	(65,536)
Cash surrender value of life insurance	38,665	-
Other assets	(25,668)	1,000
Increase (decrease) in:
Accounts payable	(461,932)	(550,723)
Accrued expenses	(142,253)	6,450
Contract deposits	(50,000)	(36,267)
Corporate taxes payable	-	91,825
Deferred revenues	(36,966)	-
Net cash flows provided by (used in) operating activities	(3,967,333)	61,808

Cash flows from investing activities:
Net purchases of available for sale investments	(22,915,507)	-
Proceeds from sale of assets	-	18,000
Redemptions of available for sale investments	1,000,000	-
Purchase of property and equipment	(204,574)	(62,855)
Net cash used in investing activities	(22,120,081)	(44,855)

Cash flows from financing activities:
Principal payments on long-term debt and lines of credit	(765,653)	(549,108)
Repayment of short term debt	(307,726)	-
Advances from related parties	672,551	171,735
Repayments on advances from related parties	(50,000)	(70,585)
Proceeds from the exercise of stock options	31,113,685	-
Net cash provided by (used in) financing activities	30,662,857	(447,958)

Net increase (decrease) in cash and equivalents	4,575,443	(431,005)

Cash and equivalents at the beginning of the period	696,959	642,787

Cash and equivalents at the end of period	$5,272,402	$211,782

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$162,086	$211,059

Supplemental schedule of non-cash financing and investing activities:
Reduction in due to related party in lieu of cash payment
for exercise of stock options.	$3,529,874	$-

Unrealized gain on available for sale securities	$43,216	$-

See accompanying notes to the consolidated financial statements.

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

On April 2, 2003, Silva Bay International, Inc. acquired Spectrum Sciences & Software, Inc., a Florida corporation, in exchange for the issuance of 2,500,000 shares of common stock (taking into account the forward two for one stock split of April 9, 2003) (see Note 3).  Spectrum Sciences & Software, Inc. is now the wholly owned subsidiary of Silva Bay International, Inc. (now collectively referred to as the “Company”).

On April 8, 2003, Silva Bay International, Inc. changed its name to Spectrum Sciences & Software Holdings Corp.  On April 9, 2003, the Company effectuated a two for one forward split of its common stock.  On November 4, 2003, the Company’s registration statement as a reporting company under the Exchange Act became effective.

The Company’s contracts are primarily fixed price contracts with the United States Department of Defense (DOD).  During the three months and nine months ended September 30, 2004, 99% of the company’s revenues were derived from such contracts.

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

The Company currently has a net operating loss carryforward of approximately $41,226,000, which would equate to a deferred tax asset of approximately $16,284,300 at September 30, 2004.  The Company has not recorded that federal tax benefit in the accompanying financial statements, as management does not have sufficient information to estimate when or to the extent to which the Company will realize the tax benefit.

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

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

(D) Financial Instruments

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months to two years from the purchase date.  Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.  All cash and short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in Other Comprehensive Income.

Investments consist of debt instruments.  Debt securities are classified as available for sale and are recorded at market using the specific identification method.  Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in Other Comprehensive Income.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment.  The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions.  Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

2.

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.  These interim consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements.

3.

ACQUISITION OF SPECTRUM SCIENCES & SOFTWARE, INC.:

On April 3, 2003, Spectrum Sciences & Software Holdings Corp. (formerly Silva Bay International, Inc.) entered into an amended and restated agreement and plan of merger with Spectrum Sciences & Software, Inc., pursuant to which Spectrum Sciences & Software, Inc. became Spectrum Sciences & Software Holdings Corp.’s wholly owned subsidiary.  As part of this agreement, 2,500,000 shares of the Company’s common stock were issued to Donal Myrick, the sole stockholder of Spectrum Sciences & Software, Inc.

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

3.

ACQUISITION OF SPECTRUM SCIENCES & SOFTWARE, INC., CONTINUED

The financial statements of the Company prior to April 3, 2003 are those of Spectrum Sciences & Software, Inc.  The results of operation of the acquired business have been included in the accompanying consolidated financial statements from the date of acquisition.

4.

CASH AND SHORT TERM INVESTMENTS:

Cash and equivalents and short-term investments consist of the following at September 30, 2004:

	Cost Basis	Unrealized Gains	Realized Losses	Recorded Basis
September 30, 2004

Cash and equivalents:
Cash	$568,117	$–	$–	$568,117
Money market funds	4,704,285	–	–	4,704,285
Cash and equivalents	$5,272,402	–	–	$5,272,402

Short-term investments:
Certificates of deposit	877,406	–	–	877,406
U.S. government and agency securities	20,927,654	43,216	(5,610)	20,965,260
Bond premium, net of amortization	76,463	–	–	76,463
Total, short-term investments	$21,881,523	$43,216	$(5,610)	$21,919,129

5.

RECEIVABLES:

Receivables, which are primarily comprised of amounts due to the Company for work performed on contracts directly related to the U.S. Department of Defense and through U.S. Department of Defense contractors, consisted of the following at September 30, 2004:

Contracts – billed	$1,933,728
Contracts – unbilled	810,713
Other receivables	2,148
$2,746,589

6.

INVENTORIES:

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out method.  The major components of inventories at September 30, 2004 are summarized as follows:

Raw materials, net of reserve	$163,607
Work in process	253,490
Total inventories	$417,097

7.

PROPERTY AND EQUIPMENT:

Property and equipment at September 30, 2004, is summarized as follows:

Land	$175,000
Buildings and improvements	1,633,522
Furniture and fixtures	32,134
Equipment	1,081,952
Vehicles	55,390
Investment property	220,900
3,198,898
Less accumulated depreciation	(1,104,333)
Property and equipment, net	$2,094,565

8.

ACCRUED EXPENSES:

The major components of accrued expenses at September 30, 2004, are summarized as follows:

Accrued salaries and related benefits	$285,232
Payroll related taxes	24,766
Accrued vacation and sick	59,097
Accrued interest payable	15,443
Accrued property taxes	24,497
Total accrued expenses	$409,035

9.

LONG TERM DEBT:

Long-term debt at September 30, 2004, consists of the following:

Note payable to a bank, due in monthly installments of $14,870, including interest at 8.50%. Final balloon payment of $1,476,298 due April 1, 2005, collateralized by real estate and a personal guarantee of the former Company President. See note 13.	$1,502,708

Note payable to a bank, due in monthly installments of $1,588, including interest at 8.75%. Final Balloon payment due April 1, 2005, collateralized by a condominium and a personal guarantee of the former Company President.	187,938
1,690,646
Less current portion	(1,690,646)
Total long-term debt	$-

10.

RELATED PARTY TRANSACTIONS:

Transactions related to BG Capital Group Limited, Endeavor Group, LLC and Related Stockholder

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

On March 11, 2004, the Company entered into a new consulting agreement with the stockholder. The term of the agreement was for a one year period, and the stockholder was tasked with bringing to the Company’s attention potential or actual opportunities which meet its business objectives or logical extensions thereof, alert the Company to new or emerging high potential forms of production and distribution, comment on corporate development, identify respective suitable merger or acquisition candidates and related due diligence and other such planning and development services as requested by the Company.

On March 11, 2004, as a result of execution of the new consulting agreement, the stockholder received options to purchase 9,000,000 shares of the Company’s common stock at a per share exercise price of equal to the lesser of $1.65 or the fair market value at the time of exercise.  In accordance with FASB Statement No. 123, Accounting for Stock-based Compensation, the Company recorded consulting expense of $11,418,038 in the first quarter of 2004, based on the fair value of the stock options at the date of grant using the Black-Scholes pricing model.

On April 16, 2004, the Company and a stockholder amended and restated the March 11, 2004, consulting agreement.  The amended agreement extended the term of the contract to April 19, 2006, and contained an exclusivity provision.  As part of that agreement, the stockholder was issued options to acquire an additional 9,000,000 shares of common stock at a per share exercise price equal to the lesser of $1.95 or 60% of the closing price on the day preceding notice of exercise.  In addition, the stockholder was issued options to acquire 5,000,000 shares of common stock at an exercise price of $1.65 as a result of his role in the now abandoned Inland Fabricators LLC (IFAB) transaction.  In accordance with FASB Statement No. 123, the Company recorded consulting expense of $25,840,262 in the second quarter of 2004, based on the fair value of the stock options at the date of grant using the Black-Scholes pricing model.  The total options granted to the stockholder during the nine months ended September 30, 2004, were 23,000,000.  The Company has since entered into a new consulting agreement with this stockholder.  See note 14a, Subsequent Events.

The stockholder exercised 21,178,300 options during the first six months of 2004 with an aggregate exercise price of $37,097,685.  The Company received $31,047,685 of cash from the stockholder and converted outstanding debt of $3,529,873 owed to the stockholder and related companies in lieu of cash for exercise of these options.  The Company owed the stockholder $792,030 at December 31, 2003.  The stockholder had advanced the Company $672,551 during the first four months of 2004 to pay operating expenses, and the Company had accrued interest of $7,792 on two interest-bearing notes in the first quarter of 2004.  In addition, the stockholder paid for certain investor relations expenses totaling $2,065,000 during the first quarter of 2004 on behalf of the Company.  During the second quarter of 2004 the Company reversed $7,500 of those expenses bringing the total investor relations expense paid by the stockholder on behalf of the Company to $2,057,500.  As a result of these transactions the Company is owed $2,520,126 by the stockholder at September 30, 2004 which amount has been netted against stockholder equity.

These transactions are summarized in the following table:

Amount owed to stockholder & related entities at December 31, 2003	$792,030

Advances by stockholder during January through April, 2004, to pay operating expenses	672,552

Interest accrued on outstanding notes payable	7,792

Investor relations expenses paid by stockholder	2,057,500

Stock exercise - executed for debt on March 12, 2004	(1,485,000)

Stock exercise - executed for debt on March 19, 2004	(1,650,000)

Stock exercise - executed April 15, 2004, for which no payment was received	(1,815,000)

Stock exercise - partially executed for debt on April 16, 2004	(1,100,000)
Total stock subscription (receivable)	$(2,520,126)

On April 28, 2004, the Company was informed the SEC was conducting an informal inquiry into the Company as further described in Part II, Item 5 of this filing.  As a result of this inquiry, on May 4, 2004, the Company suspended the consulting agreement with this stockholder. The Company has since entered a new consulting agreement with this stockholder.  See note 14a, Subsequent Events.

Transactions related to the spouse of the President of the Company.

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

On April 20, 2004, the Company awarded 602,500 stock options to certain employees, officers and directors for services rendered.  The Company applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," to these stock options.  As such no compensation expense related to employee stock options at the date of grant is reflected in net income.

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

12.

SEGMENT INFORMATION:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.  Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs.  The Company has three operating segments – management services, manufacturing, and engineering and information technology.  Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance.  Manufacturing operations include the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment.  The Company’s engineering and information technology segment consists of the sale of computer software developed to assist in hazard management and weapons impact analysis.  The following is a summary of certain financial information related to the three segments during the three and nine months ended September 30, 2004, and 2003:

	Three months September 30
	2004	2003
Total revenues by segment
Management Services	$1,864,248	$2,304,068
Engineering and Information Technology	453,605	599,711
Manufacturing	691,097	383,404
Total Revenues	$3,008,950	$3,287,183
Operating profit (loss) by segment
Management Services	14,783	239,041
Engineering and Information Technology	244,164	325,325
Manufacturing	(93,443)	(6,967)
Operating Expenses	(970,200)	(369,035)
Interest income (expense) net	66,587	(61,640)
Other income (expense), net	48,275	43,680
Net income (loss) before provision for income taxes	(689,834)	$170,404

	Nine months September 30
	2004	2003
Total revenues by segment
Management Services	$6,871,049	$6,941,884
Engineering and Information Technology	1,221,508	1,363,711
Manufacturing	1,931,718	1,698,404
Total Revenues	$10,024,275	$10,003,999
Operating profit (loss) by segment
Management Services	59,791	412,283
Engineering and Information Technology	673,892	640,325
Manufacturing	117,841	168,033
Operating Expenses	(41,975,574)	(949,649)
Interest income (expense) net	(35,107)	(210,785)
Other income (expense), net	145,470	115,218
Net income (loss) before provision for income taxes	(41,013,687)	$175,425

During the nine months ended September 30, 2004 and 2003, all of the Company’s revenue was generated in the United States of America (USA).  As of September 30, 2004, all of the Company’s long-lived assets are located in the USA.

13.

COMMITMENTS AND CONTINGENCIES:

On March 31, 2004, the Company signed a letter of intent to acquire all of the issued and outstanding membership interests of Inland Fabricators, LLC (IFAB).  The letter of intent was not binding and the transaction was subject to the execution of a definitive acquisition agreement by both parties.  The letter of intent expired on September 30, 2004, and the Company has since notified IFAB that the Company has no further intention of pursuing the proposed acquisition.

On May 6, 2004, the Company provided guarantees in the amount of $500,000 to secure an Irrevocable Letter of Credit(LOC) in favor of a major international construction firm.  The LOC provided the necessary performance guarantee for IFAB under a previously negotiated Purchase Order with that major international construction firm.  No draws on the LOC have been made as of September 30, 2004.  The LOC expires April 2005.

Robert Genovese, the stockholder described in Note 10 to the accompanying financial statements, has submitted an additional $903,711 of expenses related to investor relations services paid by him or related companies on behalf of the Company.  However, the Company has not been provided adequate support documentation such as invoices, contracts, examples of work performed, and cancelled checks to support these expenses.  In addition, legal concerns exist with regard to these expenses based on language in the revised consulting agreement and the SEC informal inquiry.  This matter is further discussed in Part II, Item

14.

SUBSEQUENT EVENTS

a.

On October 1, 2004, the Company entered into a new Consulting Agreement with Robert Genovese which entirely replaced the previous consulting agreements with Mr. Genovese.  Under the new Consulting Agreement, Mr. Genovese is retained to render limited independent advisory consulting services concerning certain merger or acquisition candidates for Spectrum.  Mr. Genovese’s duties are only related to the candidates identified to the Company by Mr. Genovese before May 6, 2004 or to any subsequent merger or acquisition candidates specifically approved by the Board of Directors.  Mr. Genovese does not receive any additional compensation for these services.  The full text of the agreement was filed as part of a Schedule 13D filing by Mr. Genovese on October 4, 2004.

b.

As part of the new Consulting Agreement with Robert Genovese, the Company agreed to cancel 1,100,000 shares which were previously issued to Mr. Genovese and a related stock subscription receivable in the amount of approximately $1.8 million.  The shares were cancelled on October 18, 2004.

c.

The Company completed its due diligence review of Inland Fabricators and on October 21, 2004 notified IFAB that the Company was not proceeding with the acquisition of Inland Fabricators, LLC.

d.

On October 14, 2004, the Company paid off  in full its mortgage on 91 Hill Ave., Ft. Walton Beach, Florida for  approximately $1,503,000.

e.

On August 23, 2004, Spectrum Sciences & Software, Inc. (the wholly owned subsidiary of the Company) filed suit against the United States Government in the United States Court of Federal Claims based on the Government’s actions associated with the procurement of the improved Munitions Assembly Conveyor (MAC).  The MAC is a munitions handling and support equipment system used to build up munitions prior to loading on an aircraft.  As a result of Spectrum’s experience in both utilizing and producing the MAC, Spectrum identified numerous areas needing improvement and upgrading to this old system.  Based on Spectrum’s work, the Government entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving munitions support equipment including the MAC.  As part of the CRADA negotiation, Spectrum identified its prior development and unique modifications and improvements that constituted Spectrum’s trade secrets and intellectual property associated with the MAC.  Following completion of the CRADA effort and delivery of the final report, the Government made overtures to purchase Spectrum’s rights in the redesigned MAC, however, the offer was rejected as being inadequate to compensate Spectrum for its efforts in redesigning the MAC and for the potential for further licensing opportunities.  Following the failure of these discussions, Spectrum alleges that the Government deliberately breached its obligation to Spectrum under the CRADA to safeguard and protect Spectrum’s intellectual property and proprietary information by improperly disclosing and widely disseminating to third parties, including Spectrum competitors, Spectrum’s proprietary information via a draft Request for Proposal Solicitation dated May 1, 2004.  Based on the Government’s actions, Spectrum filed suit on three counts alleging:

•

Breach of Express Contract

•

Breach of Implied in Fact Contract

•

Misappropriation of Trade Secrets

Spectrum has requested damages in excess of $10,000,000 on the counts plus the award of Plaintiff’s costs, fees, expenses and attorney’s fees associated with this action.

The original response was due 60 days after filing of the action, however, the Department of Justice has requested an extension in the time for filing a response.  Spectrum has agreed to a response deadline of December 1, 2004.  The Company currently does not know what the outcome of this litigation will be.

f.

The contract for services at the Gila Bend AFAF and the Barry M. Goldwater Range terminated at midnight on September 30, 2004.  Spectrum is still in the process of completing repairs on several equipment items identified by the Air Force for repairs and for which the repairs could not be completed before contract termination.  All repairs should be completed by November 30, 2004.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion and analysis in conjunction with the unaudited financial statements (and notes thereto) and other financial information of our company appearing elsewhere in this report.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Consolidated Overview:

	For the three months ended September 30

	2004		2003

Revenue	$ 3,008,950	100.0%	$ 3,287,609	100.0%
Cost of revenue	2,843,446	94.5%	2,729,784	83.0%

Gross profit	$ 165,504	5.5%	$ 557,825	17.0%

Overall, revenues for the three-months ended September 30, 2004 decreased by 8% compared to the same period in 2003, primarily as a result of decreased sales in the management services division. Gross profit as a percentage of sales was 5.5% for the 3 month period ended September 30, 2004, compared to 17% for the prior year period, primarily as a result of decrease in gross profit in the Management Services and Manufacturing segment, offset by an increase in gross profit margin of the Engineering and Information Technology Services segment.  As of November 15, 2004, the Company has a backlog of $11.7 million.

With the closeout of our management services contract at Gila Bend and the Barry M. Goldwater Bombing Range (BMGR), which took place on September 30, 2004, the Company will experience a substantial drop in revenue (and associated costs) that will not be immediately replaced.  The Gila Bend contract represented 57% and 66% of the company’s revenues, approximately 9% and 6% of its gross profit for the three months and nine months ending September 30 respectively.  Overall company profit margins are expected to increase with the closing of the Gila Bend contract.

In the area of Operations & Maintenance, Spectrum is relying on our superior reputation in the field and solid past performance to seek future bombing range operations and maintenance (O &M) contracts.  We are currently pursuing a large USAF range contract in a teaming effort with others.  Additionally, there are two other large range O & M opportunities that we are actively exploring.  Possible start dates for these tasks range from as early as July 2005 to as late as October 2006.

Spectrum management has spent the last two quarters positioning the company for the future.  The company has secured additional manufacturing space via a lease agreement with an option to purchase for a building adjacent to our corporate headquarters.  This increased capacity has added a metal treatment capability that the manufacturing division did not previously possess.  The company is actively performing treatment on its own products (reducing overall costs of production) and using the excess capacity to support local manufacturing concerns including several large defense contractors in the area.  With this new facility, we have increased our manufacturing space by 33,000 square feet, positioning ourselves for performance on several large multi-year manufacturing contracts we are pursuing.

Promising fourth quarter activities for our Engineering and Information Technology division include second level demonstrations and business negotiations with a major systems integrator in support of the America Shield Initiative. This Border Patrol initiative will first retrofit and upgrade the existing Border Patrol Integrated Surveillance Intelligence System (ISIS) used on the US northern border with Canada and then completely reengineer this system. In addition, we will be scheduling work group meetings with Border Patrol agencies in Arizona for southern US border activities. We anticipate these working group meetings to take place in the December - January timeframe. A Safe Borders presentation / demonstration at a joint meeting of the Customs and Border Protection  (CBP), Applied Technology Division and the Immigrations and Customs Enforcement (ICE), Office of Air and Marine Interdiction, C2ISR (Command, Control, Intelligence, Surveillance  & Reconnaissance) section at the invitation of the Acting Assistant Commissioner, CBP, was delayed by the CBP (from anticipated third quarter activities). This delay was due to a new reorganization which will integrate certain border protection activities from the ICE back into the CBP. The presentation is currently scheduled for mid November, 2004.

Technically, Spectrum has continued to enhance the functionality of the existing Safe Borders application.  To date, Safe Borders represents approximately 13,000 lines of code.

Management Services

	For the three months ended September 30

	2004		2003

Revenue	$ 1,864,248	100.0%	$ 2,304,068	100.0%
Cost of revenue	1,849,465	99.2%	2,065,027	89.6%

Gross profit	$ 14,783	0.8%	$ 239,041	10.4%

Revenues in the Management Services division decreased approximately 19% for the three month period ended September 30, 2004 compared to 2003.  Gross profit as a percent of revenues declined by approximately 94% due to increased expenses associated with the close out of the Gila Bend contract.  Other increases in expenses are primarily due to the collective bargaining agreement for Spectrum’s largest subcontractor, Washington Group International. In addition, revenues and gross profit margins were adversely affected due to the way the Company’s largest range management contract was originally bid in 1999, in that the fifth and final option year of the contract was bid at overall lower rates in order to be successful in the contract award process.  This bid strategy is no longer employed by the company.

The Gila Bend contract represented 57% of the company’s revenue and approximately 9% of the company’s gross profit for the quarter ended September 30, 2004.  The loss of this contract will have a significant impact on the company’s revenue that will not be immediately replaced.  However, because of the relatively low profit margin associated with this contract the overall impact of the loss of this of this contract on gross profit will be minimal.  The company has determined to pursue O & M contracts that are of the cost plus fixed fee type in the future, versus a firm fixed price contract such as the Gila Bend contract.

Spectrum is relying on our reputation in the field and solid past performance to seek future bombing range O & M contracts.  We are currently pursuing a large USAF range contract in a teaming effort with others.  Additionally, there are two other large range O & M opportunities that we are actively exploring.  Possible start dates for these tasks range from as early as July 2005 to as late as October 2006.

Engineering and Information Technology Services

	For the three months ended September 30

	2004		2003

Revenues	$ 453,605	100.0%	$ 599,711	100.0%
Cost of revenue	209,441	46.2%	274,386	45.8%

Gross profit	$ 244,164	53.8%	$ 325,325	54.2%

Revenues in the Engineering and Information Technology Services segment decreased 24 % for the period ended September 30, 2004 as compared to the same period in 2003.  Gross profit as a percent of revenues was 53.8%, a decrease of 1%.

This decrease in revenues was due to non-recurring license revenues realized in the third quarter of 2003. We anticipate we will restore our year-end revenue position in this segment to 2003 levels by the close of the fourth quarter with orders for government fiscal year 2005 (GFY05) being delivered at this time.  The segment also continues to enjoy the high profit margin potential of firm fixed priced contracts used to procure required software products.  In addition, costs of revenues continues to decline as consultants are converted to company employees and strict financial management processes are put in place.

Marketing and Status of Safe Borders

Promising fourth quarter activities include second level demonstrations and business negotiations with a major systems integrator in support of the America Shield Initiative. This Border Patrol initiative will first retrofit and upgrade the existing Border Patrol Integrated Surveillance Intelligence System (ISIS) used on the US northern border with Canada and then completely reengineer this system. In addition, we will be scheduling work group meetings with border patrol agencies in Arizona for southern US border activities. We anticipate these working group meetings taking place in the December - January timeframe.  A Safe Borders presentation / demonstration at a joint meeting of the Customs and Border Protection  (CBP), Applied Technology Division and the Immigrations and Customs Enforcement (ICE), Office of Air and Marine Interdiction, C2ISR (Command, Control, Intelligence, Surveillance & Reconnaissance) section at the invitation of the Acting  Assistant Commissioner, CBP, was delayed by the CBP (from anticipated third quarter activities). This delay was due to a new reorganization which will integrate the certain border protection activities from the ICE back into the CBP.

Technically, Spectrum has continued to enhance the functionality of the existing Safe Borders application. To-date, Safe Borders represents approximately 13,000 lines of code.

Manufacturing Segment

	For the three months ended September 30,

	2004		2003

Revenue	$ 691,097	100.0%	$ 383,404	100.0%
Cost of revenue	784,540	113.5%	390,371	101.8%

Gross profit	$ (93,443)	(13.5)%	$ (6,967)	(1.8)%

Revenue in the Manufacturing segment increased by 80% for the three-month period ended September 30, 2004 as compared to the same period in 2003.  The increase in revenue is a direct result of programmed pursuit and acquisition of more engineering and prototype work and was based on repetitive contract work that the division has secured as compared to the previous year.

Gross profit decreased by $86,476 for the three-month period ended September 30, 2004 as compared to the same period in 2003.  Spectrum Manufacturing has completed First Article Test Items on four separate contracts in the third quarter.  These First Article Test units require considerable effort up front for materials and fixtures.  The building, inspecting, testing and Government Approval of a First Article verification item is a process required prior to Government Approval of items for full-scale production.  This is required on all items that have never been produced by Spectrum before to verify our manufacturing capability.  We have completed all inspections and testing and have been approved by the government for full-scale production.  In addition to purchasing materials on an economic scale they must be bought in large lots.  As a result, we have very large material inventories that will be used in the coming months as we complete our production items.

Our manufacturing division lost up to three weeks of production time due to the preparations for, weathering of, damage repair and cleanup after two hurricanes in the last quarter.  In addition, several of our prime vendors were completely down for eight weeks, and a few of our vendors are still not back to 100% production capability.  We had to absorb the processes we had outsourced to those vendors back into our workload, or, in some cases, find other vendors and redirect materials to them for processing.  We are currently back to 90% production and should return to full production in the next two weeks.

Operating Expenses

	September 30, 2004	September 30, 2003	Increase
Selling, general and administrative expenses	$ 970,200	$ 369,035	163%

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses increased 163% for the three month period ended September 30, 2004, as compared to the same period in 2003.

During the quarter ended September 30, 2004, there were no expenses recorded for stock-based consulting compensation.  The Company recorded $42,120 of investor relations expenses in the third quarter, predominantly for expenses associated with the Company’s consultant.  There were $403,907 of legal and professional fees during the third quarter of 2004.  The significant increase in legal fees is associated with the company’s legal consultations and actions taken to respond to the SEC informal inquiry, as well as the consultations to effect corporate merger and acquisition analysis.  These types of expenses were not present in the quarter ended September 30, 2003.

Other Income and Expenses

Interest income and expense, net - Net interest income (expense) was $66,587 and ($61,640) for the three-month period ended September 30, 2004 and 2003, respectively.  The change of $128,227 is due to the decrease of all principal balances due on debt with SouthTrust Bank and other vendors, except that debt associated with the real estate, and the significant interest income of $100,566 that was not present in the quarter ended September 30, 2003.

Other income and expense, net - Net other income was $48,276 and $43,680 for the three-month period ended September 30, 2004 and 2003, respectively.  The increase is attributable to an increase in rental income from L-3 Communications in 2004 of 9.3%.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Consolidated Overview:

	For the nine months ended September 30

	2004		2003

Revenues	$ 10,024,275	100.0%	$ 10,003,999	100.0%
Cost of revenues	9,172,751	91.5%	8,783,358	87.8%

Gross profit	$ 851,524	8.5%	$ 1,220,641	12.2%

Overall, revenues for the nine months ended September 30, 2004 increased by 0.2% compared to the same period in 2003 due to increased marketing activity and the Manufacturing Division’s revenue increases.  Gross profit as a percentage of revenue decreased 30% for the nine month period ended September 30, 2004.  The increases in revenue are primarily due to increases in Manufacturing segment sales on the AMRAAM container contract.  Offsetting these increase in revenues are the costs associated with the close out of the Gila Bend contract, and the impacts of two hurricanes (Frances and Ivan) affecting production capabilities in the Manufacturing segment.

Management Services

	For the nine months ended September 30,

	2004		2003

Revenues	$ 6,871,049	100.0%	$ 6,941,884	100.0%
Cost of revenue	6,811,258	99.1%	6,529,601	94.1%

Gross profit	$ 59,791	0.9%	$ 412,283	5.9%

Revenues in the Management Services segment decreased approximately 1.0% while expenses increased 4.3% for the nine-month period ended September 30, 2004 compared to 2003.  In addition, the establishment of the collective bargaining agreement (CBA) for the fire department which was run by Spectrum’s largest subcontractor, Washington Group International, increased costs for the period.  The Company is still negotiating with the Government over recouping these increased CBA costs.  Further, there has been additional cost associated with equipment repairs in closing out of the Gila Bend contract.

Engineering and Information Technology Services

	For the nine months ended September 30,

	2004		2003

Revenue	$ 1,221,508	100.0%	$ 1,363,711	100.0%
Cost of revenue	547,616	44.8%	723,386	53.0%

Gross profit	$ 673,892	55.2%	$ 640,325	47.0%

Revenues in the Engineering and Information Technology Services segment decreased by 10% for the period ended September 30, 2004 as compared to the same period in 2003. We anticipate we will restore our year-end revenue position to 2003 levels by the close of the fourth quarter with GFY05 orders being delivered at this time.

Gross profit as a percent of revenues was 55.2%, an increase of more than 5% as compared to the same period in 2003.  This increase in gross profit is attributable to the restructuring of workflow and software production in the division.  The segment also continues to enjoy high profit margin potential of firm-fixed priced contracts used to procure required software products.  In addition, cost of revenues continues to decline as consultants are converted to company employees and strict financial management processes are put in place.  Also during the period we have increased our efforts in achieving our ISO 9001 qualifications leading to our Capability Maturity Model Integration (CMMI) certification.

Manufacturing Segment

	For the nine months ended September 30,

	2004		2003

Revenue	$ 1,931,718	100.0%	$ 1,698,404	100.0%
Cost of revenue	1,813,877	93.9%	1,530,371	90.1%

Gross profit	$ 117,841	6.1%	$ 168,033	9.9%

Revenues in the Manufacturing segment increased by 14% for the nine-month period ended September 30, 2004 as compared to the same period in 2003.  Gross profits decreased by 29.8% due to the costs associated with building four First Article items in the third quarter.  The First Article for the AMRAAM component containers was built in the first and second quarters and then approved in the second quarter. We are currently producing First Articles for aircraft maintenance stands and other specialized military containers. We have been qualified on five First Article Acceptance Tests year to date.  We are in full production on only two of the items.  A First Article item is similar to a prototype developed under an awarded contract and must be approved by the customer prior to full production.  An Acceptance Test is a verification of our manufacturing and quality control procedures to ensure that the product being delivered meets all customer requirements and specifications.

Operating Expenses

	September 30, 2004	September 30, 2003	Increase
Selling, general and administrative expenses	$41,975,574	$ 949,649	4,320%

Selling, general and administrative expenses - Selling, general and administrative (SG&A) expenses increased 4,320% for the nine-month period ended September 30, 2004, as compared to the same period in 2003.

In the quarter ended March 31, 2004, the company previously recorded $11,418,038 for stock-based consulting compensation. In the quarter ended June 30, there was $25,901,462 recorded for stock-based consulting compensation year-to-date.  During the quarter ended September 30, 2004, there were no expenses recorded for stock-based consulting compensation.   The impact of the grant of options to a consultant the first and second quarters caused this expense to the Company. However, the exercise of the options year-to-date also increased additional paid-in capital by $37,161,563.  In addition, the Company recorded $2,337,652 of investor relations expenses as of September 30, 2004.

The Company had legal costs and professional fees of $800,074 and director’s fees and expenses of $85,915 year to date.  All of these costs are associated with the public filings with the Securities and Exchange Commission, the costs of management of a public company, the response to the SEC informal inquiry and consultations in regard to corporate merger and acquisition issues.  These types of expenses were not present in the nine months ended September 30, 2003.

Other Income and Expenses

Interest income and expense, net - Net interest expense was $35,107 and $210,785 for the nine month period ended September 30, 2004 and 2003, respectively. The reduction of $175,678, or a reduction of 83.3%, is due to the decrease of all principal balances eliminated except the debt on the real estate, as well as the increased interest income earned of $126,776 on the funds held in near-term investments.

Other income and expense, net - Net other expense was $145,470 and $115,218 for the nine month period ended September 30, 2004 and 2003, respectively.  The increase of net other income in the amount of $30,251 is attributable to an increase in rental income from L-3 Communications in 2004 of 9.3%.

Capital and liquidity

Cash and equivalents increased by $ 4,575,443 as of September 30, 2004, as compared to December 31, 2003.  At September 30, 2004, cash and equivalents totaled $5,272,402, as compared with $211,782 at September 30, 2003.  As of September 30, 2004, the Company had $21,919,129 in money market accounts and short-term government-backed securities as a result of investing funds received from the exercise of stock options.

At September 30, 2004, working capital was $28,054,765, as compared to negative working capital of <$1,182,912> at December 31, 2003.

At September 30, 2004, the current ratio was 10.65, as compared to a ratio of 0.68 at December 31, 2003.

ITEM 3.

CONTROLS AND PROCEDURES

Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures in place as of September 30, 2004.  Based on this evaluation, our principal executive and financial officers concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in our reports filed with the Securities and Exchange Commission is accurate and complete and has been recorded, processed, summarized and reported in a timely manner.  Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by our Board of Directors to be performed by Tedder, James, Worden & Associates, P.A. our external auditor.  Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements.  Our Board of Directors currently has not approved the engagement of Tedder, James, Worden & Associates, P.A. to perform any non-audit services in 2004, except for income tax preparation.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Harassment Suit

In December 2002, three Spectrum Sciences and Software, Inc. employees each filed complaints for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court, District of Arizona.  The case numbers for these complaints are: CIV '02 2621PHX MHM; CIV '02 2619 PHX DKD; and CIV '02 2620 PHX FJM.  In January 2003, Spectrum filed answers to all three complaints, denying all allegations of wrongdoing. All three plaintiffs are claiming "undue stress and anxiety" from Spectrum's actions.  There are no damage amounts specified in any of the actions.  The plaintiffs are requesting the following: Compensatory damages, plus special incidental damages in such a sum as may be proven at trial; punitive damages in such a sum as may be proven at trial; for cost for the suit; for attorney's fees; and for other such relief as the Court deems just and proper.  The Company intends to vigorously defend its position.  The cases have progressed through the establishment of a case management plan with the courts and a consolidation of all the cases into a single action.  Plaintiff and Defendant Depositions were taken and additional discovery is continuing.    The final pretrial conference was completed and the action was set for a trial date of November 15, 2004 in Phoenix, Arizona.  Due to a conflict in the Federal Court calendar, the case has been rescheduled for a trial date of January 31, 2005.  The Company currently does not know what the outcome of this litigation will be.

Section 16 (b) Claim

In July, 2004, a complaint was filed in the United States District Court, Southern District of Florida by Todd Augenbaum [Plaintiff] against Robert Genovese, Endeavor Capital Group, LLC, BG Capital Group, Ltd, and Spectrum Sciences and Software Holdings Corp.  The suit alleges that Mr. Genovese and his affiliated companies beneficially owned more than 10% of the outstanding common stock of Spectrum and that Mr. Genovese acted as an officer and director of the Company.  Based on these assertions, the suit claims that Mr. Genovese was a statutory insider of Spectrum, and as such, is presumed to have had access to material non-public information concerning the Company’s operations and future business prospects, and is therefore subject to the provisions of Section 16(b) of the Exchange Act.  The action was brought by the Plaintiff in order to obtain a recovery for the Company of short-swing profits alleged to have been unlawfully obtained by Mr. Genovese through the purchase and sale of Company securities.  The Company is a nominal defendant in the action and has no liability for the claims asserted therein against the other defendants.  The Company’s answer to the complaint was filed in the U. S. District Court, Ft. Lauderdale, FL on August 26, 2004. The plaintiff filed an Amended Complaint on October 18, 2004 and the Company is preparing its response as a nominal defendant.  The Company cannot currently make any prediction of what the outcome of the litigation will be.

Contract for Operations and Maintenance of the Gila Bend Air Force Auxiliary Field (AFAF) and the Barry M. Goldwater Range (BMGR)

The Company was the contractor providing services to the Air Force at Gila Bend AFAF and the BMGR (Barry M. Goldwater Bombing Range).  The contract ran through September 30, 2004.  The Government solicited for a new contract under Solicitation F02604-03-R0041.  As the incumbent contractor, Spectrum submitted a bid for continued services for the five year period starting October 1, 2004.  On July 21, 2004, Spectrum was notified via certified mail that the contract had been awarded to another firm.  On July 26, 2004, Spectrum filed a protest with the General Counsel, Government Accountability Office (GAO) asserting that the source selection was materially flawed and that Spectrum’s proposal was not properly evaluated in accordance with the criteria set forth in the solicitation.  On August 10, 2004, Spectrum was notified that the GAO had dismissed the protest and Spectrum management determined not to request reconsideration by the GAO.  Spectrum’s contract at Gila Bend and the BMGR ended September 30, 2004.

Claim by the former President of the Company, Mr. Donal R. Myrick.

On August 24, 2004, the former President and CEO of the Company, Mr. Donal R. Myrick filed a complaint for alleged breach of employment contracts and damages associated with a delayed stock sale.  The case was filed in the Circuit

Court, First Judicial Circuit in and for Okaloosa County, Florida under case number 04CA3510.  The suit alleges three counts against the Company:

•

Spectrum has breached its obligation under an oral employment agreement for the period Nov 2002 to December 2003 by failing and refusing to pay salary or benefits;

•

Spectrum has breached its obligation under a written employment agreement starting December 2003 by failing to fully compensate Mr. Myrick under that agreement up to the time of his resignation, and

•

Spectrum, by its failure to issue an opinion letter to allow the sale of Mr. Myrick’s stock in the open market, is liable for the damages that occurred due to the difference in value as to the date the registration of transfer should have occurred and the eventual date that Mr. Myrick was able to liquidate the stock in the open market.

Mr. Myrick’s suit demands damages of and from Spectrum together with interest and costs and such other and further relief as the Court deems just and proper.  The Company intends to vigorously defend its position in the case and filed its answer to Mr. Myrick’s complaint on October 25, 2004.  The Company currently does not know what the outcome of this litigation will be.

Munitions Assembly Conveyor (MAC) Lawsuit

On August 23, 2004, Spectrum Sciences & Software, Inc. (the wholly owned subsidiary of the Company) filed suit against the United States Government in the United States Court of Federal Claims based on the Government’s actions associated with the procurement of the improved Munitions Assembly Conveyor (MAC).  The MAC is a munitions handling and support equipment system used to build up munitions prior to loading on an aircraft.  As a result of Spectrum’s experience in both utilizing and producing the MAC, Spectrum identified numerous areas needing improvement and upgrading to this old system.  Based on Spectrum’s work, the Government entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving munitions support equipment including the MAC.  As part of the CRADA negotiation, Spectrum identified its prior development and unique modifications and improvements that constituted Spectrum’s trade secrets and intellectual property associated with the MAC.  Following completion of the CRADA effort and delivery of the final report, the Government made overtures to purchase Spectrum’s rights in the redesigned MAC, however, the offer was rejected as being inadequate to compensate Spectrum for its efforts in redesigning the MAC and for the potential for further licensing opportunities.  Following the failure of these discussions, Spectrum alleges that the Government deliberately breached its obligation to Spectrum under the CRADA to safeguard and protect Spectrum’s intellectual property and proprietary information by improperly disclosing and widely disseminating to third parties, including Spectrum competitors, Spectrum’s proprietary information via a draft Request for Proposal Solicitation dated May 1, 2004.  Based on the Government’s actions, Spectrum filed suit on three counts alleging:

•

Breach of Express Contract

•

Breach of Implied in Fact Contract

•

Misappropriation of Trade Secrets

Spectrum has requested damages in excess of $10,000,000 on the counts plus the award of Plaintiff’s costs, fees, expenses and attorney’s fees associated with this action.

The original response was due 60 days after filing of the action.  However, the Department of Justice has requested and extension in the time for filing a response.  Spectrum has agreed to a response deadline of December 1, 2004.  The Company currently does not know what the outcome of this litigation will be.

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

ITEM 5.

OTHER INFORMATION

On April 28, 2004, Spectrum Sciences & Software Holdings Corp. was informed by the Securities and Exchange Commission (SEC), Division of Enforcement that they were conducting an informal inquiry into the Company.  In conjunction with that inquiry, the SEC has requested the Company to voluntarily provide the SEC with the documents and information they requested.  More specifically, the SEC has requested, among other things:

•

All documents concerning Robert Genovese (“Genovese”), Endeavor Capital Group Ltd., and B.G. Capital Group Ltd.;

•

All documents concerning any purchase or sales of the Company’s stock by Genovese, Endeavor, B.G. Capital, or any Company officer, director or manager, or any related party;

•

All documents concerning stock options in the Company held by Genovese, Endeavor, B.G Capital, or any other related persons or parties;

•

All documents concerning press releases or public announcements issued by the Company;

•

All documents concerning statements made by the Company to securities analysts or in the media;

•

All documents concerning any promotional materials concerning the Company’s stock;

•

All documents concerning the resignation of Donal Myrick.

On May 17, 2004, the SEC broadened its request for information to include:

•

All information relating to the Company’s decision to list on any foreign exchange;

•

All documents relating to the listing of the Company’s stock on any foreign exchange;

•

Any information relating to any transfers of stock that the Company may be aware that were directed overseas.

The Company is fully cooperating with the SEC inquiry.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits:  None

b)

Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November 2004.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Date: November 15, 2004

/s/ William H. Ham

By:  -------------------------------------------------------

William H. Ham, Chief Executive Officer and President

The undersigned, the Chief Financial Officer of the Registrant, certifies that this report complies with all of the requirements of section 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 15, 2004

/s/ Nancy C. Gontarek

By:  -------------------------------------------------------

Nancy C. Gontarek,

Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, William H. Ham, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Spectrum Sciences & Software Holdings Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 15, 2004

/s/ William H. Ham

By: ---------------------------------------------

William H. Ham

Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Nancy C. Gontarek, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Spectrum Sciences & Software Holdings Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 15, 2004

/s/ Nancy C. Gontarek

By:  ---------------------------------------

Nancy C. Gontarek

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, William H. Ham, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Spectrum Sciences & Software Holdings Corp. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Spectrum Sciences & Software Holdings Corp.

Date:  November 15, 2004

/s/ William H. Ham

By:  ---------------------------------------

William H. Ham

Chief Executive Officer and President

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Nancy Gontarek, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Spectrum Sciences & Software Holdings Corp. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Spectrum Sciences & Software Holdings Corp.

Date:  November 15, 2004

/s/ Nancy C. Gontarek

By:  ---------------------------------------

Nancy C. Gontarek

Chief Financial Officer