Form 10KSB
SPECTRUM SCIENCES & SOFTWARE HOLDINGS INC
filed 2005-04-13
CIK 1229195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT TO SECTION 13 OR SECTION 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:  December 31, 2004

Commission File Number: 333-000-50373

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

 (Exact name of Registrant as specified in its charter)

DELAWARE	90-0182158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

91 HILL AVENUE NW FORT WALTON BEACH, FLORIDA 32548
(Address of principal executive offices, including zip code)

(850) 796-0909
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The Registrant’s revenues for the year ended December 31, 2004 were $11,133,748.

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of April 12, 2005 (based on the closing sale price of U.S. $2.00 per share of the Registrant’s common stock, as reported on the Over the Counter Bulletin Board on that date) was approximately U.S. $71,170,750 (based on 35,585,375 shares).  Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of April 12, 2005 was 38,969,300.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): YES[  ]  NO [X]

TABLE OF CONTENTS

PART 1

FORWARD-LOOKING STATEMENTS

3

ITEM 1.  DESCRIPTION OF BUSINESS

3

ITEM 2.  DESCRIPTION OF PROPERTY

9

ITEM 3.  LEGAL PROCEEDINGS

9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

12

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

12

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

13

ITEM 7.  FINANCIAL STATEMENTS

19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

19

ITEM 8A.  CONTROLS AND PROCEDURES

20

ITEM 8B.  OTHER INFORMATION

20

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

20

ITEM 10. EXECUTIVE COMPENSATION

21

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

23

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

24

ITEM 13.  EXHIBITS

26

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

30

 FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY OF CORPORATE HISTORY

Spectrum Sciences & Software Holdings Corp. (“Spectrum”, the “Company” or the “Registrant”) was formed under the name Silva Bay International, Inc. (a Delaware corporation) on August 26, 1998 for the purpose of locating and recovering rare and valuable aircraft.  Silva Bay International, Inc. did not have operations or revenues until April 2003, at which time the Company acquired Spectrum Sciences & Software, Inc. (“SSSI”), a Florida corporation.  On April 3, 2003, the Company acquired all of the issued and outstanding common stock of SSSI, in exchange for 2,500,000 shares of its common stock (taking into account a forward two-for-one stock split on April 9, 2003).

On April 8, 2003, the Company changed its name to Spectrum Sciences & Software Holdings Corp. and on April 9, 2003 the National Association of Securities Dealers (NASD) changed the Company trading symbol from “SIVY” to “SPSC”.  On April 9, 2003, the Company forward split its common stock at a ratio of two-to-one.  On December 5, 2003, the NASD approved the Company’s common stock for quotation on the Over the Counter (OTC) Bulletin Board electronic quotation system.  The Company’s stock trades on the OTC Bulletin Board electronic quotation system under the symbol “SPSC.”

SSSI was formed on October 8, 1982 for the purpose of providing innovative, full-service, quality turn-key solutions to the complex and diverse engineering, science and technological support service industry as well as the production of specialized and standard ground support equipment for the United States Department of Defense.  Headquartered in Fort Walton Beach, Florida, the Company has three reportable segments – management services, manufacturing, and engineering and information technology services.  Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance.  Manufacturing operations includes the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment.  The Company’s engineering and information technology services segment consists of the sale of engineering and information technology services developed to assist in hazard management and weapons impact analysis.

On February 1, 2005, the Company acquired all of the outstanding capital stock of M&M Engineering Limited (“M&M”) from EnerNorth Industries Inc. for $6,768,202 in cash.  M&M is a Canadian corporation formed in 1968 that provides mechanical contracting and steel fabrication services to the industrial and offshore energy sector.

On February 25, 2005, the Company acquired all of the issued and outstanding capital stock of Coast Engine and Equipment Co., Inc. (“CEECO”) in exchange for cash and shares of the Company’s common stock, which is payable by the Company over a three-year period in an aggregate amount of up to $900,000.  The aggregate amount payable by the Company is subject to certain adjustments, including, without limitation, adjustments based on CEECO’s earnings during such three year period.  CEECO is a Florida-based company formed on March 28, 1989 that provides a diversified array of ship repair, metal fabrication and design services to both commercial and governmental clients.

BUSINESS

Spectrum Sciences & Software, Inc.

SSSI, which was the only subsidiary of Spectrum during 2004, provides varied engineering, manufacturing and technological support services, as well as the production of specialized and standard ground support equipment for the United States Department of Defense and other governmental and commercial contractors.  SSSI provides its customers with diversified capabilities in a number of advanced technologies.  Its professional competencies include all the disciplines and technology applications encompassed in its three operating divisions:

1)  Management Services. SSSI has a long history of range management/operations & maintenance (O&M) services provided under our Management Services Division.  As a core business area, SSSI operates and maintains military training ranges and associated infrastructure and assets.  The Company’s full complement of O&M services include:  range control, range and airbase security, range safety, air traffic control/meteorological services, facilities and infrastructure maintenance, construction, fire fighting and protection, vehicle maintenance and operations, target design and construction, transient aircraft operations, and water/sewage treatment.  SSSI operated one of the world’s largest air-to-ground training ranges (the Barry M. Goldwater Range) located near Gila Bend, Arizona through September 30, 2004.  Complementing our range O&M services, SSSI has diversified into other DoD support arenas.  SSSI currently provides for the scheduling and management of an aircraft “wash rack” function for the USAF Special Operations Command (AFSOC).  It maintains this operation in support of these high value aircraft assets at three separate locations that are all part of the extensive Eglin Test and Training range complex in northwest Florida.

2)  Manufacturing Division.  SSSI’s Manufacturing Division, an ISO 9001:2000 qualified manufacturer, focuses on the design, development, manufacturing, and systems integration of aerospace ground support equipment and missile, munitions, material handling equipment and shipping and storage containers and a variety of precision parts for the sustaining of military equipment.  As one of SSSI’s fastest growing divisions, SSSI’s Manufacturing Division has delivered over 500 DoD contracts without a single delivery schedule or technical discrepancy to date.  It has also provided manufactured products to commercial clients that include Boeing, Lockheed-Martin and L-3 Communications.  In March 2004, the Manufacturing Division became an approved vendor to two major international DoD contractors.

3)  Engineering and Information Technology Services.  Since its inception, SSSI has been performing sophisticated and specialty Engineering Services for a variety of government and commercial clients.  These services include hazard analysis, modeling and simulation, range planning, air space planning, and environmental analyses.  SSSI’s modeling and simulation solutions provide its clients with the ability to analyze and/or visualize complex technical data.  Similarly, its Information Technology Services specialize in the design, development, maintenance and support of software applications utilized in the analysis and visualization of complex technical data.  These applications support a broad range of user requirements that include weapon system range safety planning, environmental studies, facility evaluations, and noise and airspace analyses.

M&M Engineering Limited

M&M is a provider of a complete range of mechanical contracting and steel fabrication services to the industrial and offshore energy sector.  M&M's business includes fabrication and installation of process piping, installation of production equipment, steel tank erection, and industrial maintenance. M&M also operates through its wholly owned subsidiary M&M Offshore Limited, which provides specialized welding services, fabrication and servicing facilities to the offshore sector.  M&M operates from a company-owned fifteen-acre property with a 47,500 square foot fabrication facility, strategically located in Newfoundland's capital city of St. Johns, to serve both the thriving mining and oil industries in the area.  Major clients include ExxonMobil,  Petro Canada, Halliburton, Husky Energy, Inco Ltd, Iron Ore Company of Canada, North Atlantic Refining Ltd, Abitibi Consolidated and Corner Brook Pulp and Paper.

Coast Engine and Equipment Company, Inc.

CEECO has been in business and operated since March 1, 1991. Its 15,000 sq ft facility is located in a prime location on Florida's east coast in world famous Port Canaveral, the second busiest cruise ship port in the world.

 This location is centrally positioned providing access to Patrick Air Force Base, Kennedy Space Center, six cruise terminals, and Cocoa Beach, and is less than an hour from Orlando. CEECO's specialties include a full array of electrical and electronic repair, equipment and machinery repair and overhaul, HVAC and refrigeration servicing and repair, pipe fabrication and installation, certified welding services, metal and sheet metal fabrication and installation, custom insulation services, custom flooring services and machinery. The custom machine shop employs skilled craftsmen, provides engineering and design support, mobile welding and fabrication shop along with onsite and in-house management teams. Long-term customers include the U.S. Navy, U.S. Coast Guard, Military Sealift Command, Rinker Cement Plant and Disney Cruise Lines.

COMPETITION

The market for the Company’s products is highly competitive for all three subsidiaries.

SSSI faces a variety of domestic and foreign competitors including divisions of Ahntech, Arcata Associates, Artic Slope Manufacturing Technology, Tybrin, Science Applications International Corp., and Lockheed-Martin.  Many of SSSI’s competitors are larger than it and have substantially greater financial and other resources.

SSSI competes on the basis of quality product and services offerings, price, product and systems quality, technology and ongoing customer service and support. Its ability to compete for defense contracts depends on a variety of factors, including:

•

Corporate and key personnel backgrounds and qualifications;

•

The effectiveness and innovation of our research and development programs;

•

Proven past performance history;

•

Ability to offer better program performance than our competitors at a lower cost; and

•

The readiness of SSSI’s facilities, equipment and personnel to undertake the programs for which it competes.

In programs where SSSI is the sole-source provider, other suppliers may compete against it only if the customer chooses to reopen the particular program to competition.  It is estimated that approximately 12% of our total manufacturing contract revenue for the year ended December 31, 2004 was derived from sole-source business.

Furthermore, SSSI’s Engineering and Information Technology Services Division contains advanced technology derived from internal research and development that creates high barriers to entry.  Since January 1, 1998, the Company has spent approximately $725,700 in research and development, in large part, in support of advanced technology utilized in this division.

Likewise M&M and its subsidiary M&M Offshore Limited face a wide array of competitors across all three of it’s core capabilities.  In the arena of industrial mechanical construction, its major competitors include Comstock Canada, Ltd., Black & McDonald Ltd., and Canadian Process Services.  Competitors in the industrial maintenance sector include Horton Steel, MBB, and Babcock & Wilcox.  Finally, in shop fabrication work, M&M often competes most frequently with Metal World, Ltd., CSI Fabricators, and Steelfab, Ltd.

CEECO currently finds itself in a limited competitive market with its major competitor being Standard Marine.  More important to CEECO is the fact that its government clients are steering more competitive work to minority “Hub Zone” businesses on a direct award or limited competition basis.  With this fact in mind, CEECO has formed an alliance with a Tampa, Florida based “Hub Zone” business to enhance its ability to be able to continue to compete in this environment.

SUPPLIERS AND MATERIALS

Spectrum’s in-house manufacturing primarily consists of assembly of purchased parts.  Accordingly, its does not use significant amounts of raw materials. The Company purchases manufactured component parts for assembly from various independent suppliers.  It also “cuts”, “bends”, and “welds” purchased metal components.   The manufacturing division operates under a “Lean” manufacturing process and maintains minimum inventories of raw materials and aluminum and steel. These parts are normally not purchased under long-term contracts unless a long-term sales contract with one of its customers requires it.  Spectrum is not dependent on any one supplier and maintains back-up suppliers for all critical components.  Further, it utilizes competitive pricing among its suppliers and vendors to obtain the best value for the customer’s dollar.  The Company does not consider the prices of its purchased component parts to be volatile.  However, any delay in its suppliers’ abilities to obtain necessary parts may affect its ability to meet customer production needs.

Some of the Company’s principal suppliers are Tubular Steel, Alro Metals, Dealers Supply, Home Depot, Ingersol-Rand, McMaster-Carr and Aaxico.

REGULATORY MATTERS AND GOVERNMENT CONTRACTS

Substantially all of Spectrum’s contract revenue for the fiscal years ended December 31, 2004 and 2003 resulted from contracts with the Department of Defense, prime contractors that identified the Department of Defense as the ultimate purchaser or other United States Government agencies.  United States Government business is performed under fixed-price contracts.

Under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes and calculation of contract reimbursement rates under flexibly-priced contracts. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.  Spectrum is subject to a variety of audits performed by U.S. Government agencies.  The Defense Contract Audit Agency, or DCAA, performs these audits on behalf of the U.S. Government.

U.S. Government contracts are, by their terms, subject to termination by the U.S. Government for either its convenience or default by the contractor.  Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government and, if the termination is for convenience, for payment of fair compensation of work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred.  If a contract termination is for default, however,

•

The contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government;

•

The U.S. Government is not liable for the contractor’s costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portion of the contract; and

•

The contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

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

INTELLECTUAL PROPERTY

SSSI owns the design, certain algorithms, processing procedures and source code to our mainstay software applications, Safe Range and Safe Borders. We also license various other Geographic Information System (GIS) technologies used in and distributed within the executable versions of our software applications. In a recent challenge concerning source code rights by the U.S. Navy, SSSI successfully had software source code ownership issues adjudicated by our Contracting Officer and legal department at the USAF Air Combat Command (ACC).

We believe that the intellectual property rights used in our software applications were independently developed or duly licensed by us or by the technology companies who supplied portions of our software systems.

We are in the process of registering the Safe Range and Safe Borders trademarks and have secured numerous, applicable domain names to ensure market entry when appropriate. We believe that the “Safe Range” trade name connotes the maturity and, most importantly, the perfect safety record, associated with our Safe Range software application, which has been subject to over twenty (20) years of progressive enhancements and improvement.  Our trade names, “Safe Range” and “Safe Borders,” are prominently displayed on all physical media, CDs, briefings, documentation, etc., as well as all electronic media associated with the individual software products. We intend to maintain our trademarks and registrations (when complete) and all internet domain names now registered. We are not aware of any material claims of infringement or other challenges to our right to use the “Safe Range” or “Safe Borders” trademarks in the United States.

STATUS OF NEW PRODUCT DEVELOPMENT

Spectrum has continued to enhance the technical functionality of the existing application by focusing on initiatives generated through our on-going market research. Safe Borders has continued to be expanded through the use of more robust methodologies and simulations.  First and second quarter calendar year 2005 activities related to Safe Borders include securing a significant teaming agreement with a major systems integrator pursuing the Americas Shield Initiative (ASI) as a Prime contractor. The ASI is a Border Patrol initiative which will first retrofit and upgrade the existing Border Patrol Integrated Surveillance Intelligence System (ISIS) used on the U.S. northern border with Canada and then completely reengineer this system. We are in various stages of technical and business discussions with three potential Primes while establishing communications with a number of second tier Systems Integrators for the same procurement. We would anticipate that any teaming agreement would include provisions for Safe Borders software licensing revenues, support and maintenance and Border Patrol tailoring revenue, as well as on-going software module development/integration and border security expertise revenues. We would like to position ourselves in nonexclusive, subcontract teaming agreement(s) for the ASI procurement, but this may not be possible.

In addition, we have completed the first round of working group meetings with border control/law enforcement agencies in Arizona and are scheduling a second round of follow-up, due diligence meetings with these agencies. These meetings have provided Spectrum with access to extensive border agency/law enforcement expertise required of any ASI program team member.

Spectrum conducted a Safe Borders presentation/demonstration at the Customs and Border Protection (CBP), Applied Technology Division and Office of Border Patrol (OBP) sections at the invitation of the Acting Assistant Commissioner of the CBP in November 2004. Safe Borders now has the favorable exposure with appropriate CBP, Border Patrol and ASI personnel. In addition, the OBP has requested that we suspend our due diligence activities with field Border Patrol personnel in anticipation of the pending ASI procurement (i.e., the “blackout” period prior to the release of the formal request for proposal).

RESEARCH & DEVELOPMENT EXPENDITURES

The Company spent approximately $225,700 for Research and Development expenditures in 2004 (approximately 65% of which is associated with our Safe Borders development efforts) as compared to an expenditure of approximately $71,400 in 2003.

MARKETING STRATEGY

Spectrum’s marketing and business development strategies are focused on accentuating our individual strengths in each profit area while we exploit opportunities for long-term, high-margin growth in new areas of Information Technology, Engineering Services and Manufacturing.  We are dedicated to incremental, sustained growth of our business areas, product lines, and services while continuously improving on the internal and external processes which govern the quality of SSSI products and services.

Manufacturing

Spectrum plans to continue our current marketing efforts to the Department of Defense for additional Aircraft and Munitions Support Equipment.  During 2004 we added over 12 different product lines to our list of items that we are certified to build for DoD.  We will continue to market our products to major defense contractors; currently we are a qualified vendor for such companies as Lockheed Martin, General Dynamics, ARINC and numerous local companies.  We will also continue to add product lines to support the major weapons systems that these companies provide to DoD.  We are currently producing products to support U.S. Foreign Military Sales (FMS), an area that we believe has great growth potential, and we intend to actively pursue these FMS requirements.  We continue to support Field Military units in their immediate requirements through our Web Site and attendance at annual conferences.  Our long term goals are to acquire multiple year contracts for all products and services that will enhance our profitability and stabilize our continued growth.

We plan to explore ways to diversify our manufacturing efforts by expanding our products for the commercial market.  Currently we are working on three different commercial products and intend to sponsor a Spectrum Innovation Day to explore these and other commercial products.

Our strategy also includes partnering with a small business that is currently classified as a “Small Disadvantage Business” by certain governmental and commercial clients.  Such classification allows the small business to secure various contracts that larger contractors, such as the Company, may not qualify for.  Pursuant to our partnering relationship with the small business, we are afforded the opportunity to perform various services as a subcontractor for contracts secured by the small business that the Company would not otherwise have the opportunity to bid for.

Safe Borders

Spectrum plans to license the Safe Borders technology where the technology applies to a very specific mission area. Example mission areas would be “Illegal immigration on the southern US border”, “Harbor/port surveillance and protection”, and “Search and rescue”. Upon licensing the technology to a government agency identified with the particular mission area, the Safe Borders application would be specifically tailored to that mission area creating another on-going revenue stream.

In addition, the Company plans to partner with one or more large System Integration/Defense contractors to:

•

Provide access to potential customers; and

•

Provide major systems integration credibility for the myriad of potential systems integration activities that could surround the implementation of the Safe Borders application.

Working with differing integrators may also provide a Safe Borders “branding”/licensing opportunity.

ENVIRONMENTAL MATTERS

Spectrum’s management services and manufacturing operations include the use, generation and disposal of hazardous materials.  The Company is subject to various U.S. federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace.  Spectrum believes that it has been and is in substantial compliance with environmental laws and regulations and that it has no known liabilities under environmental requirements that it would expect to have a material adverse affect on its business, results of operations or financial condition.  In the past three years, Spectrum has not incurred material costs relating to environmental compliance.

EMPLOYEES

As of December 31, 2004, SSSI had approximately 65 employees.  Approximately 51% of its employees are engaged in manufacturing, 11% are engaged in engineering, research and development, 20% are engaged in management services, and 18% are engaged in sales, marketing, product support and general administration. None of the Company’s employees are represented by a union or are covered by a collective bargaining agreement.  All of SSSI’s employees are based in the United States.  The Company considers its current employee relations to be satisfactory.  M&M Engineering Limited currently has approximately 70 employees and approximately 70% of these employees are covered by a collective bargaining agreement.  CEECO has a total of 13 employees and none of them are covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTY

The Company’s corporate headquarters are located in the “City of Fort Walton Beach, Commerce and Technology Park” at 91 Hill Avenue and are sited on an eight acre parcel of land.  The Company’s property includes approximately six acres of unimproved land with the balance being developed.  The Company owns the land and building.  The Company also owns a corporate condominium located in Fort Walton Beach, Florida.  SSSI’s engineering, manufacturing, research and development and administrative offices are in Fort Walton Beach, Florida.  M&M and its subsidiary M&M Offshore Limited operate out of a 47,500 square foot fabrication facility located on a 15 acre property in St. Johns, Newfoundland.  CEECO leases a 15,000 square foot facility located in Port Canaveral, Florida.

The following table presents certain information on our leased and owned operating properties:

LOCATION	SQ. FEET	USE	LEASED OR OWNED	LEASE EXPIRATION DATE
Spectrum Sciences & Software, Inc. 91 Hill Avenue, NW Ft. Walton Beach, Florida 32548	47,200	Engineering, Manufacturing, Research & Development, and Administrative Office	OWNED	N/A
Spectrum Sciences & Software, Inc. 321 Bream Avenue, Unit 604 Ft. Walton Beach, Florida 32548	1,089	Condominium	OWNED	N/A
Spectrum Sciences & Software, Inc. 755 Lovejoy Road Ft. Walton Beach, Florida 32548	10,000	Precision Machine Shop, Metal Fabrication	LEASED	August 31, 2006
Spectrum Sciences & Software, Inc. 97 Hill Avenue, NW Ft. Walton Beach, Florida 32548	33,500	Metal Fabrication, Metal Treatment, Packaging and Shipping	LEASED	April 30, 2009
M&M Engineering Ltd. 456 Logy Bay Road St. Johns, Newfoundland A1A 5B2	47,500	Metal Fabrication, Machine Shop, Metal Treatment, Shipping and Receiving	OWNED	N/A
Coast Engine and Equipment Company, Inc. 8985 Columbia Road Cape Canaveral, FL 32920	15,000	Metal Fabrication, Metal Treatment, Machine Shop, Shipping and Receiving	LEASED	April 30, 2006

 ITEM 3.  LEGAL PROCEEDINGS

Harassment Suit

In December 2002, three Spectrum Sciences and Software, Inc. employees each filed complaints for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court, District of Arizona.  The case numbers for these complaints are: CIV ‘02 2621PHX MHM; CIV ‘02 2619 PHX DKD; and CIV ‘02 2620 PHX FJM.  In January 2003, Spectrum filed answers to all three complaints, denying all allegations of wrongdoing. The plaintiffs requested the following: compensatory damages, plus special incidental damages in such a sum as may be proven at trial; punitive damages in such a sum as may be proven at trial; cost for the suit; cost of attorney’s fees; and such other relief as the court deems just and proper.  The case was brought for trial on January 31, 2005 and the case was adjudicated in favor of the plaintiffs with a total award of $383,100 plus attorney’s fees.  The awards were for $300,000, $80,000, and $3,100 respectively for the three plaintiffs.  On March 7, 2005 the plaintiffs lodged a Form of Judgment with the court.  Spectrum filed an objection to the Form of Judgment on the basis that the judgment amounts exceed the statutory limits allowed under Title VII of the Civil Rights Act of 1964.  Spectrum asserted that under 42 U.S.C. 1981a(3) the maximum individual award should not exceed $50,000 per plaintiff as the operations in Arizona did not exceed 100 total employees during the relevant periods for the case.  The court has not yet ruled on Spectrum’s objection to the Form of Judgment.

Section 16 (b) Claim

In July, 2004, a complaint was filed in the United States District Court, Southern District of Florida by Todd Augenbaum against Robert Genovese (“Genovese”), Endeavor Capital Group, LLC, BG Capital Group, Ltd, and Spectrum.  The suit alleges that Genovese and his affiliated companies beneficially owned more than 10% of the outstanding common stock of Spectrum and that Genovese acted as an officer and director of the Company.  Based on these assertions, the suit claims that Genovese was a statutory insider of Spectrum, and as such, is presumed to have had access to material non-public information concerning the Company’s operations and future business prospects, and is therefore subject to the provisions of Section 16(b) of the Exchange Act.  The action was brought by Mr. Augenbaum in order to obtain a recovery for the Company of short-swing profits alleged to have been unlawfully obtained by Genovese through the purchase and sale of Company securities.  The Company is a nominal defendant in the action and has no liability for the claims asserted therein against the other defendants.  The Company’s answer to the complaint was filed in the U. S. District Court, Ft. Lauderdale, FL on August 26, 2004. The plaintiff filed an Amended Complaint on October 18, 2004 and the Company filed its response as a nominal defendant November 12, 2005.  The defendants filed a motion to dismiss the action and the court denied the motion on January 6, 2005.  The Company cannot currently make a prediction of what the outcome of the litigation will be.

Claim by the former President of the Company, Mr. Donal R. Myrick.

On August 24, 2004, the former President and CEO of the Company, Mr. Donal R. Myrick filed a complaint for alleged breach of employment contracts and damages associated with a delayed stock sale.  The case was filed in the Circuit Court, First Judicial Circuit in and for Okaloosa County, Florida under case number 04CA3510.  The suit alleges three counts against the Company:

•

Spectrum has breached its obligation under an oral employment agreement for the period November 2002 to December 2003 by failing and refusing to pay salary or benefits;

•

Spectrum has breached its obligation under a written employment agreement starting December 2003 by failing to fully compensate Mr. Myrick under that agreement up to the time of his resignation; and

•

Spectrum, by its failure to issue an opinion letter to allow the sale of Mr. Myrick’s stock in the open market, is liable for the damages that occurred due to the difference in value as to the date the registration of transfer should have occurred and the eventual date that Mr. Myrick was able to liquidate the stock in the open market.

Mr. Myrick’s suit demands damages of and from Spectrum together with interest and costs and such other and further relief as the Court deems just and proper.  The Company intends to vigorously defend its position in the case and filed its answer to Mr. Myrick’s complaint on October 25, 2004.  Discovery is continuing and one deposition has been completed in advance of a court ordered attempt to mediate the claim.  The Company currently does not know what the outcome of this litigation will be.

Munitions Assembly Conveyor (MAC) Lawsuit

On August 23, 2004, Spectrum Sciences & Software, Inc. filed suit against the United States Government in the United States Court of Federal Claims (case number 04-1366C) based on the Government’s actions associated with the procurement of the improved Munitions Assembly Conveyor (MAC).  The MAC is a munitions handling and support equipment system used to build up munitions prior to loading on an aircraft.  As a result of Spectrum’s experience in both utilizing and producing the MAC, Spectrum identified numerous areas needing improvement and upgrading to this old system.  Based on Spectrum’s work, the Government entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving munitions support equipment including the MAC.  As part of the CRADA negotiation, Spectrum identified its prior development and unique modifications and improvements that constituted Spectrum’s trade secrets and intellectual property associated with the MAC.  Following completion of the CRADA effort and delivery of the final report, the Government made overtures to purchase Spectrum’s rights in the redesigned MAC, however, the offer was rejected as being inadequate to compensate Spectrum for its efforts in redesigning the MAC and for the potential for further licensing opportunities.  Following the failure of these discussions, Spectrum alleges that the Government deliberately breached its obligation to Spectrum under the CRADA to safeguard and protect Spectrum’s intellectual property and proprietary information by improperly disclosing and widely disseminating to third parties, including Spectrum competitors, Spectrum’s proprietary information via a draft Request for Proposal Solicitation dated May 1, 2004.  Based on the Government’s actions, Spectrum filed suit on three counts alleging:

•

Breach of Express Contract

•

Breach of Implied in Fact Contract

•

Misappropriation of Trade Secrets

Spectrum has requested damages in excess of $10,000,000 on the counts plus the award of its costs, fees, expenses and attorney’s fees associated with this action.

The Department of Justice filed its response on December 6, 2004.  Based on discovery to date, Spectrum has amended its suit (filed March 14, 2005) and discovery is continuing.  The Company currently does not know what the outcome of this litigation will be.

Garrison Lawsuit

On February 22, 2005, Spectrum Sciences & Software, Inc. filed suit against former employees Donald L. Garrison, David M. Hatfield and their current employer Control Systems Research, Inc. in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida (case number 2005-CA-000779 S).  Spectrum alleges that during their employment at Spectrum, Mr. Garrison and Mr. Hatfield were actively involved with the development and application of the Safe Range project (a proprietary Spectrum product) and other non-technical company information such as employee wage data and personnel files, marketing plans, bidding information, and information about other Spectrum contracts and affairs.  The suit alleges that Garrison and Hatfield used Spectrum’s confidential and proprietary information (in violation of their signed agreements for Protection of Proprietary Information) to allow their new employer (Control Systems Research, Inc.) to improperly compete against Spectrum with regards to the Safe Range program and other related government contracts.  The five counts identified in the lawsuit include:

•

Breach of Contract

•

Violation of Uniform Trade Secrets Act

•

Tortious Interference

•

Conversion

•

Civil Conspiracy

Total damages to Spectrum were not specified and the defendants have not yet responded to the suit.  The Company currently does not know what the outcome of this litigation will be.

Informal Inquiry Initiated by the Securities and Exchange Commission

On April 28, 2004, Spectrum was informed by the Securities and Exchange Commission (SEC), Division of Enforcement that they were conducting an informal inquiry into the Company.  In conjunction with that inquiry, the SEC has requested that the Company voluntarily provide the SEC with the documents and information they requested.  More specifically, the SEC requested, among other things:

•

All documents concerning Robert Genovese, Endeavor Capital Group Ltd., and B.G. Capital Group Ltd.;

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 5, 2003, the National Association of Securities Dealers (NASD) approved the Company’s common stock for quotation on the OTC Bulletin Board electronic quotation system.  The stock is currently trading under the symbol “SPSC”.  The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reported on the OTCBB.  The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
Year Ending December 31, 2003
March 31, 2003	1.00	0.90
June 30, 2003	1.60	1.00
September 30, 2003	1.60	1.30
December 31, 2003	1.83	1.45

Year Ending December 31, 2004
March 31, 2004	2.81	1.60
June 30, 2004	4.02	0.70
September 30, 2004	1.55	0.58
December 31, 2004	1.69	1.14

Source:  OTCBB and Pink Sheets, Inc.

On April 12, 2005, the closing bid price for our common stock was $2.00.

SHAREHOLDERS

As of December 31, 2004, there were approximately 12,250 shareholders of record of the Company’s common stock.

DIVIDENDS

The Company has not paid any cash dividends for the past two fiscal years and has no intention to pay a dividend.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of December 31, 2004, concerning outstanding options to purchase common stock granted to participants in all of the Company’s equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,000,000 (1)	$1.65	1,000,000
Equity compensation plans not approved by security holders	15,243,250 (2)	$1.82	4,756,750
Total	24,243,250		5,756,750

(1)

Represents stock options issued pursuant to the Company’s 2004 Non-Statutory Stock Option Plan.

(2)

Represents stock options issued pursuant to the Company’s Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan and the Company’s Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.

2004 Non-Statutory Sock Option Plan

The 2004 Non-Statutory Stock Option Plan was adopted by the Board of Directors on March 11, 2004.  The plan was intended to advance the interests of the Company by inducing individuals, and eligible entities, and by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company, and by providing the participating employees, non-employee directors, consultants and advisors with an additional incentive to promote the success of the Company.  Under this plan, a maximum of 10,000,000 shares of the Company’s common stock, par value $.0001, were authorized for issue.  Options issued under this plan would expire one year from the date of issue.

Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan

The Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan was adopted by the Board of Directors on April 16, 2004.  This restated plan took the same form as the 2004 Non-Statutory Stock Option Plan with the exception that the maximum number of options shares authorized under this plan was increased to 30,000,000 shares of the Company’s common stock, par value $.0001.

Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan

The Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan was adopted by the Board of Directors on November 15, 2004.  This restated plan took the same form as the earlier plans, except that it amended the expiration date on future stock options issued from one year to three years and likewise extended the expiration date of any options issued pursuant to such prior stock option plans.  No additional options shares were authorized under this amended plan.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in 2004.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this report. For this purpose, any statements contained in this report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the stock of the Company.

The following discussion should be read in conjunction with our consolidated financial statements, including the related notes, appearing elsewhere in this report.  The following discussion and analysis contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those discussed in the forward-looking statements as a result of the various factors set forth elsewhere in this report.

OVERVIEW

Spectrum Sciences & Software Holdings Corp. provides engineering, manufacturing and technological support services for the United States Department of Defense.

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

We use the percentage-of-completion method of accounting for fixed-price contracts and, therefore, match revenue with the cost incurred on each unit produced at the time the Company recognized its sale based on the estimate of gross profit margin the Company expects to receive over the life of the contract.  The Company currently evaluates its estimates of gross margin on a monthly basis.  In addition, the Company uses the cumulative catch-up method to recognize its changes in estimates of sales and gross margins during the period in which those changes are determined.  The Company charges any anticipated losses on a contract to operations as soon as those losses are determined. The principal components of the Company’s contract cost of revenue are materials, subcontractor costs, labor and overhead. The Company charges all of these costs to the respective contracts as incurred.

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

The Company’s results of operations, particularly its revenue and gross profits, and its cash flows may vary significantly from period to period depending upon the timing of delivery of finished products and the terms of contracts.  As a result, period-to-period comparisons may show substantial changes disproportionate to the Company’s underlying business activity. Accordingly, the Company does not believe that its quarterly results of operations are necessarily indicative of results for future periods.

While Spectrum Sciences & Software Holdings Corp. has undertaken an aggressive acquisition program in 2005, Spectrum Sciences & Software, Inc., which was our only operating company in 2004, had losses of over $1.5 million.  Spectrum reported a consolidated net loss of $40,307,047 for fiscal 2004.  Substantially all of the losses of Spectrum were related to charges incurred in 2004 that are not anticipated to be incurred in 2005, which are outlined in the following table:

Spectrum Sciences and Software Holdings
Investor Relations (discontinued program)	$ 2,762,626
Loss of Deposit for Abandoned Inland Fabricators Acquisition	25,000
Non-Cash Expensing of Consultant Options	32,944,900
Subtotal Spectrum Holdings	35,732,526
Spectrum Sciences & Software, Inc.
Interest Expense	165,532
Repairs on 91 Hill Ave. & 97 Hill Ave.	87,329
Department of Labor Wage Determination - Gila Bend	102,516
Department of Labor (Drive time & meal breaks) Wage Determination - Gila Bend	101,495
Losses on Gila Bend contract (Including G & A and Other Non-Reimbursable, excluding Wage Determination)	887,412
Write off of old Ver-Val inventory	90,000
10 First Articles Pre-operating costs expensed (approximate)	270,000
Write off of Obsolete Engineering Drawings	38,714
Harassment Suit	323,323
Subtotal Spectrum Inc.	2,066,321
TOTAL	$ 37,798,847

PLAN OF OPERATION

We provide engineering, manufacturing and technological support services for the United States government.  Our revenues are earned primarily from contracts with the U.S. Department of Defense.  Our goal is to grow our current business through strategic acquisitions of private defense and government contractors, including the recently completed acquisitions of M&M and CEECO.  Our plan of operations has two major components:  financing our current operations, and completing our acquisition strategy.

MINIMUM 12 MONTHS REQUIREMENTS

Total cash, cash equivalents, certificates of deposit and other short term investments equaled approximately $24.5 million at December 31, 2004.  We had cash and cash equivalents totaling $5,666,910.  The Company also held $879,133 in Certificates of Deposit and $17,916,030 in U.S. Government and agency securities.  An analysis of our accounts payable and accrued and other liabilities indicates that our largest accounts payable at December 31, 2004 were Washington Group International (WGI) for $543,428 of which $364,754 was due for WGI’s portion of the Department of Labor Wage Determination reimbursement and $178,674 for the final September payment for the base contract – for which Spectrum as of April 7, 2005 has not been reimbursed from the contracting office at Barry M. Goldwater Bombing Range.  Spectrum also owed Environmental Management Inc. (EMI) $116,303 at December 31, 2004.  This was for EMI’s portion of the base contract, which ended September 30, 2004.  As of March 29, 2005 Spectrum has paid both of these vendors in full, both for the base contract payments and the Wage Determination portions.

We netted approximately $31.8 million in cash from the exercise of options in 2004.  Based upon the revenue, expense and cash flow projections of our business plan, we expect that we will have sufficient working capital for the foreseeable future and will not need to raise additional financing to support continued operations.

NON-CASH STOCK-BASED COMPENSATION EXPENSE

We incurred non-cash compensation charges of approximately $34.5 million during 2004 compared to $-0- in 2003.  These charges relate to stock options granted to employees, consultants, directors and officers.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions.

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

Inventory Valuation. We review our inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying value. The review includes identification of slow-moving inventories, obsolete inventories, and discontinued products or lines of products. The identification process includes analysis of historical performance of the inventory and current operational plans for the inventory as well as industry and customer-specific trends. If our actual results differ from management expectations with respect to the selling of our inventories at amounts equal to or greater than our carrying amounts, we would be required to adjust our inventory values accordingly.  In 2004, the Company wrote off approximately $90,000 of obsolete inventory.

Net Operating Loss Carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $7,248,000 net operating loss carryforward for federal income tax purposes as of December 31, 2004.  This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Impairment of Long Lived Assets. We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.  In 2004, the Company wrote off approximately $38,700 construction in progress for engineering drawings that were never utilized.  When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset’s carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model, and other measures of fair value.

RESULTS OF OPERATIONS

The following tables set forth selected financial data from continuing operations on a consolidated and segment basis for the years ended December 31, 2004 and 2003. The segment tables, shown below, exclude certain charges, which are shown separately.  These excluded charges include selling, general and administrative expenses

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

CONSOLIDATED OVERVIEW

FOR THE YEARS ENDED DECEMBER 31,
	2004		2003
Revenue	$ 11,133,748	100.00%	$ 13,329,963	100.00%
Cost of Revenue	$ 11,187,641	100.48%	$ 11,681,302	87.60%
Gross Margins	$ (53,893)	(0.48)%	$ 1,648,661	12.40%

Overall revenue from continuing operations for the twelve months ended December 31, 2004 decreased by approximately 16% compared to the same period in 2003 primarily due to the loss of the Gila Bend contract in September 2004 for the Operations and Maintenance of the Gila Bend Air Force Auxiliary Field, AZ and the Barry M. Goldwater Range.  In the previous year this contract accounted for approximately 70% of total revenues as compared to approximately 60% of 2004 revenues.  Partially offsetting this decrease in revenues was a 23% increase in the Manufacturing revenues of $497,166 for the same period.

Gross margins as a percentage of revenue decreased by approximately 103% for the twelve-month period ended December 31, 2004 as compared to the same period in 2003.  Factors impacting the reduced overall margins include the loss of the Gila Bend contract for the Management Services segment and the non-recurring costs associated with producing ten (10) first articles that were required to be produced in the Manufacturing segment in 2004.  These ten first articles were built and tested as SSSI’s verification to the Government of our ability to support production of these items for long term, multi-year contracts.

ENGINEERING AND INFORMATION TECHNOLOGY SERVICES SEGMENT

FOR THE YEARS ENDED DECEMBER 31,
	2004		2003
Revenue	$ 1,477,793	100.0%	$ 1,806,273	100.0%
Cost of Revenue	$ 732,083	49.5%	$ 980,604	54.3%
Gross Margins	$ 745,710	50.5%	$ 825,669	45.7%

Revenues in the Engineering and Information Technology Services segment decreased approximately 18% for the period ended December 31, 2004 as compared to the same period in 2003.  Decreased sales were a result of reduced licensing revenues in 2004 and contracting issues encountered with the Department of the Navy in the fourth quarter of 2004.

Gross margin for the period decreased approximately 10% as compared to 2003.  However, gross margins as a percent of revenues increased by 5% due to decreased direct labor costs.

MANAGEMENT SERVICES

FOR THE YEARS ENDED DECEMBER 31,
	2004		2003
Revenue	$ 6,960,813	100.0%	$ 9,325,714	100.0%
Cost of Revenue	$ 7,234,887	103.9%	$ 8,697,109	93.3%
Gross Margins	$ (274,074)	(3.9)%	$ 628,605	6.7%

Revenue in the Management Services segment decreased approximately 25% for the twelve-month period ended December 31, 2004 compared to 2003 as the Gila Bend contract ended on September 30, 2004.  Further impacting the decrease in revenue was the reduced bid price for the last year of the Gila Bend contract as compared to the previous year.

Gross margins as a percent of revenue decreased by approximately 144% for the twelve-month period ended December 31, 2004.  Primary factors impacting the reduction in gross margin was the shortened contract period of only nine months, the lower bid rates for the last year of the contract compared to 2003, and an extensive amount of vehicle maintenance that was not anticipated on the aging Government fleet.  The Management segment also encountered significant one time non-recurring costs associated with Department of Labor actions totaling $204,011 and the adjudication of the harassment suit which contributed another $323,323 in non-recurring costs for the year.

MANUFACTURING SEGMENT

FOR THE YEARS ENDED DECEMBER 31,
	2004		2004
Revenue	$ 2,695,142	100.0%	$ 2,197,976	100.0%
Cost of Revenue	$ 3,220,671	119.5%	$ 2,003,589	91.2%
Gross Margins	$ (525,529)	(19.5)%	$ 194,387	8.8%

Sales in the Manufacturing segment increased approximately 23% for the twelve-month period ended December 31, 2004 as compared to 2003.  The increase in revenue is attributed to the award of several large multi-year contracts during the period.

Gross margin, as a percentage of revenue, decreased by 370% in 2004 as compared to 2003.  Primary factors contributing to the decrease in gross margins were the one time costs associated with inventory write-off from the purchase of Ver Val assets (approximately $90,000) five years ago and the extensive effort involved in the ten (10) “first articles” provided to the government in 2004.  During the period, Spectrum built and tested ten new products for the government as these were the first time verifications of our ability to build these products in support of longer, multi-year contracts.  Completing these “first articles” positions the Company to continually receive follow-on orders over the next 5 to 7 years on these products.  The Manufacturing segment also lost over two weeks of production due to two hurricanes affecting our area (including Hurricane Ivan impacting just west of Pensacola, Florida), physical damage to our facilities, and a loss of vital vendor support.  Many of our primary vendors in the Pensacola, Florida area were without power for over six weeks and significantly impacted production schedules.  Other vendors in the central and south Florida area were similarly impacted by the storms that impacted those areas.

OPERATING EXPENSES

FOR THE YEARS ENDED DECEMBER 31,
	2004		2003
Selling, general and administrative	$ 40,564,140	100.0%	$ 1,268,174	100.0%

Selling General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $40,564,140 for the year ending December 31, 2004 compared to $1,268,174 in the same period 2003, a net increase of $39,295,966.  This increase is due to the additional $35,832,884 in costs for investor relations activities and the expensing of stock based consultant compensation; the expensing of $1,398,796 of stock option compensation for certain directors, officers, and employees of the Company; and $1,487,362 of expenses attributable to the operations of the Company’s wholly owned subsidiary Spectrum Sciences & Software, Inc.

During the year ended December 31, 2004, there was a $32,944,900 non-cash expense recorded for stock-based consulting compensation.  However, the exercise of the options granted to the consultants also increased additional paid-in capital by $35,280,677.  In addition, the Company recorded approximately $2,762,626 of investor relations expenses during 2004.  These expenses related to the implementation of initial investor awareness/relations services such as broker/analyst meetings, contracts, and mailing to brokers and analysts, investment advisors and individual investors.  Additional expenses were also incurred for legal fees and the assessment and due diligence involved in prospective acquisitions.

OTHER INCOME AND EXPENSES

Interest Income and Expense, Net. Net interest income was $124,362 in the year ended December 31, 2004, compared to net interest expense of $294,639 in the same period 2003.  Interest expense was reduced with the payoff of the Company’s lines of credit and the Company’s real estate holdings.

Other Income and Expense, Net. Net other income in the year ended December 31, 2004 was $165,328 compared to other income of $212,134 in 2003.  Our other income consists primarily of rental income received from the U.S. Government.

BACKLOG BY SEGMENT (UNAUDITED)

	Total Company	Engineering and Information Technology	Management Services	Manufacturing
Year End 2004	$ 11,153,454	$ 811,496	$ 237,000	$ 10,104,958

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents, certificates of deposit and other short-term investments equaled approximately $24.5 million at December 31, 2004.  We had cash and cash equivalents totaling $5,666,910.  The Company also held $879,113 in Certificates of Deposit and $17,916,030 in U.S. Government and agency securities.  During the past fiscal year, our principal sources of funds have been cash generated from continuing operations, proceeds from exercises of stock options, loans, and financing activities.

As of December 31, 2004, the Company’s working capital was $26,298,128 as compared to a negative working capital of ($1,182,912) at December 31, 2003.

At December 31, 2004, the current ratio was 11.2 as compared to a ratio of 0.69 at December 31, 2003.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and report of independent registered certified public accounting firm are included herein immediately following the signature page to this report.  See Item 13 for a list of the financial statements included.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters in 2004.

ITEM 8A.  CONTROLS AND PROCEDURES

Our current principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company’s current principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1954, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any significant changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART  III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names of our executive officers and directors, their ages as of March 30, 2005, and the positions currently held by each are as follows:

NAME	AGE	POSITION
William H. Ham, Jr.	56	Chief Executive Officer and President
Nancy Chadderdon Gontarek	49	Executive Vice President, Chief Financial Officer and Secretary
Kelvin D. Armstrong	63	Director
Karl Heer	55	Director

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

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

NANCY CHADDERDON GONTAREK.  Ms. Gontarek has been the Chief Financial Officer of Spectrum Sciences & Software, Inc. since November, 2002.  From November, 2000 to November 2002, Ms. Gontarek was the Controller of Spectrum Sciences & Software, Inc.  Ms. Gontarek has over 20 years experience in financial management, with 5 years previous experience with a major Department of Defense contractor. From 1995 to 2000, Ms. Gontarek was the Controller for Nugget Oil, Inc., a $100 million company located in Crestview, Florida.  Ms. Gontarek earned a B.A. degree from State University of New York at Fredonia, New York, and she earned an M.B.A.  from  George  Washington  University  in  Washington,  DC  in  1982.

KELVIN  “KELLY” DONALD  ARMSTRONG.  Mr. Armstrong has been a director of Spectrum since October 2003.  From 1979 to 1998, Mr. Armstrong owned and managed the Glen Oak Ford auto dealership in Victoria, British Columbia, Canada.  Mr. Armstrong sold the Ford auto dealership in 1998.  In 1998, Mr. Armstrong founded KellyOak Enterprises, Ltd., an investment and property management firm.  Also, in 1998, Mr. Armstrong founded KOEL Enterprises, Ltd., a consulting firm that provides consulting and management services to companies having financial problems.  In 1992, Mr. Armstrong was elected to the Victoria City Counsil where he served for one year.  Mr. Armstrong served on the Victoria, British Columbia Police Board from 1989 to 1992.  Additionally, Mr. Armstrong is president of the Cystic Fibrosis Foundation, Victoria, British Columbia Chapter, director of Cystic Fibrosis Canada and director of Arbutus Society for Children.

KARL HEER.  Mr. Heer has been a director of Spectrum since October 2003.  From 1986 to the present, Mr. Heer has co-owned and operated Nautic Distributors Ltd., based in Richmond, British Columbia, Canada.  Nautic is a distributor of water sporting goods (water skis, wake boards and ancillary products like gloves, life jackets and tow ropes) throughout Canada.  From 1985 to 1990, Mr. Heer was the district credit manager for W.G. McMahon Ltd. a carpet and floor covering wholesale company based in Burnaby, British Columbia.  At W.G. McMahon Mr. Heer was responsible for handling credit and collections through the western Canadian provinces.  From 1976 to 1985, Mr. Heer was the district credit manager for Buckwold’s (Western) Ltd. also a carpet and floor covering wholesale company, based in Saskatoon, Saskatchewan, Canada.  At Buckwold’s Mr. Heer was responsible for handling credit and collections through the western Canadian provinces.  Mr. Heer earned a B.A. degree in Commerce from Simon Fraser University, located in Burnaby, British Columbia, in 1971.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of  the Company and persons who own more than  ten  percent  of a registered class of Spectrum Sciences and Software Holding Corp. equity  securities to file reports of ownership  and  changes in their  ownership on Forms 3, 4, and 5 with the  Securities  and Exchange Commission, and forward copies of such filings to the Company.  Based on the copies of filings received by the Company during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered  pursuant  to Section 12 of the Exchange Act have filed all required Forms 3, 4, and 5 and any amendments thereto; however, each of William H. Ham, Jr., Nancy C. Gontarek, Kelvin D. Armstrong and Karl Heer failed to make such required filings on a timely basis with respect to options issued to such individuals on April 20, 2004 and November 15, 2004.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its principal executive officer and principal financial officer, a copy of which is filed with the Securities and Exchange Commission as an exhibit to its 2003 annual report or Form 10-KSB.

FINANCIAL EXPERT

The Company does not have a standing audit committee of the Board of Directors.  Management has determined not to establish an audit committee at present because the limited resources of the Company and its limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  Spectrum does not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for the Company to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

ITEM 10. EXECUTIVE COMPENSATION

ANNUAL COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Spectrum Sciences & Software Holdings Corp. for the prior fiscal years ended December 31, 2004, 2003,and 2002, of those persons who were either the chief executive officer during the last completed fiscal year or one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000.  Mr. Ham’s and Mrs. Gontarek’s employment contracts call for bonuses based on corporate profitability.  No bonuses were awarded in 2004 to Mr. Ham or Mrs. Gontarek.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)
Donal R. Myrick Former President and CEO, Former Chairman of the Board of Directors	2004	30,327
	2003	10,000
	2002	99,996
Donald Garrison Former Chief Operating Officer	2004	17,374
	2003	82,014
	2002	82,014
William H. Ham, Jr, Chief Executive Officer, President	2004	87,498
	2003	64,104
	2002	60,984
Nancy Chadderdon Gontarek, Chief Financial Officer, Executive Vice President and Secretary	2004	107,750
	2003	76,375
	2002	65,000

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

Mr. Myrick resigned as President, CEO and Chairman of the Company on March 23, 2004.

In 2004, William Ham signed an employment contract through December 31, 2005 that was subsequently extended by the Board of Directors to the time set for the next annual shareholders meeting in 2006.  His agreement is to serve as the President and Chief Executive Officer of the Company.  Mr. Ham’s compensation pursuant to this employee agreement is $8,333.33 per month ($100,000 annually) and includes bonus provisions based on Company profitability.  The agreement also calls for severance pay to Mr. Ham, if he is terminated without cause equal to six months of his base salary.

Donald Garrison submitted his resignation as the Chief Operating Officer effective February 2, 2004.

In 2004, Mrs. Gontarek signed an employment contract through December 31, 2005 that was subsequently extended by the Board of Directors to the time set for the next annual shareholders meeting in 2006.  Her agreement is to serve as the Chief Financial Officer of the Company.  Mrs. Gontarek’s compensation pursuant to this employee agreement is $10,000.00 per month ($120,000 annually) and includes bonus provisions based on Company profitability.  The agreement also calls for severance pay to Mrs. Gontarek, if she is terminated without cause equal to six months of her base salary.

DIRECTOR COMPENSATION

A compensation package for our board of directors was established in January 2004.  Each director is due $12,000 per annum, payable quarterly on each March 31, June 30, September 30 and December 31 for executing normal board duties.  On May 7, 2004, the board of directors approved an additional monthly compensation for the non-employee board members of $3,000 per month to become effective on April 15, 2004 and to be paid at the end of each month that a member has served.  This additional compensation for non-employee board members was due to the considerable amounts of time in document production, interviews with the SEC, meeting with attorneys, and generally ensuring that the Company appropriately responds to the SEC during the inquiry in an effort to protect the shareholders.  Subsequent to this election the board of directors have approved an extension of this additional monthly $3,000 compensation for non-employee directors due to the considerable amounts of time the board members are continuing to expend away from their own businesses in the execution of the Company’s growth and acquisition integration undertakings in 2005 and beyond.  This extension will continue until the next annual shareholders meeting in 2006.

The directors may also receive additional compensation in the form of stock options as approved by the board of directors from time to time.  For instance, on April 20, 2004 and November 15, 2004, the board of directors approved the issuances of 75,000 options, on each of such dates, to each of Kelvin Armstrong and Karl Heer, who are both non-employee directors, in connection with their continued board service.  On January 12, 2005, the board approved the issuance of 300,000 additional options to each of Kelvin Armstrong and Karl Heer for their services as directors, which become exercisable upon the acquisition by the Company of businesses with annual revenues in the aggregate of at least $20 million.  On February 14, 2005, the board approved the issuance of 500,000 options to each of the directors, including Kelvin Armstrong, Karl Heer and William Ham, which become exercisable upon the Company's certification that it has acheieved earnings before interest, taxes, depreciation and amortization of $4 million for the 2005 fiscal year.

Directors are also reimbursed for travel expenses incurred in connection with the Company’s business.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options made to the Company’s executive officers during the fiscal year ended December 31, 2004.

Option Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share)	Market Price on Date of Grant	Expiration Date
William H. Ham, Jr., President and CEO	110,000 110,000	9.4% 9.4%	$1.65 $1.40	$3.18 $1.40	April 20, 2007 November 15, 2007
Nancy C. Gontarek, CFO and EVP	110,000 110,000	9.4% 9.4%	$1.65 $1.40	$3.18 $1.40	April 20, 2007 November 15, 2007

(1)

Issued pursuant to the terms of the Company’s Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan and the Company’s Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END VALUES

There were no option exercises by the executive officers of the Company during the fiscal year ended December 31, 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2005. The information in this table provides the ownership information for:

•

each person known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

our executive officers, directors and director nominees as a group.

Percentage ownership in the following table is based on 38,969,300 shares of common stock outstanding as of March 30, 2005. The percentages have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percentage Outstanding
William H. Ham, Jr. [1] 91 Hill Avenue NW Fort Walton Beach, Florida 32548	Common Stock, $.0001 par value	1,020,000	2.6%
Nancy Chadderdon Gontarek [2] 91 Hill Avenue NW Fort Walton Beach, Florida 32548	Common Stock, $.0001 par value	520,000	1.3%
Kelvin D. Armstrong [3] 91 Hill Avenue NW Fort Walton Beach, Florida 32548	Common Stock, $.0001 par value	964,000	2.5%
Karl Heer [4] 91 Hill Avenue NW Fort Walton Beach, Florida 32548	Common Stock, $.0001 par value	950,000	2.4%
All directors and officers as a group		3,454,000	8.8%
Robert Genovese [5] (5% owner)	Common Stock, $.0001 par value	6,291,625	16.1%

1.

Includes 1,020,000 shares of common stock issuable pursuant to stock options.

2.

Includes 520,000 shares of common stock issuable pursuant to stock options.

3.

Includes 950,000 shares of common stock issuable pursuant to stock options and 14,000 shares of common stock.

4.

Includes 950,000 shares of common stock issuable pursuant to stock options.

5.

Includes 2,921,700 shares of common stock issuable pursuant to stock options and 3,369,925 shares of common stock.  Based on the Schedule 13D filed by Robert Genovese on October 1, 2004 reporting beneficial ownership of the Company’s common stock, some or all of such shares beneficially owned by Mr. Genovese may be beneficially owned by BG Capital Group, Ltd.  The address of Mr. Genovese is c/o BG Capital Group, Ltd.,2424 North Federal Hwy., #101, Boca Raton, FL, 33431 and the address of BG Capital Group, Ltd. is 2424 North Federal Hwy., #101, Boca Raton, FL, 33431.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions related to BG Capital Group Limited, Endeavor Group, LLC and Related Stockholder

The Company was provided management consulting services by Endeavor Capital Group, LLC, which is owned by one of the stockholders (Mr. Genovese) of the Company.  The terms of the original consulting agreement between Endeavor Capital Group, LLC and the Company was from March 1, 2003, to March 1, 2004.

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

On April 16, 2004, the Company and a stockholder amended and restated the March 11, 2004, consulting agreement.  The amended agreement extended the term of the contract to April 19, 2006, and contained an exclusivity provision.  As part of that agreement, the stockholder was issued options to acquire an additional

9,000,000 shares of common stock at a per share exercise price equal to the lesser of $1.95 or 60% of the closing price on the day preceding notice of exercise.  In addition, the stockholder was issued options to acquire 5,000,000 shares of common stock at an exercise price of $1.65 as a result of his role in the now abandoned Inland Fabricators LLC (IFAB) transaction.  The total options granted to the stockholder during the twelve months ended December 31, 2004, were 23,000,000.

On May 4, 2004, the Company suspended the consulting agreement with Mr. Genovese.  That suspension remained in effect until October 1, 2004, when the Company and Mr. Genovese entered into a new consulting arrangement, which entirely replaced all prior consulting agreements with Mr. Genovese.  Pursuant to the new consulting agreement, Mr. Genovese was retained to render limited independent advisory services concerning certain merger or acquisition candidates for the Company.  Mr. Genovese receives no additional compensation for these services.  The new consulting agreement also contained a variety of standstill provisions, pursuant to which Mr. Genovese agreed, among other things, for a period ending on December 31, 2005, not to acquire additional shares of the Company’s stock and not to seek, either along or as part of a group, to acquire control of the company.  Pursuant to the new consulting agreement, Mr. Genovese has provided limited services in connection with certain acquisition activities undertaken by the Company.  However, the Company is under no obligation to use Mr. Genovese’s services in the future.

As part of the new Consulting Agreement with Robert Genovese, the Company agreed to cancel 1,100,000 shares previously issued to Mr. Genovese and a related stock subscription receivable in the amount of $1,815,000.  The shares were cancelled on October 18, 2004.

The stockholder effectively exercised 20,078,300 options during the first six months of 2004 with an aggregate exercise price of $35,282,685.  The Company received $31,752,811 of cash from the stockholder and converted outstanding debt of $3,529,874 owed to the stockholder and related companies in lieu of cash for exercise of these options.  The Company owed the stockholder $792,030 at December 31, 2003.  The stockholder had advanced the Company $672,551 during the first four months of 2004 to pay operating expenses, and the Company had accrued interest of $7,793 on two interest-bearing notes in the first quarter of 2004.  In addition, the stockholder paid for certain investor relations expenses totaling $2,065,000 during the first quarter of 2004 on behalf of the Company.  During the second quarter of 2004 the Company reversed $7,500 of those expenses.  In the fourth quarter of 2004 the Board of Directors approved $705,126 of investor relations expenses previously disallowed bringing the total investor relations expense paid by the stockholder on behalf of the Company to $2,762,626.

The Company has recorded a receivable from Mr. Genovese of $705,126 at December 31, 2004  However the Company has also recorded a payable to one of Mr. Genovese’s companies of $705,126 at December 31, 2004 primarily representing previously disallowed investor relations expenses which were subsequently approved on the basis that satisfactory support for such expenses was provided.    These receivables and payables are recorded as related party amounts in the financial statements.  On April 5, 2005 the receivable of $705,126 was paid to the Company by Mr. Genovese.

Transactions related to the spouse of the President of the Company

The Company in the second quarter of 2004 repaid $52,500 to the spouse of the President of the Company.  $50,000 was funds advanced to cover operating expenses in 2003 and $2,500 represented interest.

ITEM 13.  EXHIBITS

The following exhibits filed as a part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

Exhibit Number	Description
3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.2

Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.3	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.4

Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.5

Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.6

Bylaws of Silva Bay International, Inc., dated August 26, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.7

Amended And Restated Bylaws of Silva Bay International, Inc., dated March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
10.1

Agreement and Plan of Merger among Silva Bay International, Inc., SSS Acquisition Company and Spectrum Sciences & Software, Inc., dated April 2, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on August 11, 2003)

10.2

Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc., Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2004)

10.3

Share Purchase Agreement, dated as of February 1, 2005, by and among Spectrum Sciences & Software Holdings Corp., EnerNorth Industries Inc. and M&M Engineering Limited (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2004)

10. 4	Employment Agreement with Donal R. Myrick (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
10.5	Employment Agreement with William H. Ham, Jr., dated August 9, 2004 (filed herewith)
10.6	Employment Agreement with Nancy C. Gontarek, dated August 9, 2004 (filed herewith)
10.7

Consulting Agreement with Dwain Brannon, dated December 28, 2001 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

10.8	IRS Levy Letter, dated April 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on August 11, 2003)
10.9

Promissory Note to Washington Group International, Inc. (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on August 11, 2003)

10.10	Stipulation Agreement with Trident (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on August 11, 2003)

10.11	IRS Levy Letter, dated September 5, 2003 (previously filed in registration statement on Form 10-SB File No. 0-50373, filed with the Securities and Exchange Commission on October 1, 2003)
10.12

Four Renewal Revolving Promissory Notes with SouthTrust Bank, and Forbearance Agreement dated February 28, 2002 (previously filed in registration statement on Form 10-SB File No. 0-50373, filed with the Securities and Exchange Commission on October 1, 2003)

10.13

Extension and Modification of Loans, with SouthTrust Bank, dated January 31, 2003 (previously filed in registration statement on Form 10-SB File No. 0-50373, filed with the Securities and Exchange Commission on October 1, 2003)

10.14

Amendment to Extension and Modification of Loans, with SouthTrust Bank, dated August 26, 2003 (previously filed in registration statement on Form 10-SB File No. 0-50373, filed with the Securities and Exchange Commission on October 1, 2003)

10.15

Second Amendment to Extension and Modification of Loans, with SouthTrust Bank, dated September 10, 2003 (previously filed in registration statement on Form 10-SB File No. 0-50373, filed with the Securities and Exchange Commission on October 1, 2003)

10.16

Consulting  Agreement  between Endeavor Capital Group LLC and  Spectrum  Sciences  and Software,  Inc.,  dated  March  1,  2003 (previously filed in registration statement on Form 10-SB File No. 0-50373, filed with the Securities and Exchange Commission on October 24, 2003)

10.17

Consulting Agreement between Robert Genovese and Spectrum Sciences & Software Holdings Corp., dated March 11, 2004. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004)

10.18

Amended and Restated Consulting Agreement between Robert Genovese and Spectrum Sciences & Software Holdings Corp., dated April 16, 2004. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2004)

10.19

Stock Option Agreement between Robert Genovese and Spectrum Sciences & Software Holdings Corp., dated April 20, 2004. (previously filed on Form 10-QSB, filed with the Securities and Exchange Commission on May 24, 2004)

10.20

Stock Option Agreement between Robert Genovese and Spectrum Sciences & Software Holdings Corp., dated April 20, 2004. (previously filed on Form 10-QSB, filed with the Securities and Exchange Commission on May 24, 2004)

10.21

Consulting Agreement between Robert Genovese, Endeavor Capital Group LLC, BG Capital Group Ltd. and Spectrum Sciences & Software Holdings Corp., dated October 1, 2004. (previously filed on Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on October 4, 2004)

10.22

Promissory Note between Spectrum Sciences and Software, Inc. and BG Capital Group Ltd. dated July 25, 2003 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004)

10.23

Publicity Agreement between Capital Financial Media, Inc. and Spectrum Sciences and Software Holdings Corp. dated November 17, 2003 (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2004)

10.24	2004 Non-Statutory Stock Option Plan, dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004)
10.25	Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form S-8, filed with the Securities and Exchange Commission on April 21, 2004)
10.26	Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004)
14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2004)
17.1	Resignation letter from Donal R. Myrick, dated March 19, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2004)
17.2	Supplemental resignation letter from Donal R. Myrick, dated March 23, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2004)

17.3

Response letter, dated March 25, 2004, from Spectrum Sciences & Software Holdings Corp. to resignation letter from Donal R. Myrick, (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2004)

21.1	List of Subsidiaries (filed herewith)
23.1	Accountant’s Consent, Tedder, James, Worden & Associates, P.A. (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees

The aggregate fees billed for professional services rendered by Tedder, James, Worden & Associates, P.A. of Orlando, Florida for the audit of the Registrant’s annual financial statements and review of the financial statements included in the Registrant’s Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $109,210 and $52,970 respectively.

(2)  Audit Related Fees

The aggregate fees billed for professional services rendered by Tedder, James, Worden & Associates, P.A. for audit related fees for fiscal years 2004 and 2003 were $2,500 and $19,422, respectively.

(3)  Tax Fees

The Registrant did not incur any tax fees during the fiscal years 2004 and 2003.

(4)  All Other Fees

The Registrant did not incur any other fees other than audit fees and audit related fees during the fiscal years 2004 and 2003.

(5)  Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Tedder, James, Worden & Associates, P.A. for fiscal years 2004 and 2003.

(6)  Audit Work Attributed to Persons Other than Tedder, James, Worden & Associates’ Full-time, Permanent Employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Date: April 13, 2005	By: /s/ William H. Ham, Jr.
Name: William H. Ham, Jr. Title: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ William H. Ham, Jr	President and Chief Executive Officer	April 13, 2005
/s/ Nancy Gontarek	Treasurer , Chief Financial and Accounting Officer	April 13, 2005
Board of Directors
/s/ Kelly Armstrong	Director	April 13, 2005
/s/ Karl Heer	Director	April 13, 2005

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Consolidated Financial Statements and

Report of Independent Registered Certified Public Accounting Firm

December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED CERTIFIED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Spectrum Sciences & Software Holdings Corp.

We have audited the accompanying consolidated balance sheet of Spectrum Sciences & Software Holdings Corp. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Sciences & Software Holdings Corp. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida

April 8, 2005

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Consolidated Balance Sheet

December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$ 5,666,910
Short-term investments	18,795,143
Receivables	2,759,756
Due from Shareholder	705,126
Inventories	79,010
Prepaid expenses	849,742
Income taxes receivable	32,736
Total current assets	28,888,423

Property, plant and equipment, net	2,280,746
Other assets	43,810
TOTAL ASSETS	$ 31,212,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,025,030
Due to related party	705,126
Accrued expenses	482,923
Deferred revenues	228,968
Provision for contract losses	148,248
Total current liabilities	2,590,295

TOTAL LIABILITIES	2,590,295

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	-
Common stock, $0.0001 par value; 80,000,000 shares authorized, 38,969,300 issued and outstanding	3,897
Additional paid-in capital	69,895,120
Accumulated deficit	(41,277,155)
Accumulated other comprehensive income	822
Total stockholders' equity	28,622,684

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 31,212,979

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2004 and 2003

	2004	2003
Revenues	$ 11,133,748	$ 13,329,963

Cost of revenues	11,187,641	11,681,302

Gross profit (loss)	(53,893)	1,648,661

Operating expenses	40,564,140	1,268,174

Income (loss) from operations	(40,618,033)	380,487

Total non-operating income (expense), net	289,690	(82,505)

Income (loss) before provision for income taxes	(40,328,343)	297,982

Provision for income tax (expense) benefit	21,296	(91,933)

Net income (loss)	(40,307,047)	206,049

Unrealized gain on available for sale securities	822	-

Total comprehensive income (loss)	$ (40,306,225)	$ 206,049

Weighted average common shares outstanding: Basic and diluted	33,616,188	18,845,112

Earnings (loss) per share: Basic and diluted	$ (1.20)	$ 0.01

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at December 31, 2002	600	$ 600	-	(1,176,157)	-	(1,175,557)

Recapitalization of Silva Bay International, Inc.	16,344,000	1,634	69,077	-	-	70,711

Issuance of share to effectuate the recapitalization	2,500,000	250	350	-	-	600

Dissolution of Spectrum Sciences & Software, Inc. stock	(600)	(600)	-	-	-	(600)

Issuance of shares to legal counsel	7,000	1	9,999	-	-	10,000

Net income	-	-	-	206,049	-	206,049

Balances at December 31, 2003	18,851,000	1,885	79,426	(970,108)	-	(888,797)

Stock options issued for consulting services	-	-	32,944,900	-	-	32,944,900

Exercise of stock options	20,078,300	2,008	35,280,677	-	-	35,282,685

Stock options issued to employees	-	-	1,398,763	-	-	1,398,763

Stock options issued for consulting services	-	-	125,358	-	-	125,358

Exercise of stock options	40,000	4	65,996	-	-	66,000

Unrealized gain on investments	-	-	-	-	822	822

Net loss	-	-	-	(40,307,047)	-	(40,307,047)

Balances at December 31, 2004	38,969,300	$ 3,897	69,895,120	(41,277,155)	822	28,622,684

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2004 and 2003

Cash Flows from operating activities:	2004	2003
Net income (loss)	$ (40,307,047)	$ 206,049
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Issuance of stock options to related party for consulting services	32,944,900	-
Issuance of stock options to employees	1,398,763	-
Issuance of stock options to consultant	125,358	-
Issuance of common stock to legal counsel for services	-	10,000
Investor relations expenses paid by a related party	2,762,626	-
Depreciation	175,847	139,393
Realized loss on maturity of short-term investments	12,446	-
(Gain) loss on disposal of equipment	44,515	(22,260)
Deferred income taxes	11,440	46,535
Management consulting fees financed through due to related party	-	121,904
Write-down of obsolete inventory	-	45,000
Accrued interest on due to related party	-	15,590
Increase in cash surrender value of life insurance	-	(18,964)

(Increase) decrease in assets:
Receivables	(1,031,872)	356,905
Inventories	43,382	123,952
Prepaid expenses	(831,019)	(9,730)
Income taxes receivable	(32,736)	-
Cash surrender value of life insurance	38,665	-
Other assets	(29,563)	15,763
Due from stockholder	(705,126)	-

Increase (decrease) in liabilities:
Accounts payable	(245,829)	(142,620)
Accrued expenses	(50,730)	(74,099)
Contract deposits	(50,000)	(123,936)
Deferred revenues	192,002	36,966
Provision for contract losses	148,248	-
Net cash provided by (used in) continuing operations	(5,385,730)	726,448
Net cash used in discontinued operations	-	(15,000)
Net cash provided by (used in) operating activities	(5,385,730)	711,448

Cash flows from investing activities:
Purchases of available for sale investments	(22,806,767)	-
Maturities of available for sale investments	4,000,000	-
Purchase of property and equipment	(497,254)	(71,299)
Proceeds from sale of equipment	-	22,260
Net cash used in investing activities	(19,304,021)	(49,039)

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2004 and 2003

Cash flows from financing activities
Net repayments of bank lines of credit	-	(551,148)
Repayments of notes payable	(2,456,299)	(184,377)
Repayment of short-term debt	(325,361)	-
Advances from related parties	672,551	943,154
Repayments of advances from related parties	(50,000)	(806,988)
Proceeds from exercise of stock options	31,818,811	-
Net cash provided by (used in) financing activities	29,659,702	(599,359)

Net increase in cash and cash equivalents	4,969,951	63,050

Cash and cash equivalents at beginning of year	696,959	633,909
Cash and cash equivalents at end of year	$ 5,666,910	$ 696,959

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 181,178	$ 308,538

Supplemental schedule of non-cash financing and investing activities:
Reduction in due to related party in lieu of cash from exercise of stock options	$ 3,529,874	$ -

Unrealized gain on available for sale securities	$ 822	$ -

Conversion of bank line of credit to priority notes payable	$ -	$ 649,361

Conversion of accrued expenses to short-term debt	$ -	$ 325,361

Recapitalization of Silva Bay International, Inc.	$ -	$ 70,711

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(1)

Summary of Significant Accounting Policies

(a)

Organization and Nature of Business

Silva Bay International, Inc. was formed in 1998 for the purpose of locating and recovering rare and valuable aircraft.  Silva Bay International, Inc. had no operations and no revenue from inception in 1998 to the time of acquisition of Spectrum Sciences & Software, Inc. in April 2003.

Spectrum Sciences & Software, Inc. (the "Subsidiary" or “Spectrum”) was incorporated in the State of Florida on October 8, 1982.  Headquartered in Fort Walton Beach, Florida, the Subsidiary has three reportable segments - management services, manufacturing, and engineering and information technology services.  Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance.  Manufacturing operations include the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment.  The Subsidiary's engineering and information technology services segment consists of the sale of engineering and information technology services developed to assist in hazard management and weapons impact analysis.

On April 3, 2003, Silva Bay International, Inc. (a Delaware corporation) acquired Spectrum Sciences & Software, Inc. (a Florida corporation) in exchange for the issuance of 2,500,000 shares of common stock as further described in Note 2 to the consolidated financial statements.  On April 8, 2003, Silva Bay International, Inc. changed its name to Spectrum Sciences & Software Holdings Corp.  Spectrum Sciences & Software, Inc. is now a wholly owned subsidiary of Spectrum Sciences & Software Holdings Corp. (the "Company").

The Company's contracts are primarily fixed price contracts with the United States Department of Defense ("DoD"). During 2004 and 2003, the Company had contracts in Florida and Arizona; however, the Company’s contract in Arizona expired in September 2004 and was not renewed.  During both years ended December 31, 2004 and 2003, 99% of the Company's revenues were derived from contracts with the DoD.

(b)

Principles of Consolidation

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The consolidated financial statements include the accounts of Spectrum Sciences & Software Holdings Corp. and its wholly owned subsidiary, Spectrum Sciences & Software, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

Management Services

The Company recognizes revenue on its management service contracts over the life of the contract as delivery of services occur.  All related costs to perform the services, which consist primarily of labor costs, including those subcontracted to other parties, are also recorded as the costs are incurred.

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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

1)

Summary of Significant Accounting Policies, Continued

(c)

Revenue and Cost Recognition, Continued

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

Costs of revenues earned include all direct costs (labor, travel, relocations, materials, subcontracts, and other), and those indirect costs allocable to a contract.  Allocations of indirect costs are based on the relative amounts of direct labor.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses first become known and determinable.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revenues are determined.

(d)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Accordingly, results could differ from those estimates and assumptions.

(e)

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash on hand, deposits in banks, and money market accounts.  The Company considers all highly liquid interest earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

1)

Summary of Significant Accounting Policies, Continued

(f)

Investments

Short-term investments generally mature between three months to two years from the purchase date.  Investments with a maturity beyond one year may be classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations.  All short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in Accumulated Other Comprehensive Income.

The Company’s investments consist of debt instruments.  Debt securities are classified as available for sale and are recorded at fair value using the specific identification method.  Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in Other Comprehensive Income.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of our investments.  If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment.  Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and charged to operations and a new cost basis in the investment is established.

(g)

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.  The carrying amount and fair market value of the Company’s short-term investments are the same since short-term investments are recorded at fair value.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

1)

Summary of Significant Accounting Policies, Continued

(h)

Allowances

Receivables are recorded at net realizable value.  The Company provides appropriate provisions for uncollectible accounts and credit for returns based upon factors surrounding the credit risk and activity of specific customers.  Ninety-nine percent of the Company's revenue and related accounts receivable are derived from contracts with the DoD, which minimizes the risk of uncollectibility.  In the opinion of management, no provisions are deemed necessary for uncollectible contract accounts or returns for credits at December 31, 2004.  If a customer account is determined to be uncollectible, it will be written off at that time.

(i)

Inventories

Inventories are stated at the lower of cost or market, determined by the average cost method.  Inventories are reviewed periodically and items considered to be slow moving, excess and/or obsolete are written down to their estimated net realizable value.

(j)

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation.  Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the related assets.  Routine maintenance and repairs are charged to expense as incurred.  Major replacements and improvements are capitalized.  When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

(k)

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

December 31, 2004 and 2003

(1)

Summary of Significant Accounting Policies, Continued

(l)

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

(m)

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") are calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period.  Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents.  The Company’s common stock equivalents consist of employee, director and consultant stock options to purchase common stock.  Common stock equivalents were not included in the computation of diluted earnings (loss) per share for 2004 because the effect of their exercise would have been anti-dilutive.

(n)

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs incurred during 2004 and 2003 totaled approximately $225,700 and $71,400, respectively, and are included in operating expenses in the accompanying statements of operations and comprehensive income (loss).

(o)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and receivables.  The Company places its cash and cash equivalents with high credit quality financial institutions.  At various times throughout 2004 and 2003 and at December 31, 2004, cash balances held at some financial institutions were in excess of federally insured limits.  The Company’s short-term investments are made up of U.S. government and agency debt securities.

Receivables are from the DoD and/or through DoD prime contractors, which minimizes the Company's credit risk.  The Company generally does not require collateral or other security to support customer receivables.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(1)

Summary of Significant Accounting Policies, Continued

(p)

 Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as additional other comprehensive income.  The Company’s other comprehensive income consists of unrealized gains on available-for-sale securities, net of tax.

(q)

Stock Based Compensation

The Company currently sponsors stock option plans (see Note 9).  The Company has elected to adopt the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments ("SFAS No. 123R").  The fair values of the stock option awards are determined using an option pricing model.  The compensation expense is recognized on a straight-line basis over the vesting period.

(r)

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151").  SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS No. 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal.  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities.  The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, ("SFAS 123R"), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements.  Effective January 1, 2004, the Company implemented SFAS No. 123R – see Note 1(q).

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(2)

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

(3)

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents and short-term investments consist of the following at December 31, 2004:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$ 443,268	$ -	$ -	$ 443,268
Money market funds	5,223,642	-	-	5,223,642
Total cash and cash equivalents	$ 5,666,910	$ -	$ -	$ 5,666,910

Short-term investments: Certificates of deposit	$ 879,113	$ -	$ -	$ 879,113
US government and agency securities	17,915,208	17,104	(16,282)	17,916,030
Total short-term investments	$ 18,794,321	$17,104	$ (16,282)	$ 18,795,143

The Company has accrued interest receivable of $106,299 at December 31, 2004 relating to its US government and agency securities.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Contract maturities of available-for-sale debt securities at December 31, 2004 were as follows:

	Cost	Estimated Fair Value
Due in less than one year	$ 13,947,935	$ 13,949,270
Due in 1-5 years	3,967,273	3,966,760
	$ 17,915,208	$ 17,916,030

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004

Less than 12 months
	Fair Value	Unrealized Losses
Debt securities	$ 5,988,950	16,282

(4)

Receivables

Receivables which are primarily comprised of amounts due to the Company for work performed on contracts directly related to the DoD and through DoD prime contractors, consisted of the following at December 31, 2004:

Contracts – billed	$1,467,285
Contracts – unbilled	1,165,514
Net trade receivables	2,632,799
Accrued interest	106,299
Other	20,658
Total	$2,759,756

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer.  Substantially all of these amounts will be billed in the following year.

(5)

Inventories

Inventories at December 31, 2004 consist of the following components:

Raw materials	$ 20,483
Work in progress	58,527
$ 79,010

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Raw Materials

Job specific raw materials totaling approximately $14,900 consist of parts ordered and received for specific manufacturing contracts in which the labor process has not commenced.

(6)

Property, Plant, and Equipment

A summary of property, plant, and equipment at December 31, 2004 is as follows:

	Range of lives in years
Land	-	$ 175,000
Buildings and improvements	7 - 39 years	1,698,572
Manufacturing and other equipment	3 - 7 years	1,012,541
Investment property	39 years	220,900
Computer equipment	3 - 5 years	184,766
Software	3 - 5 years	60,353
Vehicles	5 - 7 years	55,390
Furniture and fixtures	5 - 7 years	39,541
		3,447,063
Less accumulated depreciation		(1,166,317)
Property, plant, and equipment, net		$ 2,280,746

(7)

Accrued Expenses

Accrued expenses at December 31, 2004 consisted of the following:

Legal judgment	$ 238,000
Accrued payroll, payroll taxes and related benefits	125,708
Accrued vacation and sick leave	66,061
Deferred rent	38,455
Accrued sales taxes payable	14,699
Total accrued expenses	$ 482,923

(8)

Related Party Payables and Transactions

Transactions related to BG Capital Group Limited, Endeavor Group, LLC and Related Stockholder

On July 25, 2003, the Company entered into a debt purchase and consolidation agreement to consolidate debt owed to Brannon Captial Corporation and Tradewinds Investments Overseas, Inc.  Both companies were owned by previous directors of the Company.  BG Capital Group Limited as of the date of the agreement assumed the debt owed to these entities of $465,090.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

During 2003, cash advances totaling $603,654 were provided to the Company by a stockholder (Mr. Genovese).  The Company repaid $519,988 of the cash advances during 2003.  No interest was paid on the cash advances.

The Company was provided management consulting services by Endeavor Capital Group, LLC, which is owned by one of the stockholders (Mr. Genovese) of the Company during 2004 and 2003.  The terms of the original consulting agreement between Endeavor Capital Group, LLC and the Company was from March 1, 2003, to March 1, 2004.  Consulting fees were $4,000 per month under the terms of the agreement.  Management consulting fees of $4,000 a month for January and February 2004 and expenses of $15,106 are reported as consulting fees during 2004 and management consulting fees of $40,000 and expenses of $81,904 are reported as consulting fees during 2003 in the accompanying consolidated financial statements.

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

On March 11, 2004, as a result of execution of the new consulting agreement, the stockholder received options to purchase 9,000,000 shares of the Company’s common stock at a per share exercise price equal to the lesser of $1.65 or the fair market value at the time of exercise.  In accordance with SFAS No. 123, the Company recorded consulting expense of $11,418,038 in the first quarter of 2004, based on the fair value of the stock options at the date of grant using the Black-Scholes pricing model.

On April 16, 2004, the Company and a stockholder amended and restated the March 11, 2004, consulting agreement.  The amended agreement extended the term of the contract to April 19, 2006, and contained an exclusivity provision.  As part of that agreement, the stockholder was issued options to acquire an additional 9,000,000 shares of common stock at a per share exercise price equal to the lesser of $1.95 or 60% of the closing price on the day preceding notice of exercise.  In addition, the stockholder was issued options to acquire 5,000,000 shares of common stock at an exercise price of $1.65 as a result of his role in the now abandoned Inland Fabricators LLC (IFAB) transaction.  In accordance with SFAS No. 123R, the Company recorded consulting expense of $21,526,862 in the second quarter of 2004, based on the fair value of the stock options at the date of grant using the Black-Scholes pricing model.  The total options granted to the stockholder during the twelve months ended December 31, 2004, were 23,000,000.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

On May 4, 2004, the Company suspended the consulting agreement with Mr. Genovese.  That suspension remained in effect until October 1, 2004, when the Company and Mr. Genovese entered into a new consulting arrangement, which entirely replaced all prior consulting agreements with Mr. Genovese.  Pursuant to the new consulting agreement, Mr. Genovese was retained to render limited independent advisory services concerning certain merger or acquisition candidates for the Company.  Mr. Genovese receives no additional compensation for these services.  The new consulting agreement also contained a variety of standstill provisions, pursuant to which Mr. Genovese agreed, among other things, for a period ending on December 31, 2005, not to acquire additional shares of the Company’s stock and not to seek, either alone or as part of a group, to acquire control of the company.  Pursuant to the new consulting agreement, Mr. Genovese has provided limited services in connection with certain acquisition activities undertaken by the Company.  However, the Company is under no obligation to use Mr. Genovese’s services in the future.

As part of the new Consulting Agreement with Robert Genovese, the Company agreed to cancel 1,100,000 shares previously issued to Mr. Genovese and a related stock subscription receivable in the amount of $1,815,000.  The shares were cancelled on October 18, 2004.

The stockholder effectively exercised 20,078,300 options during the first six months of 2004 with an aggregate exercise price of $35,282,685.  The Company received $31,752,811 of cash from the stockholder and converted outstanding debt of $3,529,874 owed to the stockholder and related companies in lieu of cash for exercise of these options.  The Company owed the stockholder $792,030 at December 31, 2003.  The stockholder had advanced the Company $672,551 during the first four months of 2004 to pay operating expenses, and the Company had accrued interest of $7,793 on two interest-bearing notes in the first quarter of 2004.  In addition, the stockholder paid for certain investor relations expenses totaling $2,065,000 during the first quarter of 2004 on behalf of the Company.  During the second quarter of 2004 the Company reversed $7,500 of those expenses.  In the fourth quarter of 2004 the Board of Directors approved $705,126 of investor relations expenses previously disallowed bringing the total investor relations expense paid by the stockholder on behalf of the Company to $2,762,626.

The Company has recorded a receivable from Mr. Genovese of $705,126 at December 31, 2004. However the Company has also recorded a payable to one of Mr. Genovese’s companies of $705,126 at December 31, 2004 primarily representing previously disallowed investor relations expenses which were subsequently approved on the basis that satisfactory support for such expenses was provided These receivables and payables are recorded as related party amounts in the accompanying consolidated financial statements.  On April 5, 2005 the receivable of $705,126 was paid to the Company by Mr. Genovese.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Transactions related to the spouse of the President of the Company

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

(9)

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

During the year ended December 31, 2004, 23,000,000 options were granted to a non-employee stockholder who provided consulting services to the Company as described in Note 8.  The fair value of the first 9,000,000 options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.62; and an expected life of the options of 2 years. This generates a price of $1.27 per option at the date of grant, which was March 11, 2004.  As a result, $11,418,038 of consulting expense and additional paid-in capital was recorded at the date of grant.  The fair value of the remaining 14,000,000 options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of 1 year. This generates a price of $1.67 per option on 5,000,000 of the options based on a strike price of a $1.65, and a price of $1.46 per option on 9,000,000 of the options based on a strike price of $1.95, at the date of grant for both sets of options which was April 20, 2004. As a result, $21,526,862 of consulting expense and additional paid-in capital was recorded at the date of grant.

On April 20, 2004, the Company awarded 576,500 stock options to certain employees, officers and directors for services rendered.  The Company has chosen to early implement FASB Statement No. 123R, Share-Based Payment, which requires these options be valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 2.62%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of 3 years. This generates a price of $2.03 per option based

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

on a strike price of $1.65 at the date of grant, which was April 20, 2004.  As a result, $1,169,628 of compensation expense and additional paid-in capital was recorded at the date of grant.

In addition, on April 20, 2004, 75,000 options were issued to an individual who is a consultant to the Company.  On April 28, 2004, that consultant exercised 40,000 options and the Company received $66,000 of cash at exercise.  These options were valued at the fair market value at the date of grant in accordance with SFAS No. 123R.  The fair value of these options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  risk free interest rate 1%; no dividend yields; volatility factors of the expected market price of our common stock of .67; and an expected life of the option of two years.  This generates a price of $1.67 per option at the date of grant.  As a result, $125,358 of consulting expense and additional paid in capital were recorded at the date of grant.

On November 15, 2004 the Board of Directors approved and adopted an amended and restated Non-Statutory Stock Option Plan to amend certain termination provisions.  The Company on that date also awarded 591,750 stock options to certain officers and directors for services rendered.  The Company has chosen to early implement FASB Statement No. 123R, Share-Based Payment, which requires these options be valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 3.12%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of 3 years. This generates a price of $.65 per option based on a strike price of $1.40 at the date of grant, which was November 15, 2004.  As a result, $229,136 of compensation expense and additional paid-in capital was recorded at the date of grant.

Information with respect to options granted at December 31, 2004 is as follows:

	Number of Shares	Stock Option Price Range	Weighted Average Exercise Price
Outstanding at 12/31/2003	-	-	-
Granted	24,243,250	1.40 – 1 95	1.76
Exercised	(20,118,300)	1.65 – 1.95	1.74
Cancelled	-	-	-
Outstanding at 12/31/2004	4,124,950	$ 1.40 – 1.95	$ 1.83

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The following table summarizes information about the Plan’s stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
$ 1.40	591,750	3	$ 1.40	591,750	$ 1.40
1.65	611,500	2	1.65	611,500	1.65
1.95	2,921,700	1	1.95	2,921,700	1.95
	4,124,950	1.4	$ 1.83	4,124,950	$ 1.83

The fair value of each option is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option.  The dividend yield was calculated by dividing the current annualized dividend by the option exercise price for each grant.  The expected volatility was determined considering stock prices for the fiscal year the grant occurred and prior fiscal years, as well as considering industry volatility data.  The risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term equal to the expected life of each option.

(10)

Non-Operating Income (Expense)

Non-operating income (expense) consisted of the following for the years ended December 31, 2004 and 2003:

	2004	2003
Income:
Building rent	$ 205,924	185,614
Interest	289,893	426
Other	-	26,520
Total income	495,817	212,560

Expense:
Interest	(165,531)	(295,065)
Other	(40,596)	-
Total expense	(206,127)	(295,065)
Total non-operating expense, net	289,690	(82,505)

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(11)

Employee Benefit Plan

The Company has established a defined contribution profit sharing plan (401(k)) available to all employees of the Company who have completed six months of service and are age twenty (20) or older.  Eligible employees may defer a portion of their annual salary based on yearly Internal Revenue Service ("IRS") guidelines.

The Company has the option to contribute to the profit sharing plan on an annual basis.  No contributions were made to the profit sharing plan during the years ended December 31, 2004 and 2003.

(12)

Segment Information

Segment information has been presented on a basis consistent with how business activities are reported internally to management.  Management solely evaluates operating profit by segment by direct costs of manufacturing its products with an allocation of indirect costs.  The Company has three operating segments - management services, manufacturing, and engineering and information technology services.  Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance.  The Company’s contract which provided a substantial amount of revenue for this segment expired in September 2004 and was not renewed.  Manufacturing operations include the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment.  The Company's engineering and information technology services segment consists of the sale of engineering and information technology services developed to assist in hazard management and weapons impact analysis.  The significant accounting policies of the operating segments are the same as those described in Note 1.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The following is a summary of certain financial information related to the Company's operating segments for the years ended December 31, 2004 and 2003:

	2004	2003
Total revenues by segment:
Management services	$ 6,960,813	9,325,714
Manufacturing	2,695,142	2,197,976
Engineering and information technology services	1,477,793	1,806,273
Total revenues by segment	$ 11,133,748	13,329,963

Operating profit (loss) by segment:
Management services	$ (274,074)	628,605
Manufacturing	(525,529)	194,387
Engineering and information technology services	745,710	825,669
Operating expenses	(40,564,140)	(1,268,174)
Interest income (expense), net	124,362	(295,065)
Other income (expense), net	165,328	212,560
Income tax (expense) benefit	21,296	(91,933)
Net income (loss)	$ (40,307,047)	206,049

Identifiable assets
Management services	$ 916,193	1,078,773
Manufacturing	1,903,084	465,407
Engineering and information technology services	251,866	478,971
Total identifiable assets	3,071,143	2,023,151
Corporate and other assets	28,141,836	2,611,013
Total assets	$ 31,212,979	4,634,164

Depreciation by segment
Management services	$ -	32
Manufacturing	87,351	71,956
Engineering and information technology services	4,883	5,202
Other	83,613	62,203
Total depreciation	$ 175,847	139,393

Capital expenditures by segment
Manufacturing	$ 369,268	3,454
Engineering and information technology services	34,943	6,578
Other	93,043	61,267
Total capital expenditures	$ 497,254	71,299

As of December 31, 2004 and 2003, all of the Company's revenues have been generated in the United States of America.  As of December 31, 2004, all of the Company's long-lived assets are located in the United States of America.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(13)

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

The provision for income taxes for the years ended December 31, 2004 and 2003 consist of the following:

	2004	2003
Current tax expense (benefit):
Federal	$ (32,736)	32,736
State	-	12,662
	(32,736)	45,398
Deferred tax expense	11,440	46,535
Provision for income taxes (benefit)	$ (21,296)	91,933

The following table shows the reconciliation between the statutory federal income tax rate and the actual provision for income taxes for the years ended December 31, 2004 and 2003.

	2004	2003
Provision (benefit) – federal statutory tax rate	$ (13,711,637)	101,314
Increase (decrease) resulting from State taxes, net of federal tax benefit	(1,451,820)	8,357
Tax effect of permanent differences	12,435,797	-
Other	7,433	-
Income (loss) taxed under subchapter S	-	(17,738)
Change in Valuation allowance	2,698,931	-
	$ (21,296)	91,933

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the related deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Gross deferred tax assets:
Inventories	$ 16,920	17,775
Accrued expenses	55,277	14,293
Net operating loss carryforwards	2,725,425	-
Total deferred tax assets	2,797,622	32,068
Gross deferred tax liabilities:
Depreciation and amortization	(98,691)	(20,628)
Net deferred tax asset	2,698,931	11,440
Less: valuation allowance	(2,698,931)	-
Net deferred tax asset	$ -	11,440

The Company’s net deferred tax assets include the tax effects of substantial amounts of net operating loss carryforwards, totaling approximately $2,725,000 at December 31, 2004.  The utilization of the Company’s net operating loss carryforwards may be limited in any given year under certain circumstances.  Events which may affect the Company’s ability to utilize these carryforwards include, but are not limited to, future profitability, cumulative stock ownership changes of 50% or more over a three-year period, as defined by Section 382 of the Internal Revenue Code, and the timing of the utilization of the tax benefit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that, some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax assets, projects future taxable income, and tax planning strategies in making this assessment.  A valuation allowance has been provided for these net deferred tax assets at December 31, 2004 as management has deemed that full realization of these assets is not more likely than not.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(14)

Commitments and Contingencies

(a)

Operating Leases

(i)

Lessee

The Company leases a facility for manufacturing under a five year operating lease.  The lease term is for five years from May 1, 2004 to August 30, 2009.  The Company in April, 2004 executed a second lease agreement for manufacturing space.  In connection with the lease executed in April 2004, the Company or Mr. Genovese (at Mr. Genovese’s option) has an option to purchase the facility for $2,195,000 which expires on April 30, 2005.  Rent expense totaling approximately $159,000 and $21,600, respectively, for the years ended December 31, 2004 and 2003 was incurred under these operating leases.  Commitments for future minimum rentals, by year and in the aggregate, to be paid under non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2004 are as follows:

Year ending December 31
2005	$ 337,600
2006	269,900
2007	255,500
2008	255,500
2009	85,200
$ 1,203,700

The total lease payments are recorded as rent expense on a straight-line basis over the lease period, resulting in the deferred rent liability.

(ii)

Lessor

During the years ended December 31, 2004 and 2003, the Company was the lessor in an operating lease of office space.  The lessee is the United States of America (“Government”) who rented space in the Company's office building.  The operating lease, which expires in September 2008, was amended in August, 2004 as a result of the addition of additional space.  In addition, the amended lease gives the Government a one-year option from September 1, 2004 to August 30, 2005 to lease the entire facility by giving 90 days notice to the Lessor.  Rental income during the years ended December 31, 2004 and 2003, totaled $205,924 and $185,614, respectively.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Minimum lease payments to be received for the next five years are as follows:

2005	$ 228,967
2006	228,967
2007	228,967
2008	171,726
$ 858,627

(b)

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

On December 30, 2003, the Company entered into an agreement with the United States Department of Labor (“DOL”) because of an investigation of the Wage and Hour Division under the Contract Work Hours – Safety Standards Act (“SCA”), and the Service Contract Act.  As a result of incorrect classification of certain SCA employees from January 1, 2001 to February 28, 2003, the Company owes certain employees $210,537 in back wages.  This amount plus allocable payroll taxes was accrued as a short-term debt in 2003 and subsequently was paid to these employees in 2004.  The Company believed they had relief from the DoD under the services contract on which these employees worked.  As a result, the Company had also accrued a receivable from the DoD of $193,757 at December 31, 2003, which was included in billed receivables.

During 2004, the contracting officer disagreed with the DOL determination and has only allowed $91,241 of additional salary costs.  As a result of receiving this verbal information in the fourth quarter of 2004, the Company recorded a reduction of $102,516 to the receivable.  The official modification to this contract has not been executed as of December 31, 2004.  The Company intends to protest such modification once it is executed in an effort to fully recover the amounts paid out.

On February 12, 2005, the Company was notified by the Department of Labor that they had determined that Spectrum had failed to properly compensate employees for all hours worked.  More specifically the DOL alleges that, Spectrum failed to adequately document that employees were allowed adequate uninterrupted meal breaks, that certain employee’s travel times in connection with work related duties were not adequately documented, that several employees did not receive fringe benefits for some overtime hours worked and that there were two misclassification of employee’s duties.  The DOL assessed a total requested settlement of $101,495.  Though Spectrum does not feel that it intentionally underpaid any employees, this amount will be deducted from Spectrum’s final payments under the Gila Bend contract and distributed to the affected employees by the Department of Labor.  As a result of this action occurring on the Gila Bend contract that expired on September 30, 2004, the Company has reduced the receivable by $101,495.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(c)

Legal Matters

Harassment Suit

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

On January 31, 2005, the suit was adjudicated in favor of the defendants with a total award of $383,100 plus attorney’s fees.  The awards were for $300,000, $80,000 and $3,100 respectively for the three defendants.  On March 7, 2005, the Company filed an objection to the judgment as the judgment amounts exceeded certain statutory limits.  The court has not yet ruled on the Company’s objection to the judgment.   The Company has accrued the expected exposure related to this judgment of $238,000 in accrued expenses at December 31, 2004. (see Note 7).

Section 16(b) claim

In July, 2004, a complaint was filed in the United States District Court, Southern District of Florida by Todd Augenbaum against Robert Genovese, Endeavor Capital Group, LLC, BG Capital Group, Ltd, and Spectrum Sciences and Software Holdings Corp.  The suit alleges that Mr. Genovese and his affiliated companies beneficially owned more than 10% of the outstanding common stock of Spectrum and that Mr. Genovese acted as an officer and director of the Company.  Based on these assertions, the suit claims that Mr. Genovese was a statutory insider of Spectrum, and as such, is presumed to have had access to material non-public information concerning the Company’s operations and future business prospects, and is therefore subject to the provisions of Section 16(b) of the Exchange Act.  The action was brought by the Plaintiff in order to obtain a recovery of short-swing profits alleged to have been unlawfully obtained by Mr. Genovese through the purchase and sale of Company securities.  The Company is a nominal defendant in the action and has no liability for the claims asserted therein against the other defendants.  The Company’s answer to the complaint was filed in the U. S. District Court, Ft. Lauderdale, FL on August 26, 2004. The plaintiff filed an Amended Complaint on October 18, 2004 and the Company filed its response as a nominal defendant on November 12, 2004.  The defendants filed a motion to dismiss the action and the court denied the motion on January 6, 2005.  The Company cannot currently make any prediction of what the outcome of the litigation will be.

Claim by the former President of the Company

On August 24, 2004, the former President and CEO of the Company, Mr. Donal R. Myrick filed a complaint for alleged breach of employment contracts and damages associated with

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

a delayed stock sale.  The suit alleges three counts against the Company:

•

Spectrum has breached its obligation under an oral employment agreement for the period from November 2002 to December 2003 by failing and refusing to pay salary or benefits;

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

Mr. Myrick’s suit demands damages of and from Spectrum together with interest and costs and such other and further relief as the Court deems just and proper.  The Company intends to vigorously defend its position in the case and filed its answer to Mr. Myrick’s complaint on October 25, 2004.  Discovery and deposition scheduling is currently underway in advance of a court ordered attempt to mediate the claim.  The Company currently does not know what the outcome of this litigation will be.

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

December 31, 2004 and 2003

•

Breach of Express Contract

•

Breach of Implied in Fact Contract

•

Misappropriation of Trade Secrets

Spectrum has requested damages in excess of $10,000,000 on the counts plus the award of Plaintiff’s costs, fees, expenses and attorney’s fees associated with this action.

The Department of Justice filed its response on December 6, 2004.  Based on discovery to date, Spectrum has amended its suit (filed March 14, 2005) and discovery is continuing.  The Company currently does not know what the outcome of this litigation will be.

Garrison Lawsuit

On February 22, 2005, Spectrum Sciences & Software, Inc. (the wholly owned subsidiary of the Company) filed suit against former employees Donald L. Garrison, David M. Hatfield and their current employer Control Systems Research, Inc.  Spectrum alleges that during their employment at Spectrum, Mr. Garrison and Mr. Hatfield were actively involved with the development and application of the Safe Range project (a proprietary Spectrum product) and other non-technical company information such as employee wage data and personnel files, marketing plans, bidding information, and information about other Spectrum contracts and affairs.  The suit alleges that Garrison and Hatfield used Spectrum’s confidential and proprietary information (in violation of their signed agreements for Protection of Proprietary Information) to improperly compete with their new employer (Control Systems Research, Inc.) against Spectrum with regards to the Safe Range program and other related government contracts.  The five counts identified in the lawsuit include:

•

Breach of Contract

•

Violation of Uniform Trade Secrets Act

•

Tortious Interference

•

Conversion

•

Civil Conspiracy

Total damages to Spectrum were not specified and the defendants have not yet responded to the suit.  The Company currently does not know what the outcome of this litigation will be.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

SEC Investigation

On April 28, 2004, Spectrum Sciences & Software Holdings Corp. was informed by the Securities and Exchange Commission (SEC), Division of Enforcement that they were conducting an informal inquiry into the Company.  In conjunction with that inquiry, the SEC has requested the Company to voluntarily provide the SEC with the documents and information they requested.  More specifically, the SEC has requested, among other things:

•

All documents concerning Robert Genovese (“Genovese”), Endeavor Capital Group Ltd., and B.G. Capital Group Ltd., both of which are owned by a stockholder, Mr. Genovese;

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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(15)

Subsequent Events

(a)

On January 5, 2005, the Company announced in a press release that the Company executed a Letter of Intent, dated December 28, 2004, to acquire M&M Engineering Limited, a wholly-owned subsidiary of EnerNorth Industries Inc.

(b)

On January 12, 2005, the Company executed stock option agreements with the directors and officers of the Company, pursuant to the Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.  Pursuant to the Stock Option Agreements, the Company granted options to each of Kelly Armstrong, Karl Heer, William H. Ham, Jr. and Nancy Gontarek to purchase 300,000 shares of the Company’s common stock, $.0001 par value per share, at an exercise price of $1.65 per share.  All of the options issued to such directors and officers vested immediately upon issuance and will expire on January 12, 2008.  All the options become exercisable as of the date on which the Company has consummated, since January 12, 2005, the acquisition of businesses with annual revenues in the aggregate of at least $20 million.

(c)

On January 28, 2005, the Company entered into a Stock Purchase and Sales Agreement with Coast Engine and Equipment Co., Inc. (“CEECO”) and its shareholders Louis T. Rogers and Marilyn G. Rogers, pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock of CEECO from the Shareholders.  Under the terms of the Agreement, the Company will pay to the Shareholders a total purchase price of up to $900,000 over a three- year period.  The purchase price is payable in cash and stock of the Company and is subject to certain adjustments, including, without limitation, adjustments based on CEECO’s earnings during such three-year period.  Pursuant to a Security Agreement executed in connection with the Agreement, the Shareholders will retain a security interest in all of the assets of CEECO, until the total purchase is paid by the Company.

(d)

In December 2002, three Spectrum Sciences and Software, Inc. employees each filed complaints for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court, District of Arizona.  The case was brought for trial on January 31, 2005 and the case was adjudicated in favor of the defendants with a total award of $383,100 plus attorney’s fees.  The awards were for $300,000, $80,000, and $3,100 respectively for the three defendants.  On March 7, 2005 the plaintiffs lodged the Form of Judgment with the court.  As the defendant, Spectrum filed an objection to the Form of Judgment as the judgment amounts exceed the statutory limits allowed under Title VII.  Spectrum asserted that under 42 U.S.C. 1981a(3) the maximum individual award should not exceed $50,000 per plaintiff as the operations in Arizona did not exceed 100 total employees during the relevant look-back time periods for the case.  The court has not yet ruled on Spectrum’s objection to the Form of Judgment.

(e)

Effective February 1, 2005, the Company acquired all of the outstanding capital stock of M&M Engineering Limited, a corporation organized under the laws of the Province of Newfoundland and Labrador, Canada, from EnerNorth Industries Inc., a corporation organized under the laws of the Province of Ontario, Canada (“EnerNorth”), pursuant to a Share Purchase Agreement (the “Purchase Agreement”) dated as of the same date.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The purchase price for the capital stock of M&M was Cdn. $7,361,999 (US $5,958,802) in cash.  Pursuant to the Purchase Agreement, M&M redeemed 1,000 of its preferred shares held by EnerNorth for Cdn. $1,000,000 (US $809,400) immediately prior to the closing of the acquisition and issued the same number of preferred shares to the Company for Cdn. $1,000,000 (US $809,400).  On February 2, 2005, the Company and EnerNorth entered into a letter agreement (the “Letter Agreement”) pursuant to which the parties agreed that Cdn. $250,000 (US $202,350)of the purchase price for the capital stock of M&M will be held in escrow pending the determination by EnerNorth of the working capital of M&M as of February 1, 2005, which determination is to be made no later than March 3, 2005.  Once EnerNorth makes such determination, the purchase price may be reduced in accordance with the Purchase Agreement, in which case the escrowed funds, or a portion thereof, would be released to the Company and, to the extent, if any, that the purchase price reduction exceeded the escrowed funds, a portion of the purchase price equal to any such excess would be returned to the Company by EnerNorth.  The working capital requirements have been met and the escrowed funds have been release to EnerNorth.

(f)

On February 17, 2005, the Company announced in a press release that the Company executed a Letter of Intent (the “LOI”) to acquire Horne Engineering Services, Inc. (“Horne”).  Horne is a technology and technical engineering solutions firm headquartered in Falls Church, Virginia whose primary service areas include national security, energy and environment, and transportation.  Pursuant to the LOI, the acquisition is subject to certain conditions, including satisfactory completion of due diligence by the Company and Horne, the completion of mutually agreeable definitive transaction documents and approval by the respective boards of directors of the Company and Horne, and of the stockholders of Horne.  Economic terms of the transaction were not disclosed in accordance with the confidentiality agreement between the parties.

(g)

On February 14, 2005, the Company executed stock option agreements (the “Stock Option Agreements”) with the directors of the Company pursuant to the Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan (the “Plan”).  Pursuant to the Stock Option Agreements, the Company granted options to each of Kelvin D. Armstrong, Karl Heer and William H. Ham, Jr. to purchase 500,000 shares of the Company’s common stock, $.0001 par value per share, at an exercise price of $2.50 per share.  All of the options issued to the directors vested immediately upon issuance and will expire on February 14, 2008.  All of the options become exercisable as of the date on which the Company certifies, based on the Company’s audited financial statements for the 2005 fiscal year as filed in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for such fiscal year, that the Company has achieved earnings before interest, taxes, depreciation and amortization of $4 million for the 2005 fiscal year.

(h)

On February 22, 2005, Spectrum Sciences & Software, Inc. (the wholly owned subsidiary of the Company) filed suit against former employees Donald L. Garrison, David M. Hatfield and their current employer Control Systems Research, Inc. in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida (case

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

number 2005-CA-000779 S).  Spectrum alleges that during their employment at Spectrum, Mr. Garrison and Mr. Hatfield were actively involved with the development and application of the Safe Range project (a proprietary Spectrum product) and other non-technical company information such as employee wage data and personnel files, marketing plans, bidding information, and information about other Spectrum contracts and affairs.  The suit alleges that Garrison and Hatfield used Spectrum’s confidential and proprietary information (in violation of their signed agreements for Protection of Proprietary Information) to improperly compete with their new employer (Control Systems Research, Inc.) against Spectrum with regards to the Safe Range program and other related government contracts.

(i)

Effective February 25, 2005, the Company acquired all of the issued and outstanding capital stock of Coast Engine and Equipment Co., Inc. (“CEECO”) from Louis T. Rogers (“Mr. Rogers”) and Marilyn G. Rogers (“Ms. Rogers” and, together with Mr. Rogers, the “Shareholders”).  CEECO is a Florida-based company that provides a diversified array of ship repair, metal fabrication and design services to both commercial and governmental clients.  Under the terms of the Agreement, the Company will pay to the Shareholders a total purchase price of up to $900,000 over a three-year period. The purchase price is payable in cash and stock of the Company and is subject to certain adjustments, including, without limitation, adjustments based on CEECO’s earnings during such three year period.  Pursuant to a security agreement executed in connection with the Agreement, the Shareholders will retain a security interest in all of the assets of CEECO until the total purchase price has been paid by the Company.

Exhibit 10.5

EMPLOYMENT AGREEMENT

This  EMPLOYMENT  AGREEMENT,  made  and entered into as of this 9th day of August 2004,  by and between Spectrum Sciences & Software Holdings Corporation, Inc.,  a  Delaware  corporation  (the  "CORPORATION"),  and  William H. Ham (the "EXECUTIVE").

WITNESSETH THAT:

WHEREAS, the Corporation desires to employ the Executive in the capacity hereinafter stated,  and  the Executive desires to enter into the employ of the Corporation in such capacity for the period and on the terms and conditions set forth herein;

NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth below, it is hereby covenanted and agreed by the Corporation and the Executive as follows:

(1). Employment Period.  The Corporation hereby agrees  to  employ  the Executive as its President/Chief Executive Officer and the Executive, in such capacity, agrees to provide services to the Corporation for the period beginning on 1 May 2004 and  ending 31 December 2005 (the "Termination Date") (or such later date as may be agreed to by the parties within 120 days prior to the  Termination  Date)  (the  "Employment  Period").

(2). Performance of Duties. The Executive agrees that during the Employment Period,  while  he is employed by the Corporation, he shall devote his full time,  energies and talents exclusively to serving in the capacity of  President  of  the  Corporation  in  the  best  interests  of  the Corporation,  and  to  perform  duties assigned to him by the Board of Directors  faithfully,  efficiently  and  in  a  professional  manner.  Without the Board's consent (which consent shall not be unreasonably withheld), the Executive shall not serve as or be a consultant to or employee,  officer, agent, or director of any corporation, partnership or  other  entity  that  is  a  competitor  of  the  Corporation.

Specifically,  as  President,  you will be responsible for formulating the  strategic  vision for the company, and for implementing the Board of  Directors'  direction  for  the  realization  of that vision. Your responsibility will include the development and coordination of the Corporate Strategic Business Plan, and ensuring that corporate efforts are directed towards supporting the implementation of this plan.  As President,  you  will  be  the  primary  interface between the company management  and  the  Board  of  Directors,  and  as  such, policy and direction  from  the  board  will  flow  through  you  to the company.

Additionally,  you  will be responsible for identifying and evaluating new  business  thrusts  such  as  new  business  acquisition or merger opportunities,  supporting  both  near-term  and  long-range marketing activities,  and  the  oversight  and  evaluation of the company's top level  managers.

(3). Compensation.  Subject  to the terms and conditions of this Agreement, during  the  Employment  Period, the Executive shall be compensated by the  Corporation  for  his  services  as  follows:

(a)  He shall receive $100,000 per year ($8,333.33 per month) beginning 1 May 2004.  The commencement of the payments will require approval by the Board of Directors of the Company.

(b)  He shall receive an annual bonus of seven percent (7%) of all pre tax profits in excess of $500,000 per year for the corporation based on the annual year end audited financial statement.  Executive shall be considered to have earned his bonus if he is employed by the Company on 1 January of the year following the year used to compute the bonus.

(c)  The Executive will participate in the executive benefit package offered to other executives in the Company during the term of his employment.

(d)  The Executive has elected not to participate in the Company health insurance plan, however, the Company agrees to reimburse the Executive’s annual deductible on his current TriCare health insurance program.  The maximum annual deductible compensation shall not exceed $3,000 annually and will only be reimbursed after presentation of appropriate Tricare Insurance Explanation of Benefit (EOB) forms

Exhibit 10.5

documenting the Executive’s actual out of pocket expenses.

(4). Compensation Due Upon Termination.  The  Executive's  right  to compensation  for  periods  after  the  date  his  employment with the Corporation  terminates shall be determined in the accordance with the following:

(a)  Discharge Without Cause.  If  the  Corporation  terminates  the Executives  employment  under  this Agreement without "cause" (as defined  Below),  the  Executive shall be entitled to receive six months  base  salary.  Should the Executive be terminated under this provision (without cause) within the last three months of the Corporate accounting year (now currently the calendar year) the employee will also be entitled to any potential bonus based on paragraph (3) (b) above on a Pro-Rata Basis, e.g. 10 months of employment would equal 10/12 of a year or approximately 83.3% of the bonus the Executive could have earned if employed for the entire year.

(b)  Voluntary Resignation.  The Corporation shall have no obligation to  make  payments  to  the  Executive  in  accordance  with  the provisions of paragraph 3 for periods after the date on which the Executive's employment with the Corporation terminates due to the Executive's  voluntary  resignation.

(c)  Discharge  for Cause. The Corporation shall have no obligation to make payments to the Executive in accordance with the provisions of paragraph 3 for periods after the Executive's employment with the Corporation is terminated on account of the Executive's discharge for cause. The Executive shall be considered discharged for  "cause" if he is discharged by the Corporation on account of the  occurrence  of  one  or  more  of  the  following  events:

(i)  the Executive  becomes  habitually  addicted  to  drugs  or alcohol;

(ii) the  Executive  discloses  confidential  information  in violation  of  paragraph  5;

(iii) the Executive  engages  in  competition  in  violation of paragraph  5;

(iv) the  Corporation  is  directed by regulatory or governmental authorities  to terminate the employment of the Executive or the Executive engages in activities that cause actions to be taken  by regulatory or governmental authorities that have a material  or  adverse  effect  on  the  Corporation;

(v) the Executive is indicted for a felony (other than a felony resulting  from  a  traffic  violation);

(vi) the Executive  disregards  his  duties under this Agreement

(vii) any  event of misconduct involving serious moral turpitude to the extent that, in the reasonable judgment of the Board of  Directors, the Executive's credibility and reputation no longer  conform  to  the  standard  of  the  Corporation's executives;  or

(viii) the  Executive  commits  an  act  of  fraud  against  the Corporation  or  violates  a  duty  of  loyalty  to  the Corporation.

(d)  Disability.  The  Corporation  shall  have  no obligation to make payments  to  the  Executive in accordance with the provisions in paragraph 3 for periods after the date the Executive's employment with  the  Corporation  terminates  on  account of 50% or greater disability. For purposes of this subparagraph 4(d), determination of whether the Executive is 50% disabled shall be determined in accordance with applicable law.

(e)  Death.  The Corporation shall have no obligation to make payments to the Executive in accordance with the provisions of paragraph 3 for periods after the date of the Executive's death.

(5). Confidential Information and Competition.  Executive hereby acknowledges that he/she will or may be making use of, acquiring and adding to confidential information of a special and unique nature and value affecting and

Exhibit 10.5

relating to the Company and its operations, including, but not limited to, the Company's Business, the identity of the Company's customers and suppliers, the names, addresses and phone numbers of representatives and Executives, mailing lists, computer runoffs, financial information, prices paid by the Company for inventory, selling prices of the Company's products, its business practices, marketing strategies, expansion plans, the Company's contracts, business records and other records, the Company's trade secrets, formulas, inventions, techniques used in the Company's Business, know-how and technologies, whether or not patentable, and other similar information relating to the Company and the Company's Business (all the foregoing regardless of whether same was known to Executive prior to the date hereof or is or becomes known to third parties is hereinafter referred to collectively as "Confidential Information"), all of which provides Company with a competitive advantage and none of which is readily available except to authorized representatives, agents and Executives of Company.  The Executive further recognizes and acknowledges that all Confidential Information is the exclusive property of the Company, is material and confidential, and greatly affects the goodwill and effective and successful conduct of the Company's Business.  Accordingly, Executive hereby covenants and agrees that he/she will use the Confidential Information only for the benefit of the Company and shall not at any time, directly or indirectly, during the term of this Agreement or afterward, divulge, reveal or communicate any Confidential Information to any person, firm, corporation or entity whatsoever, or use any Confidential Information for his/her own benefit or for the benefit of others, including without limitation the solicitation of any Executives, agents, representatives, consultants or suppliers of the Company or its successors and assigns.  Confidential Information shall not include information that is, or becomes, generally available to the public through no violation of this Agreement by Executive, or which is generally known within the industry.

For purposes of this Agreement, the Executive agrees that the fact the Executive had prior knowledge of a particular item of information encompassed within the Confidential Information, whether the same is or becomes generally known to the public, shall not permit the disclosure or use thereof, except as permitted in this Agreement.

(a). Executive recognizes and acknowledges that the Company's Business is built upon the confidence of the customers and that all goodwill arising out of the Executive's acquaintances with customers shall be the sole and exclusive property of the Company.

(b). Executive hereby acknowledges and agrees that the Company would suffer irreparable injury if Executive solicits representatives, contractors, Executives, suppliers or consultants of the Company, diverts business from the Company, or solicits or accepts business from clients, customers, or vendors of the Company.  As a material inducement to the Company to enter into this Agreement, and employ or continue to employ Executive, Executive hereby covenants and agrees that, unless the Company and its successors and assigns shall cease to engage in the Company's Business, during the period beginning on the date hereof and continuing until Twelve (12) months following the date of the termination of this Agreement, for any reason whatsoever, he/she shall not:

(i) directly or indirectly, operate, organize, maintain, establish, manage, own, participate in, or in any manner whatsoever, individually or through any corporation, firm or organization of which he/she shall be affiliated in any manner whatsoever, have any interest in, whether as owner, operator, partner, stockholder, director, trustee, officer, lender, representative, Executive, principal, agent, consultant or otherwise, any other business or venture anywhere, that   is in direct competition with the Company or the Company's Business, unless such activity shall have been previously agreed to in writing by the Company or its successors and assigns;

(ii) directly or indirectly, divert business from the Company or its successors or assigns, or solicit business from, accept business from, divert the business of, or attempt to convert to other methods of using the same or similar services as are provided by the Company, any client, customer, vender or account of the Company; or

(iii) directly or indirectly, solicit for employment, employ or otherwise engage the services of, any representatives, contractors, Executives, distributors or consultants of the Company or its successors or assigns.

(c). In view of the irreparable harm and damage that would result to the Company as  a result of a breach by

Exhibit 10.5

the Executive of the covenants in this paragraph 5, and in view of the lack of an adequate remedy at law to compensate the Company for such harm and damage in the event of a breach or threatened breach by the Executive of those covenants, the Company shall have the right to receive, and the Executive hereby consents to the issuance of, temporary and permanent injunctions enjoining the Executive from any violation of said covenants.  In the event that a bond or other undertaking is required of the Company in connection with the issuance of a temporary injunction, the Executive agrees that such bond or undertaking shall not exceed One Thousand Dollars ($1,000.00), which sum is hereby agreed to be sufficient to compensate the Executive for all damages that may result from the wrongful issuance of such temporary injunctive relief.

(d). The provisions of this paragraph 5 shall be enforceable in law and in equity notwithstanding the existence of any claim or cause of action by the Executive against the Company whether predicated on this Agreement or otherwise.

(e). The Executive has carefully read and considered the provisions of this paragraph 5 and, having done so, agrees that the restrictions set forth in such Section are fair and reasonable and are reasonably required for the protection of the legitimate business interests of  the Company. In the event that a court of competent jurisdiction shall determine that any of the foregoing restrictions are unenforceable, the parties hereto agree that it is their desire that such court substitute an enforceable restriction in place of any restriction deemed unenforceable, and that the substituted restriction be deemed incorporated herein and enforceable against the Executive.  It is the intent of the parties hereto that the court, in determining any such enforceable substituted restriction, recognize that it is their intent that the foregoing restrictions be imposed and maintained to the greatest extent possible.  The foregoing shall not be interpreted to limit any party's rights to appeal.

(f). The obligations of the Executive under this paragraph 5 shall survive the expiration or termination of this Agreement for any reason.

(g). The  Company's  failure  or  refusal  to  enforce  any  of  the  terms  contained  in  this Agreement against any other Executive or former Executive, for any reason, shall not constitute a defense to the enforcement of this Agreement against Executive.

(6). Successors.  This  Agreement  shall  be  binding  on, and inure to the benefit  of,  the  Corporation  and its successors and assigns and any person  acquiring all or substantially all of the Corporation's assets and  business, whether by merger, consolidation, purchase of assets or otherwise.

(7). Nonalienation. The interests of the Executive under this Agreement are not  subject  to  the  claims  of  his  creditors,  other  than  the Corporation,  and  may  not  otherwise be voluntarily or involuntarily assigned,  alienated  or  encumbered except to the Executive's estate, heirs,  devisees,  or  trust  beneficiaries  upon  his  death.

(8).Waiver of Breach.  The  waiver  by  either  the Corporation or the Executive  of  a  breach  of any provision of this Agreement shall not operate  as  or  be deemed a waiver of any subsequent breach by either the  Corporation  or  the  Executive.

(9).Notice.  Any notice to be given hereunder by a party hereto shall be in  writing  and  shall be deemed to have been given when received or, when deposited in the U.S. mail, certified or registered mail, postage prepaid:

(a) to the  Executive  addressed  as  follows:

William H. Ham

(b) to the  Corporation  addressed  as  follows:

Exhibit 10.5

Spectrum  Sciences  &  Software  Holdings  Corporation,  Inc.

91 Hill Avenue

Fort Walton Beach, Florida 32548

(10).Amendment.  This  Agreement  may  be  amended or cancelled by mutual agreement  of  the parties in writing without the consent of any other person  and  no  person,  other  than  the  parties  thereto  (and the Executive's  estate  or  beneficiaries upon his death), shall have any rights  under  or  interest  in  this  Agreement or the subject matter hereof.

(11).Applicable Law. The provisions of this Agreement shall be construed in accordance with the internal laws of the State of Florida.

(12).Termination. All of the provisions of this Agreement shall terminate after the expiration of the Employment Period, except that paragraph 5 shall only terminate upon the expiration of the Non-competition Period and  paragraph  6  shall  terminate  upon  the  expiration  of  the Non-competition  Period.

IN  WITNESS  WHEREOF,  the Executive and the Corporation have executed his Employment  Agreement  as  of  the  day  and  year  first  above  written.

Exhibit 10.5

/s/ William H. Ham

William H. Ham

SPECTRUM SCIENCES & SOFTWARE HOLDING CORPORATION, INC.

/s/ Kelvin D. Armstrong

Kelvin D. Armstrong, Director

/s/ Karl Heer

Karl Heer, Director

Exhibit 10.5

RESOLUTIONS OF

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORPORATION

(a Delaware Corporation)

We the undersigned being all the directors of Spectrum Sciences & Software Holdings Corporation (a Delaware Corporation), hereinafter referred to as the “Company” do hereby certify that at a meeting of the Directors of the Company and duly called and held on the 14th day of December 2004, at which all the Board of Directors were present in person and voted the following resolutions were adopted by the Board of Directors voting unanimously in favor of the resolutions as shown below.

WHEREAS, the Company currently employs two Executives; Mr. William H. Ham as its President and Chief Executive Officer and Mrs. Nancy C. Gontarek as its Chief Financial Officer, and

WHEREAS, these Executives are employed via employment agreements dated August 9, 2004, and

WHEREAS, these agreements are scheduled to terminated on December 31, 2005, and

WHEREAS,  the Company desires to extend the terms of the contracts until the General Stockholders Meeting in 2006 tentatively scheduled for April 2006.

NOW, THEREFORE, BE IT,

RESOLVED THAT, the current employment contracts of Mr. William H. Ham and Mrs. Nancy C. Gontarek are hereby extended past their original termination dates and are to remain in effect until the General Stockholders Meeting in 2006 and that a copy of this Resolution shall be attached as an addendum to the current employment contracts.

[signature page follows]

Exhibit 10.5

The undersigned, Kelvin D. Armstrong, Karl H. Heer, and  William H. Ham certify in witness herein that they are, and constitute, the entire Board of Directors for the Company and that they are acting within the scope of their authority and directed by the stockholders and bylaws of the Company.

/s/ Kelvin D. Armstrong

Kelvin D. Armstrong

/s/ Karl H. Heer

Karl H. Heer

/s/ William H. Ham

William H. Ham

Exhibit 10.6

EMPLOYMENT AGREEMENT

This  EMPLOYMENT  AGREEMENT,  made  and entered into as of this 9th day of August 2004,  by and between Spectrum Sciences & Software Holdings Corporation, Inc.,  a  Delaware  corporation  (the  "CORPORATION"),  and , Nancy C. Gontarek (the "EXECUTIVE").

WITNESSETH THAT:

WHEREAS, the Corporation desires to employ the Executive in the capacity hereinafter stated, and  the Executive desires to enter into the employ of the Corporation in such capacity for the period and on the terms and conditions set forth herein;

NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth below, it is hereby covenanted and agreed by the Corporation and the Executive  as  follows:

(1). Employment Period.  The Corporation hereby agrees  to  employ  the Executive as its  Chief Financial Officer, Executive Vice President, and Corporate Secretary, and the Executive, in such capacity, agrees to provide services to the Corporation for the period beginning on 1 April 2004 and  ending December 31, 2005 (the "Termination Date") (or such later date as may be agreed to by the parties within 120 days prior to the  Termination  Date)  (the  "Employment  Period").

(2). Performance of Duties. The Executive agrees that during the Employment Period,  while she is employed by the Corporation, she shall devote her full time,  energies and talents exclusively to serving in the capacity of Chief Financial Officer  of  the  Corporation  in  the  best  interests  of  the Corporation,  and  to  perform  duties assigned to her by the Board of Directors  faithfully,  efficiently  and  in  a  professional  manner.  Without the Board's consent (which consent shall not be unreasonably withheld), the Executive shall not serve as or be a consultant to or employee, officer, agent, or director of any corporation, partnership or  other  entity  that  is  a  competitor  of  the  Corporation.

Specifically,  as  Chief Financial Officer,  you will be responsible for financial reporting and taxes, treasury and accounting operations, financial analysis, internal control, and in-house legal administration.  Your responsibility will be to  management  and  the  Board  of  Directors,  and  as  such, policy and direction  from  the  board  will  flow  through  you  to the company.

Additionally,  you  will be responsible for supporting the  identification and evaluation of  new  business  thrusts  such  as  new  business  acquisition or merger opportunities,  supporting  both  near-term  and  long-range marketing activities,  and  the  oversight  and  evaluation of the company's top level  managers.

(3). Compensation.  Subject to the terms and conditions of this Agreement, during  the  Employment  Period, the Executive shall be compensated by the  Corporation  for  her services  as  follows:

(a)  She shall receive $120,000 per year ($10,000 per month) beginning   April 1, 2004.  The commencement of the payments will require approval by the Board of Directors of the Company.

(b)  She shall receive an annual bonus of five percent (5%) of all pre tax profits in excess of $500,000 per year for the corporation based on the annual year end audited financial statement.  Executive shall be considered to have earned her bonus if she is employed by the Company on January 1 of the year following the year used to compute the bonus.

(c)  The Executive will participate in the executive benefit package offered to other executives in the Company during the term of her employment.

(d) The Company agrees to reimburse the Executive’s annual deductible on her current Company sponsored health insurance plan.

Exhibit 10.6

(4). Compensation Due Upon Termination.  The  Executive's  right  to compensation  for  periods  after  the  date  her  employment with the Corporation  terminates shall be determined in the accordance with the following:

(a)  Discharge Without Cause.  If  the  Corporation  terminates  the Executive’s  employment  under  this Agreement without "cause" (as defined  Below),  the  Executive shall be entitled to receive six months  base  salary.  Should the Executive be terminated under this provision (without cause) within the last three months of the Corporate accounting year (now currently the calendar year) the employee will also be entitled to any potential bonus based on paragraph (3) (b) above on a Pro-Rata Basis, e.g. 10 months of employment would equal 10/12 of a year or approximately 83.3% of the bonus the Executive could have earned if employed for the entire year.

(b)  Voluntary Resignation.  The Corporation shall have no obligation to  make  payments  to  the  Executive  in  accordance  with  the provisions of paragraph 3 for periods after the date on which the Executive's employment with the Corporation terminates due to the Executive's  voluntary  resignation.

(c)  Discharge  for Cause. The Corporation shall have no obligation to make payments to the Executive in accordance with the provisions of paragraph 3 for periods after the Executive's employment with the Corporation is terminated on account of the Executive's discharge for cause. The Executive shall be considered discharged for  "cause" if she is discharged by the Corporation on account of the  occurrence  of  one  or  more  of  the  following  events:

(i)  the Executive  becomes  habitually  addicted  to  drugs  or alcohol;

(ii) the  Executive  discloses  confidential  information  in violation  of  paragraph  5;

(iii) the Executive  engages  in  competition  in  violation of paragraph  5;

(iv) the  Corporation  is  directed by regulatory or governmental authorities  to terminate the employment of the Executive or the Executive engages in activities that cause actions to be taken  by regulatory or governmental authorities that have a material  or  adverse  effect  on  the  Corporation;

(v) the Executive is indicted for a felony (other than a felony resulting  from  a  traffic  violation);

(vi) the Executive  disregards  her duties under this Agreement

(vii) any  event of misconduct involving serious moral turpitude to the extent that, in the reasonable judgment of the Board of  Directors, the Executive's credibility and reputation no longer  conform  to  the  standard  of  the  Corporation's executives;  or

(viii) the  Executive  commits  an  act  of  fraud  against  the Corporation  or  violates  a  duty  of  loyalty  to  the Corporation.

(d)  Disability.  The  Corporation  shall  have  no obligation to make payments  to  the  Executive in accordance with the provisions in paragraph 3 for periods after the date the Executive's employment with  the  Corporation  terminates  on  account of 50% or greater disability. For purposes of this subparagraph 4(d), determination of whether the Executive is 50% disabled shall be determined in accordance with applicable law.

(e)  Death.  The Corporation shall have no obligation to make payments to the Executive in accordance with the provisions of paragraph 3 for periods after the date of the Executive's death.

(5). Confidential Information and Competition.  Executive hereby acknowledges that he/she will or may be making use of, acquiring and adding to confidential information of a special and unique nature and value affecting and relating to the Company and its operations, including, but not limited to, the Company's Business, the identity of the Company's customers and suppliers, the names, addresses and phone numbers of representatives and Executives,

Exhibit 10.6

mailing lists, computer runoffs, financial information, prices paid by the Company for inventory, selling prices of the Company's products, its business practices, marketing strategies, expansion plans, the Company's contracts, business records and other records, the Company's trade secrets, formulas, inventions, techniques used in the Company's Business, know-how and technologies, whether or not patentable, and other similar information relating to the Company and the Company's Business (all the foregoing regardless of whether same was known to Executive prior to the date hereof or is or becomes known to third parties is hereinafter referred to collectively as "Confidential Information"), all of which provides Company with a competitive advantage and none of which is readily available except to authorized representatives, agents and Executives of Company.  The Executive further recognizes and acknowledges that all Confidential Information is the exclusive property of the Company, is material and confidential, and greatly affects the goodwill and effective and successful conduct of the Company's Business.  Accordingly, Executive hereby covenants and agrees that he/she will use the Confidential Information only for the benefit of the Company and shall not at any time, directly or indirectly, during the term of this Agreement or afterward, divulge, reveal or communicate any Confidential Information to any person, firm, corporation or entity whatsoever, or use any Confidential Information for his/her own benefit or for the benefit of others, including without limitation the solicitation of any Executives, agents, representatives, consultants or suppliers of the Company or its successors and assigns.  Confidential Information shall not include information that is, or becomes, generally available to the public through no violation of this Agreement by Executive, or which is generally known within the industry.

For purposes of this Agreement, the Executive agrees that the fact the Executive had prior knowledge of a particular item of information encompassed within the Confidential Information, whether the same is or becomes generally known to the public, shall not permit the disclosure or use thereof, except as permitted in this Agreement.

(a). Executive recognizes and acknowledges that the Company's Business is built upon the confidence of the customers and that all goodwill arising out of the Executive's acquaintances with customers shall be the sole and exclusive property of the Company.

(b). Executive hereby acknowledges and agrees that the Company would suffer irreparable injury if Executive solicits representatives, contractors, Executives, suppliers or consultants of the Company, diverts business from the Company, or solicits or accepts business from clients, customers, or vendors of the Company.  As a material inducement to the Company to enter into this Agreement, and employ or continue to employ Executive, Executive hereby covenants and agrees that, unless the Company and its successors and assigns shall cease to engage in the Company's Business, during the period beginning on the date hereof and continuing until Twelve (12) months following the date of the termination of this Agreement, for any reason whatsoever, he/she shall not:

(i) directly or indirectly, operate, organize, maintain, establish, manage, own, participate in, or in any manner whatsoever, individually or through any corporation, firm or organization of which he/she shall be affiliated in any manner whatsoever, have any interest in, whether as owner, operator, partner, stockholder, director, trustee, officer, lender, representative, Executive, principal, agent, consultant or otherwise, any other business or venture anywhere, that   is in direct competition with the Company or the Company's Business, unless such activity shall have been previously agreed to in writing by the Company or its successors and assigns;

(ii) directly or indirectly, divert business from the Company or its successors or assigns, or solicit business from, accept business from, divert the business of, or attempt to convert to other methods of using the same or similar services as are provided by the Company, any client, customer, vender or account of the Company; or

(iii) directly or indirectly, solicit for employment, employ or otherwise engage the services of, any representatives, contractors, Executives, distributors or consultants of the Company or its successors or assigns.

(c). In view of the irreparable harm and damage that would result to the Company as  a result of a breach by the Executive of the covenants in this paragraph 5, and in view of the lack of an adequate remedy at law to compensate the Company for such harm and damage in the event of a breach or threatened breach by the

Exhibit 10.6

Executive of those covenants, the Company shall have the right to receive, and the Executive hereby consents to the issuance of, temporary and permanent injunctions enjoining the Executive from any violation of said covenants.  In the event that a bond or other undertaking is required of the Company in connection with the issuance of a temporary injunction, the Executive agrees that such bond or undertaking shall not exceed One Thousand Dollars ($1,000.00), which sum is hereby agreed to be sufficient to compensate the Executive for all damages that may result from the wrongful issuance of such temporary injunctive relief.

(d). The provisions of this paragraph 5 shall be enforceable in law and in equity notwithstanding the existence of any claim or cause of action by the Executive against the Company whether predicated on this Agreement or otherwise.

(e). The Executive has carefully read and considered the provisions of this paragraph 5 and, having done so, agrees that the restrictions set forth in such Section are fair and reasonable and are reasonably required for the protection of the legitimate business interests of  the Company. In the event that a court of competent jurisdiction shall determine that any of the foregoing restrictions are unenforceable, the parties hereto agree that it is their desire that such court substitute an enforceable restriction in place of any restriction deemed unenforceable, and that the substituted restriction be deemed incorporated herein and enforceable against the Executive.  It is the intent of the parties hereto that the court, in determining any such enforceable substituted restriction, recognize that it is their intent that the foregoing restrictions be imposed and maintained to the greatest extent possible.  The foregoing shall not be interpreted to limit any party's rights to appeal.

(f). The obligations of the Executive under this paragraph 5 shall survive the expiration or termination of this Agreement for any reason.

(g). The  Company's  failure  or  refusal  to  enforce  any  of  the  terms  contained  in  this Agreement against any other Executive or former Executive, for any reason, shall not constitute a defense to the enforcement of this Agreement against Executive.

(6). Successors.  This  Agreement  shall  be  binding  on, and inure to the benefit  of,  the  Corporation  and its successors and assigns and any person  acquiring all or substantially all of the Corporation's assets and  business, whether by merger, consolidation, purchase of assets or otherwise.

(7). Nonalienation. The interests of the Executive under this Agreement are not  subject  to  the  claims  of  her  creditors,  other  than  the Corporation,  and  may  not  otherwise be voluntarily or involuntarily assigned,  alienated  or  encumbered except to the Executive's estate, heirs,  devisees,  or  trust  beneficiaries  upon  her  death.

(8).Waiver of Breach.  The  waiver  by  either  the Corporation or the Executive  of  a  breach  of any provision of this Agreement shall not operate  as  or  be deemed a waiver of any subsequent breach by either the  Corporation  or  the  Executive.

(9).Notice.  Any notice to be given hereunder by a party hereto shall be in  writing  and  shall be deemed to have been given when received or, when deposited in the U.S. mail, certified or registered mail, postage prepaid:

Exhibit 10.6

(a) to the  Executive  addressed  as  follows:

Nancy C. Gontarek

(b) to the  Corporation  addressed  as  follows:

Spectrum  Sciences  &  Software  Holdings  Corporation,  Inc.

91 Hill Avenue

Fort Walton Beach, Florida 32548

(10).Amendment.  This  Agreement  may  be  amended or cancelled by mutual agreement  of  the parties in writing without the consent of any other person  and  no  person,  other  than  the  parties  thereto  (and the Executive's  estate  or  beneficiaries upon her death), shall have any rights  under  or  interest  in  this  Agreement or the subject matter hereof.

(11).Applicable Law. The provisions of this Agreement shall be construed in accordance with the internal laws of the State of Florida.

(12).Termination. All of the provisions of this Agreement shall terminate after the expiration of the Employment Period, except that paragraph 5 shall only terminate upon the expiration of the Non-competition Period and  paragraph  6  shall  terminate  upon  the  expiration  of  the Non-competition  Period.

IN  WITNESS  WHEREOF,  the Executive and the Corporation have executed her Employment  Agreement  as  of  the  day  and  year  first  above  written.

/s/ Nancy C. Gontarek

Nancy C. Gontarek

SPECTRUM SCIENCES & SOFTWARE HOLDING CORPORATION, INC.

/s/ Kelvin D. Armstrong

Kelvin D. Armstrong, Director

/s/ Karl Heer

Karl Heer, Director

/s/ William H. Ham

William H. Ham, Director

Exhibit 10.6

RESOLUTIONS OF

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORPORATION

(a Delaware Corporation)

We the undersigned being all the directors of Spectrum Sciences & Software Holdings Corporation (a Delaware Corporation), hereinafter referred to as the “Company” do hereby certify that at a meeting of the Directors of the Company and duly called and held on the 14th day of December 2004, at which all the Board of Directors were present in person and voted the following resolutions were adopted by the Board of Directors voting unanimously in favor of the resolutions as shown below.

WHEREAS, the Company currently employs two Executives; Mr. William H. Ham as its President and Chief Executive Officer and Mrs. Nancy C. Gontarek as its Chief Financial Officer, and

WHEREAS, these Executives are employed via employment agreements dated August 9, 2004, and

WHEREAS, these agreements are scheduled to terminated on December 31, 2005, and

WHEREAS,  the Company desires to extend the terms of the contracts until the General Stockholders Meeting in 2006 tentatively scheduled for April 2006.

NOW, THEREFORE, BE IT,

RESOLVED THAT, the current employment contracts of Mr. William H. Ham and Mrs. Nancy C. Gontarek are hereby extended past their original termination dates and are to remain in effect until the General Stockholders Meeting in 2006 and that a copy of this Resolution shall be attached as an addendum to the current employment contracts.

[signature page follows]

Exhibit 10.6

The undersigned, Kelvin D. Armstrong, Karl H. Heer, and  William H. Ham certify in witness herein that they are, and constitute, the entire Board of Directors for the Company and that they are acting within the scope of their authority and directed by the stockholders and bylaws of the Company.

/s/ Kelvin D. Armstrong

Kelvin D. Armstrong

/s/ Karl H. Heer

Karl H. Heer

/s/ William H. Ham

William H. Ham

Exhibit 21.1

List of Subsidiaries

Spectrum Sciences & Software Holdings Corp. comprises of three wholly owned and independent subsidiaries.

Spectrum Sciences & Software, Inc.

91 Hill Avenue, NW

Ft. Walton Beach, Florida 32548

M&M Engineering Ltd.

456 Logy Bay Road

St. Johns, Newfoundland A1A 5B2

M&M Offshore Ltd. (a wholly owned subsidiary of M&M Engineering Ltd.)

456 Logy Bay Road

St. Johns, Newfoundland A1A 5B2

Coast Engine and Equipment Company, Inc.

8985 Columbia Road

Cape Canaveral, FL 32920

Exhibit 23.1

Consent of Independent Registered Certified Public Accounting Firm

We consent to the incorporation by reference in Registration Statement Nos. 333-113528 and 333-114680 of Spectrum Sciences & Software Holdings Corp. on Form S-8 of our report, dated April 8, 2005, relating to the consolidated financial statements of Spectrum Sciences & Software Holdings Corp. which appears in the Annual Report of Form 10-KSB of Spectrum Sciences & Software Holdings Corp. for the year ended December 31, 2004.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida

April 13, 2005

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, William H. Ham, Jr., certify that:

1.

I have reviewed this Annual Report on Form 10-KSB of Spectrum Sciences & Software Holdings Corp.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

By /s/ William H. Ham, Jr.

William H. Ham, Jr.

President and Chief Executive Officer

Spectrum Sciences & Software Holdings Corp.

Date: April 13, 2005

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Nancy C. Gontarek, certify that:

1.

I have reviewed this Annual Report on Form 10-KSB of Spectrum Sciences & Software Holdings Corp.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

By /s/ Nancy C. Gontarek

Nancy C. Gontarek

Chief Financial Officer

Spectrum Sciences & Software Holdings Corp.

Date:  April 13, 2005

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Spectrum Sciences & Software Holdings Corp. (the “Company”) on Form 10-KSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William H. Ham, Jr., President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By /s/ William H. Ham, Jr.

William H. Ham, Jr.

President and Chief Executive Officer

Date:  April 13, 2005

Exhibit 32.2

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Spectrum Sciences & Software Holdings Corp. (the “Company”) on Form 10-KSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nancy C. Gontarek, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By /s/ Nancy C. Gontarek

Nancy C. Gontarek

Chief Financial Officer

Date:  April 13, 2005