Form 10QSB
period 2005-05-23
SPECTRUM SCIENCES & SOFTWARE HOLDINGS INC
filed 2005-05-23
CIK 1229195

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2005

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number  000-50373

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

---------------------------------------

(Exact name of small business issuer

as specified in its charter)

DELAWARE	90-0182158
----------------------	-------------------------
(State or other jurisdiction	(IRS Employer
Of incorporation or organization)	Identification No.)

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

Yes [X]    No [ ]

As of May 20, 2005 there were 38,972,200 shares of the registrant's common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [X]

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

4

Consolidated Balance Sheet as of March 31, 2005 (unaudited)

4

Consolidated Statements of Operations for the three months ended

March 31, 2005 and 2004 (unaudited)

5

Consolidated Statements of Stockholders’ Equity for the three months ended

March 31, 2005 and 2004 (unaudited)

6

Consolidated Statements of Cash Flows for the three months ended

March 31, 2005 and 2004 (unaudited)

7

Notes to Consolidated Financial Statements

Three months ended March 31, 2005 and 2004 (unaudited)

8

Item 2.  Management's Discussion and Analysis or Plan of Operations

19

Item 3.  Controls and Procedures

24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

25

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

27

Item 3.  Defaults Upon Senior Securities

27

Item 4.  Submission of Matters to a Vote of Security Holders

27

Item 5.  Other Information

27

Item 6.  Exhibits

27

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operations."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Consolidated Balance Sheet

As of March 31, 2005 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$611,780
Short-term investments	15,223,262
Receivables	5,478,656
Due from stockholder	705,126
Inventories	536,687
Prepaid expenses	821,589
Due from joint ventures of subsidiaries	469,086
Deferred tax asset	82,562
Total current assets	23,928,748

Property and equipment, net	5,066,583
Goodwill	1,589,425
Investments in joint ventures	761,736
Other assets	23,071
TOTAL ASSETS	$31,369,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,558,835
Due to stockholder	705,126
Due to related party	33,026
Deferred revenues	210,181
Accrued expenses	508,130
Deferred tax liability	124,899
Current portion of long-term debt	188,960
Total current liabilities	3,329,157

Commitments and contingencies (Note 13)
Minority interest in consolidated subsidiary	20,081

Long-term liabilities:
Long term debt, less current portion	355,988
Due to related party, less current portion	17,388
Deferred tax liability, less current portion	36,233
TOTAL LIABILITIES	3,738,766

Stockholders' equity:
Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, none issued	-
Common stock, $0.0001 par value; 80,000,000 shares authorized,
38,972,200 issued and outstanding	3,898
Additional paid-in capital	70,650,841
Accumulated deficit	(43,021,852)
Accumulated other comprehensive loss	(22,172)
Total stockholders' equity	27,610,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,369,563

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2005 and 2004

 (Unaudited)

	2005	2004

Revenues	$2,542,610	$3,596,578

Cost of revenues	2,148,136	3,274,381

Gross profit	394,474	322,197

Operating expenses	2,293,195	13,951,585

Loss from operations	(1,898,721)	(13,629,388)

Total other income (expense), net	174,105	(12,951)

Loss before provision for income taxes
and minority interest	(1,724,616)	(13,642,339)

Provision for income taxes	-	61,330

Net loss before minority interest	(1,724,616)	-

Minority interest	(20,081)	-

Net loss	(1,744,697)	(13,581,009)

Unrealized loss on available for sale securities	(22,994)	-

Total comprehensive loss	$(1,767,691)	$(13,581,009)

Weighted average common shares outstanding:
Basic and diluted	34,941,075	19,316,934

Loss per share:
Basic and diluted	$(0.05)	$(0.70)

See accompanying notes to consolidated financial statements.

.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Consolidated Statement in Stockholders’ Equity

For the three months ended March 31, 2005

(Unaudited)

					Accumulated
					Comprehensive
	Common Stock			Accumulated	Income
	Shares	Amount	APIC	Deficit	(Loss)	Total
Balances at January 1, 2005	38,969,300	3,897	69,895,120	(41,277,155)	822	28,622,684

Stock options issued
for consulting services	-	-	751,662	-	-	751,662

Exercise of stock options	2,900	1	4,059	-	-	4,060

Unrealized loss on investments	-	-	-	-	(22,994)	(22,994)

Net loss	-	-	-	(1,744,697)	-	(1,744,697)

Balances at March 31, 2005	38,972,200	3,898	70,650,841	(43,021,852)	(22,172)	27,610,716

See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Consolidated Statements of Cash Flows

For the three months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities
Net loss	$(1,744,697)	$(13,581,009)
Adjustments to reconcile net income to net
cash used in operating activities
Issuance of stock options to related party for consulting services	-	11,418,038
Investor relations expenses paid by a related party	-	2,065,000
Amortization	41,801	445
Depreciation	68,837	32,327
Accrued interest payable due to related parties		7,792
Unrealized loss on available for sale securites	(22,994)	-
Issuance of stock options to employees	751,662	-
Loss on disposal of property and equipment	1,633	-
Deferred tax asset	6,592	(28,594)
Minority interest	20,081	-
Foreign exchange translation gain	126,216	-
Decrease (increase) in assets:
Accounts receivable	629,226	(386,994)
Inventory	(54,806)	(122,524)
Prepaid and other	129,704	(107,831)
Due from related parties	332,410	-
(Decrease) increase in liabilities:
Accounts payable	(467,397)	(160,273)
Accrued expenses	(259,737)	373,359
Contract deposits	-	8,306
Deferred revenue	(18,787)	(36,966)
Provision for contract losses	(148,248)	-
Net cash used in operating activities	(609,738)	(518,924)

Cash flows from investing activities
Maturities of available for sale investments	3,472,454	-
Purchase of M & M	(7,065,800)	-
Purchase of CEECO	(329,243)	-
Purchase of property and equipment	(299,449)	(7,817)
Investments in joint ventures	5,634	-
Net cash used in investing activities	(4,216,404)	(7,817)

Cash flows from financing activities
Repayment of long term debt	(557,228)	(544,171)
Repayment of short term debt	-	(307,726)
Advances from related party	-	598,916
Repayment of related party loans	(2,797)	-
Proceeds from the exercise of stock options	4,060	1,485,000
Net cash provided by (used in) financing activities	(555,965)	1,232,019

Net (decrease) increase in cash and cash equivalents	(5,382,107)	705,278

Cash and cash equivalents at beginning of period	5,894,456	696,959
Cash and cash equivalents at end of period	$512,353	$1,402,237

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,649	$66,919

Supplemental schedule of non-cash financing and investing:
Reduction in due to related party in lieu of cash payment for exercise of stock options	$ -	$3,135,000

Unrealized loss on available for sale securities	$(22,994)	$ -

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A)

Organization and Nature of Business

Silva Bay International, Inc., a Delaware corporation, was formed in 1998 for the purpose of locating and recovering rare and valuable aircraft.  Silva Bay International, Inc. had no operations and no revenue from inception in 1998 to the time of  the acquisition of Spectrum Sciences & Software, Inc. (“Spectrum, Inc.”) in April, 2003.

Spectrum, Inc. was incorporated in the State of Florida on October 8, 1982. Headquartered in Fort Walton Beach, Florida, the Company has five reportable segments - management services, manufacturing, and engineering, information technology services, industrial and offshore, and repair and overhaul. Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance. Manufacturing operations includes the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment. The Company's engineering and information technology services segment consists of the sale of computer software developed to assist in hazard management and weapons impact analysis.  The Company’s industrial and offshore major clients include ExxonMobil, Petro Canada, Halliburton, Husky Energy, Inco Ltd, Iron Ore Company of Canda, North Atlantic Refining Ltd, Abitibi Consolidated and Corner Brook Pulp and Paper.  The Company’s repair and overhauls segment‘s customers include: U.S. Navy,U.S. Coast Guard, Military Sealift Command, Rinker Cement and Disney Cruise Lines.

On April 2, 2003, Silva Bay International, Inc. acquired Spectrum,Inc., in exchange for the issuance of 2,500,000 shares of common stock (taking into account the forward two for one stock split of April 9, 2003).  Spectrum, Inc. is now the wholly owned subsidiary of the company formerly known as  Silva Bay International, Inc. (now collectively referred to as the “Company”).

On April 8, 2003, Silva Bay International, Inc. changed its name to Spectrum Sciences & Software Holdings Corp.  On April 9, 2003, the Company effectuated a two for one forward split of its common stock.  On November 4, 2003, the Company’s registration statement as a reporting company under the Exchange Act of 1934, as amended, (the “Exchange Act”) became effective.

On February 1, 2005, the Company acquired all of the outstanding capital stock of M&M Engineering Limited (“M&M”), a corporation organized under the laws of the Province of Newfoundland and Labrador, Canada, from  EnerNorth Industries Inc., a corporation organized under the laws of the Province of Ontario, Canada (“EnerNorth”), pursuant to a Share Purchase Agreement (the “Purchase Agreement”) dated as of the same date.  The purchase price for the capital stock of M&M was Cdn. $7,361,999 (US $5,958,802) in cash.  Pursuant to the Purchase Agreement, M&M redeemed 1,000 of its preferred shares held by EnerNorth for Cdn. $1,000,000 (US $809,400) immediately prior to the closing of the acquisition and issued the same number of preferred shares to the Company for Cdn. $1,000,000 (US $809,400).

On February 25, 2005, the Company acquired all of the issued and outstanding capital stock of Coast Engine and Equipment Co., Inc. (“CEECO”) from Louis T. Rogers (“Mr. Rogers”) and Marilyn G. Rogers (“Ms. Rogers” and, together with Mr. Rogers, the “Shareholders”).  Under the terms of the Agreement, the Company will pay to the Shareholders a total purchase price of up to $900,000 over a three year period. The purchase price is payable in cash and stock of the Company and is subject to certain adjustments, including, without limitation, adjustments based on CEECO’s earnings during such three year period.   Pursuant to a security agreement executed in connection with the Agreement, the Shareholders will retain a security interest in all of the assets of CEECO until the total purchase price has been paid by the Compan.y.   The Company has a three year employment contract with Louis T.  Rogers and a six month contract with Marilyn G. Rogers.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

(B)

Income Taxes

The Company accounts for income taxes utilizing the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company currently has a net operating loss carryforward of approximately $8,000,000 which would equate to a deferred tax asset of approximately $3,000,000 at March 31, 2005.  The Company has not recorded that federal tax benefit in the accompanying financial statements, as management does not have sufficient information to estimate when or to the extent to which the Company will realize the tax benefit.

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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

2.

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for the three month period ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.  These interim consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements.

3.

ACQUISITION OF M&M ENGINEERING LIMITED AND COAST ENGINE AND EQUIPMENT COMPANY, INC.

On February 1, 2005, Spectrum Sciences & Software Holdings Corp. completed the acquisition of M & M for $6,768,202 US in cash; a combination of the purchase of 100% of the capital stock of M & M and an issuance of 1,000 preferred shares to the Company. The purchase price for the capital stock of M&M was  $7,361,999 Cdn (US $5,958,802) in cash.  The total cost of the acquisition includes approximately $297,000 of acquisition related expenses – for a total cost of $7,065,200.   Pursuant to the Purchase Agreement, M&M redeemed 1,000 of its preferred shares held by EnerNorth for $1,000,000 Cdn (US $809,400) immediately prior to closing of the acquisition and issued the same number of preferred shares to the Company for $1,000,000 Cdn (US $809,400).   The primary purpose of this acquisition was to expand our corporate customer base away from reliance on U.S. federal government contracting and to capitalize on the growth potential in the natural resource sector to include: the offshore oil and gas industries, the hydroelectric sector, mining and the pulp and paper industries in NewFoundland and Labrador.

On February 25, 2005, Spectrum Sciences & Software Holdings Corp. completed the acquisition of CEECO with the initial payment for $300,000 and an earn-out over the next three years.  Under the terms of the Agreement, the Company will pay to the Shareholders a total purchase price of up to $900,000 over a three-year period. The purchase price is payable in cash and stock of the Company and is subject to certain adjustments, including, without limitation, adjustments based on CEECO’s earnings during such three-year period. In addition to the $300,000 cash payment for CEECO, there were approximately $30,000 of acquisition related expenses.  Both acquisitions were accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition.   Pursuant to a security agreement executed in connection with the Agreement, the Shareholders will retain a security interest in all of the assets of CEECO until the total purchase price has been paid by the Company.   The Company has a three-year employment contract with Louis T.  Rogers and a six-month contract with Marilyn G. Rogers.  The CEECO acquisition allows us to exploit other non-government customer bases in the south-central Florida region.   It also provides the opportunity to pursue known business opportunities within the U.S. Coast Guard and U.S. Navy by increasing our presence in that market.

The financial statements of the Company through January 31, 2005 are those of its single subsidiary, Spectrum, Inc.  The results of operations of the acquired companies, M&M Engineering and CEECO, have been included in the accompanying consolidated financial statements from the date of the acquisitions, February 1, 2005 and March 1, 2005 respectively.

Assuming the fiscal 2005 acquisitions of M & M and CEECO had occurred on January 1, 2005, the consolidated results of operations on a pro forma basis for fiscal 2005 would have been approximately as follows:

2005

Revenue	$ 3,503,632
Net income	(1,666,351)
Earnings per share - basic	(0.05)
Earnings per share - diluted	(0.05)

4.

CASH AND SHORT TERM INVESTMENTS:

Cash and cash equivalents and short-term investments consist of the following at March 31, 2005:

	Cost Basis	Unrealized Gains	Realized Losses	Recorded Basis
March 31, 2005
Cash and equivalents:
Cash	$512,353	$–	$–	$512,353
Money market funds	99,427	–	–	99,427
Cash and equivalents	$611,780	–	–	$611,780

Short-term investments:
Certificates of deposit	5,812,359	–	–	5,812,359
U.S. government and agency securities	9,433,075	-	(22,172)	9,410,903
Total, short-term investments	$15,245,434	$-	$(22,172)	$15,223,262

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

5.

RECEIVABLES:

Receivables, which are primarily comprised of amounts due to the Company for work performed on contracts directly related to commercial customers; such as:  ExxonMobil, Petro Canada, Halliburton, Husky Energy, Inco Ltd, Iron Ore Company of Canda, North Atlantic Refining Ltd, Abitibi Consolidated, Corner Brook Pulp, Rinker Cement and Disney Cruise Lines.  U..S. Department of Defense customers include: the U.S. Navy, U.S. Air Force,  U.S. Coast Guard, U.S. Army, Military Sealift Command, other U.S. Government agencies, consisted of the following at March 31, 2005:

	Spectrum Inc.	M&M	CEECO	Total Company
Contracts – billed	$1,306,927	$1,921,673	$180,528	$3,409,128
Contracts – unbilled	1,671,655	229,417	-	1,901,072
Holdbacks	-	134,252	-	134,252
Other receivables	34,204	-	-	34,204
	$3,012,786	$2,285,342	$180,528	$5,478,656

6.

INVENTORIES:

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out method.  The major components of inventories at March 31, 2005 are summarized as follows:

	Spectrum Inc.	M&M	CEECO	Total Company
Raw materials, net of reserve	$48,631	$358,980	$31,498	$439,109
Work in process	58,175	-	-	58,175
Finished goods	-	39,403	-	39,403
Total inventories	$106,806	$398,383	$31,498	$536,687

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

7.

PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2005, is summarized as follows:

	Spectrum Inc.	M&M	CEECO	Total Company
Land	$175,000	$283,462	$-	$458,462
Buildings and improvements	1,698,572	1,900,177	-	3,598,749
Furniture and fixtures	40,381	-	-	40,381
Manufacturing equipment	1,215,179	595,045	191,781	2,002,005
Tools and equipment	-	1,465,308	-	1,465,308
Office equipment	277,034	423,165	1,954	702,153
Vehicles	55,390	459,212	67,118	581,720
Equipment under capital leases	-	443,671	-	443,671
Investment property	220,900	-	-	220,900
	3,682,456	5,570,040	260,853	9,513,349
Less accumulated depreciation	(1,229,859)	(3,040,030)	(176,877)	(4,446,766)
Property and equipment, net	$2,452,597	$2,530,010	$83,976	$5,066,583

8.

ACCRUED EXPENSES:

The major components of accrued expenses at March 31, 2005, are summarized as follows:

	Spectrum Inc. and Holdings	M&M	CEECO	Total Company
Accrued salaries, payroll related taxes and
related benefits	$155,822	$(10,494)	$15,678	$161,006
Accrued vacation and sick leave	74,233	14,113	-	88,346
Due to stockholder	705,126	-	-	705,126
Accrued sales and property taxes	20,678	-	-	20,678
Other	238,100	-	-	238,100
Total accrued expenses	$1,193,959	$3,619	$15,678	$1,213,256

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

9.

LONG TERM DEBT:

M&M Engineering Limited

Long-term debt at March 31, 2005, consists of the following:

Roynat Inc. mortgage, maturing in 2008, with interest at Roynat cost of funds plus 3.25% (2005 – 6.10%) repayable in monthly principal payments of $5,655 plus interest. The mortgage is collateralized by a first charge on land and building, and a floating charge on all other assets subject to a prior floating charge in favor of the Canadian Imperial Bank of Commerce.	$240,074

Capital leases and loans on equipment with interest at 0% to 14.89%, compounded semi-annually, repayable in blended monthly payments of $12,157.	304,874
544,947
Less current portion	(188,960)
Total long-term debt	$355,988

Principal repayments on the mortgage in each of the next five years are estimated as follows:

2006	$69,443
2007	69,443
2008	69,443
2009	31,745
2010	0

Principal repayments on the capital leases in each of the next five years are estimated as follows:

2006	$119,517
2007	95,723
2008	63,043
2009	34,061

Total	312,344
Less imputed interest	7,470

$304,874

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

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

The Company has recorded a receivable from Mr. Genovese of $705,126 at December 31, 2004.  However the Company has also recorded a payable to one of Mr. Genovese’s companies of $705,126 at December 31, 2004 primarily representing previously disallowed investor relations expenses which were subsequently approved on the basis that satisfactory support for such expenses was provided.    These receivables and payables are recorded as related party amounts in the financial statements.  On April 5, 2005 the receivable of $705,126 was paid to the Company by Mr. Genovese and the payable to one of Mr. Genovese’s companies in the same amount was paid by the Company.

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

On April 20, 2004, the Company awarded 576,500 stock options to certain employees, officers and directors for services rendered.  The Company has chosen to early implement FASB Statement No. 123R, Share-Based Payment, which requires these options be valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 2.62%; no dividend yields; volatility factors of the expected market price of

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

our common stock of 0.67; and an expected life of the options of 3 years. This generates a price of $2.03 per option based on a strike price of $1.65 at the date of grant, which was April 20, 2004.  As a result, $1,169,628 of compensation expense and additional paid-in capital was recorded at the date of grant.

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

On January 12, 2005, the Company executed stock option agreements with the directors and officers of the Company, pursuant to the Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.  Pursuant to the Stock Option Agreements, the Company granted options to each of Kelly Armstrong, Karl Heer, William H. Ham, Jr. and Nancy Gontarek to purchase 300,000 shares of the Company’s common stock, $.0001 par value per share, at an exercise price of $1.65 per share.  All of the options issued to such directors and officers vested immediately upon issuance and will expire on January 12, 2008.  All the options become exercisable as of the date on which the Company has consummated, since January 12, 2005, the acquisition of businesses with annual revenues in the aggregate of at least $20 million. The Company has chosen to early implement FASB Statement No. 123R, Share-Based Payment, which requires these options be valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 2.84%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of 3 years. This generates a price of $.63 per option based on a strike price of $1.65 at the date of grant, which was January 12, 2005.  As a result, $751,662 of compensation expense and additional paid-in capital was recorded at the date of grant

On February 14, 2005, the Company executed additional stock option agreements with the directors of the Company pursuant to Plan.  Pursuant to those stock option agreements, the Company granted options to each of Kelvin D. Armstrong, Karl Heer and William H. Ham, Jr. to purchase 500,000 shares of the Company’s common stock, $.0001 par value per share, at an exercise price of $2.50 per share.  All of the options issued to the directors vested immediately upon issuance and will expire on February 14, 2008.  All of the options become exercisable as of the date on which the Company certifies, based on the Company’s audited financial statements for the 2005 fiscal year as filed in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for such fiscal year, that the Company has achieved earnings before interest, taxes, depreciation and amortization of $4 million for the 2005 fiscal year.  No compensation expense has be recorded because it can not reasonably be determined at this time that the exercise contingency associated with these options will be satisfied.

12.

SEGMENT INFORMATION:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.  Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs.  Through its three subsidiaries,

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

the Company has five operating segments.  Spectrum, Inc (“Spectrum, Inc.”) reports operations for management services, manufacturing, and engineering and information technology.  Operations in the Company’s industrial and offshore segment are reported by M & M Engineering Limited and Coast Engine and Equipment Company, Inc. provides operations in repair and overhaul services.  Spectrum, Inc.’s management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance.  Manufacturing operations include the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment.  The engineering and information technology segment consists of the sale of computer software developed to assist in hazard management and weapons impact analysis.  The following is a summary of certain financial information related to the three segments during the three months ended March 31, 2005 and 2004.  Results are not reported in 2004 for the industrial and offshore segment or the repair and overhaul segment as they were not part of the Company’s operations during that time frame.

	Three Months Ended
	2005	2004
Total revenues by segment
Spectrum Sciences & Software, Inc.
Management Services	$83,013	$2,641,031
Engineering and Information Technology	257,174	320,090
Manufacturing	1,310,565	635,457
M&M Engineering Limited
Industrial and Offshore	781,252	-
Coast Engine and Equipment Company
Overhaul and Repair	110,606	-
Total Revenues	$2,542,610	$3,596,578
Operating profit (loss) by segment
Spectrum Sciences & Software, Inc.
Management Services	(57,309)	17,546
Engineering and Information Technology	135,822	151,792
Manufacturing	234,482	152,859
M&M Engineering Limited
Industrial and Offshore	36,570	-
Coast Engine and Equipment Company
Overhaul and Repair	44,909	-
Operating Expenses	(2,293,195)	(13,951,585)
Interest income (expense) net	26,837	(63,486)
Other income	147,269	50,535
Loss before provision for income taxes	$(1,724,615)	$(13,642,339)
Minority interest	(20,081)
Unrealized loss on available for sale securities	(22,994)
Income tax benefit	-	61,330
Net loss	$(1,767,691)	$(13,581,009)

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

13.

COMMITMENTS AND CONTINGENCIES:

M&M Engineering Limited

M&M Engineering has entered into agreements to lease vehicles and office equipment for various periods until 2010.  The minimum commitments under operating leases are estimated as follows:

2006	$111,333
2007	89,434
2008	39,892
2009	22,227
2010	14,5640
$277,541

Coast Engine and Equipment Company, Inc.

CEECO leases its facilities from a company owned by a related party under a noncancelable lease from May 1, 2004 through April 30, 2006.  The rent expense for the one-month period ended March 31, 2005 was $5,918.  The following are the lease obligations for the next two years ending December 31:

2005	$71,016
2006	23,672
$94,688

14.

JOINT VENTURES

M&M Engineering Limited

M&M Engineering Limited carries on a part of its business in two joint ventures, Newfoundland Service Alliance, Inc. (“NSA”) a 20.83% owned joint venture and Magna Services, Inc. (“Magna”) a 50% owned joint venture.

During the 2-month period ending March 31, 2005, M&M recorded $166,050 US of revenue from NSA, eliminating $34,593 US on proportionate consolidation.  M&M also had sales of $62,844 US to Liannu/Mista-Shipu, eliminating $31,423 US on proportionate consolidation.   There were no intercompany sales to Magna Services, Inc. during the period.

15.

SUBSEQUENT EVENTS

On April 14, 2005, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Horne Engineering Services, Inc. (“Horne”) and its shareholders, Darryl K. Horne, Charlene M. Horne and Michael Megless (the “Shareholders”), providing for Horne to be merged with and into Horne Acquisition LLC, a wholly-owned subsidiary of the Company.  Under the terms of the Agreement, the Company agreed to pay to the Shareholders a total purchase price consisting of $4.5 million in cash and 6.1 million unregistered shares of the Company’s common stock.  Additional shares of common stock could subsequently become issuable to the Shareholders to the extent that the average market price per share for the three months ending on the second anniversary of the closing is less than $3.25, subject to Horne (on a stand alone basis) meeting or exceeding 2005 gross revenues of $75 million with EBITDA (earnings before interest, tax, depreciation and amortization) of $3.25 million and EBITDA of not less than $3.25 million in 2006.  Additionally, the Agreement provided thatDarryl Horne would receive at the closing options to purchase one million shares of the Company’s common stock at an exercise price of $1.65 per share, subject to Horne meeting the above revenue and EBITDA targets for 2005.  The Company also agreed to establish a management stock option pool of up to two million shares of the Company’s common stock to be granted to managers of Horne at the discretion of Mr. Horne.  The issuance of common stock

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

to the Shareholders pursuant to the Agreement is exempt from registration under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On May 11, 2005, Spectrum Sciences & Software Holdings Corps completed the merger with Horne Engineering.  Following the filing of the Company’s 10-QSB for the first quarter 2005, Darryl Horne, the current President and Chief Executive Officer of Horne, will assume the duties of the President and Chief Executive Officer of the Company, and Michael M. Megless, the current Chief Financial Officer of Horne, will assume duties as the Chief Financial Officer of the Company.  In addition, Messrs. Horne and Megless have been appointed to the Company’s Board of Directors.  Kelvin D. Armstrong, Karl Heer, and William H. Ham, Jr. continue as directors of the Company.  Mr. Ham and Nancy Chadderdon Gontarek, currently serving as Chief Executive Officer and Chief Financial Officer, respectively, of the Company and of Spectrum, Inc., will remain Chief Executive Officer and Chief Financial Officer, respectively, of Spectrum, Inc.

Pursuant to the Agreement, Horne Acquisition LLC assumed the obligations of Horne Engineering under a promissory note, dated March 16, 2005, issued by Horne Engineering in favor of Darryl Horne for a principal amount of $250,000.  Horne Acquisition LLC and Darryl Horne are currently negotiating an extension of the original May 15, 2005 due date for the payment of the principal amount.

On April 29, 2005, Spectrum, Inc. purchased a 33,500 square foot building and property of 3.7 acres located at 97 Hill Ave. adjacent to the existing 91 Hill Ave headquarters for $2,195,000.  The manufacturing division is now located in that facility as well as another facility utilized for machining and fabrication 1 block away.  This purchase provides a reduction of cash flow requirements of $22,038 per year and manufacturing expense reduction of $170,168.  This reduction includes consideration for the increase in interest expense and insurance expenses for the year.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Description of the Company

Spectrum Sciences & Software Holdings Corp. (the “Company”), through its wholly-owned subsidiaries, Spectrum Inc., Coast Engine and Equipment Company, Inc. (“CEECO”), and M&M Engineering Limited (“M&M”), anaM7M’s wholly owned subsidiary M&M Offshore Limited (“MMO”) provides a variety of goods and services.  Spectrum Inc. specializes in engineering, manufacturing and technological support services, as well as the production of specialized and standard ground support equipment for the United States Department of Defense and other governmental and commercial contractor.  CEECO provides a full array of electrical and electronic repair, equipment and machinery repair and overhaul, HVAC and refrigeration servicing and repair, pipe fabrication and installation, certified welding services, metal and sheet metal fabrication and installation, custom insulation services, custom flooring services and machinery.  M&M and its subsidiary MMO provide fabrication and installation of process piping, installation of production equipment, steel tank erection, and industrial maintenance, and specialized welding services, fabrication and servicing facilities to the offshore oil sector.

You should read the following discussion and analysis in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Consolidated Overview:

For the three month period ending March 31, 2005, the revenues reported for the Company includes a full three months of operations for Spectrum Inc., two months of operations for M&M (February 1, 2005 through March 31, 2005), and one month of operations for CEECO (March 1, 2005 through March 31, 2005).  For the period ending March 31, 2004, revenues depicted are only those of the Company’s subsidiary Spectrum Inc.

	For the three months ended March 31

	2005		2004

Revenue	$ 2,542,610	100.0%	$ 3,596,578	100.0%
Cost of revenue	2,148,136	84.5%	3,274,381	91.0%

Gross profit	$ 394,474	15.5%	$ 322,197	9.0%

Total revenues for the three months ended March 31, 2005 decreased by 29.3% compared to the same period in 2004, primarily as a result of decreased sales in the Spectrum Inc. management services division.  Gross profit as a percentage of sales was 15.5% for the three months ended March 31, 2005 as compared to 9% for the prior year period.  These increased margins were attributed to manufacturing overhead costs reductions, longer term manufacturing contracts and the continued high profitability of the engineering and information technology services segment.  As of March 31, 2005, the Company had a total backlog in excess of  $20,000,000.  The loss of the Gila Bend Operations & Maintenance contract that ended September 31, 2004 (the “Gila Bend contract”) continues to impact the revenue performance of the total company, however, manufacturing has had a 78% increase in its revenue production.

Spectrum Sciences & Software, Inc.

The following section compares Spectrum, Inc.’s operating results for the quarter ended March 31, 2005 with the quarter ended March 31, 2004.  The three segments depicted include Management Services, Engineering and Information Technology Services, and Manufacturing Services.

Management Services

	For the three months ended March 31

	2005		2004

Revenue	$ 83,013	100.0%	$ 2,641,031	100.0%
Cost of revenue	140,322	169.0%	2,623,485	99.3%

Gross profit	$ (57,309)	(69.0%)	$ 17,546	0.7%

Revenues for the Management Services segment were $83,013 for the three months ended March 31, 2005 as compared to revenues of $2,641,031 for the same period in 2004.  The significant decrease in revenue is attributed to the loss of the renewal on the Gila Bend contract that ended September 30, 2004.  During the previous years, the Gila Bend contract had accounted for over 55% of total Company revenues and will not be immediately replaced.  Other long-term operations and maintenance contracts are being actively pursued, however, potential awards are not expected before mid-2005 and mid-2006.

Expenses generated through our Management Services segment are predominantly related to continuing legal expenses involved in resolving the civil action brought against the Company by three former employees at Gila Bend.  See Part II, Item 1 for more information.

Engineering and Information Technology Services

	For the three months ended March 31

	2005		2004

Revenues	$ 257,174	100.0%	$ 320,090	100.0%
Cost of revenue	121,352	47.2%	168,298	52.6%

Gross profit	$ 135,822	52.8%	$ 151,792	47.4%

Revenues for the Engineering and Information Technology Services segment decreased 19.7% for the period ended March 31, 2005 as compared to the same period in 2004.  This decrease in revenues was due to the diverting of staff resources to non-revenue generating activities such as preparing for the Safe Range Users Conference, preparing Safe Borders for the pending Americas Shield Initiative (ASI) procurement and preparing legal proceedings in the case of Spectrum vs. Garrison, CSR, et al (see Part II, Item 1).  In addition, the Department of the Navy contracting issues have been slower to resolve than originally anticipated.  We now anticipate our revenue position to accelerate in the second quarter as resources are released back to revenue generating activities with the completion of the Users Conference and the Department of the Navy funding is now starting to flow for Government Fiscal Year (GFY) 2005.

Gross profit for the first quarter 2005 as a percent of sales was 52.8%, an increase of 5.4% as compared to the same period in 2004. The segment continues to increase efficiencies as profit produced to-date continues higher as a percentage when compared to the same period in 2004 even with decreased revenues. This increase in gross profit is attributable the continuing restructuring of workflow and software production in the division. The segment also continues to enjoy the high profit margin potential of firm-fixed priced contracts used to procure required software products.  In addition, costs of revenues produced continues to decline as the consultant staff were converted to company employees and stricter financial management processes continue to be implemented.  The Engineering and Information Technology Services segment continues to be the most profitable for the Company.

Marketing and Status of Safe Borders

Technically, Spectrum has continued to enhance the functionality of the existing application. In addition and at the request of a major systems integrator preparing for the America Shield Initiative (“ASI”) procurement, Spectrum is developing another major module for the Safe Borders planning and analysis software application. This module will allow planners to simulate and optimize the planning and placement of surface-based sensors, both fixed and mobile. We anticipate this capability to be an important requirement in the ASI procurement.

Promising second quarter 2005 activities include securing a significant teaming agreement with a major systems integrator pursuing the ASI as a Prime contractor. The ASI is a Border Patrol initiative which will first retrofit and upgrade the existing Border Patrol Integrated Surveillance Intelligence System (“ISIS”) used on the US northern border with Canada and then completely reengineers this system.  We are in various stages of technical and business discussions with three potential Primes while establishing communications with a number of second tier systems integrators for the same procurement. We would anticipate that any teaming agreement would include Safe Borders software licensing, recurring software support and maintenance and Border Patrol tailoring revenue, as well as on going software module development / integration and border security expertise revenues. We would like to position ourselves in nonexclusive, subcontract teaming agreement(s) for the ASI procurement but this may not be possible.

In addition, we have completed the second round of working group meetings with border control/law enforcement agencies in Arizona and have hired a consultant in Arizona to continue the on-going due diligence (“DD”) activities associated with these agencies. These meetings and the information gleaned will provide Spectrum with an enviable library of border agency/law enforcement expertise required in any successful ASI program team. Spectrum conducted a Safe Borders presentation/demonstration at the Customs and Border Protection (“CBP”), Applied Technology Division and Office of Border Patrol (“OBP”) sections at the invitation of the Acting Assistant Commissioner, CBP in November 2004. Our presentation was well received and Safe Borders now has the requisite exposure with appropriate CBP, Border Patrol and ASI personnel.  In addition, the OBP has requested that we suspend our DD activities with field Border Patrol personnel in anticipation of the pending ASI procurement (i.e., the “blackout” period).  The ASI Request for Proposal is expected in the July/August 2005 timeframe.

Manufacturing Segment

	For the three months ended March 31,

	2005		2004

Revenue	$ 1,310,565	100.0%	$ 635,457	100.0%
Cost of revenue	1,076,084	82.1%	482,598	75.9%

Gross profit	$ 234,481	17.9%	$ 152,859	24.1%

Revenue in the Manufacturing segment increased by 78.6 percent for the three month period ended March 31, 2005 as compared to the same period in 2004.  The increased revenue is a direct result of the Company’s planned pursuit and acquisition of more long-term multi-year repetitive contract work.  The Company positioned itself last year with the completion of ten Government Approved First Article verification items and now the continuing work is flowing down on these critical items.  Gross profits for the three months ended March 31, 2005 increased by $81,622 over the same period in 2004.  Overall margins decreased to 17.9% of revenues as compared to 24.1% for the same period in 2004.  Decrease in gross profits was primarily due to increased overtime direct labor expenses.  We continue to pursue additional qualified manufacturing personnel and have been able to establish a partial second shift for our manufacturing segment to maintain production schedules.

M&M Engineering Limited

The following section depicts M&M (including its wholly-owned subsidiary M&M Offshore Limited) operating results for the period February 1, 2005 through March 31, 2005.  There are no comparisons to the same period in 2004

Industrial and Offshore Segment

	For the two months ended March 31,

	2005		2004

Revenue	$ 781,252	100.0%	N/A	N/A
Cost of revenue	744,682	95.3%	N/A	N/A

Gross profit	$ 36,570	4.7%	N/A	N/A

In the two-month period, ended March 31, 2005, M&M recognized revenues of $781,252 that arose from approximately $335,000 from operations of M&M Engineering limited and approximately $446,000 of revenues generated by its wholly-owned subsidiary M&M Offshore Limited.  Gross profits for the two-month period ending March 31, 2005 were approximately 4.7% of recognized revenues.  This profit margin is below the historical profit margins of 15 to 20%.  The decline in gross profit is due to the reduced volume of revenues during the slow winter months along with the continued other direct costs during this low revenue period.  The Industrial and Offshore segment experiences its highest business volume typically in the April to November timeframe.

M&M is currently commencing work on two substantial contracts with estimated gross revenues of approximately $12.4 million Cdn as well as continuing to bid on other new projects during the year.  The development of Atlantic Canada’s infrastructure should foster growth for M&M.  Possible developments in Newfoundland and Labrador that are in the planning stages include the Hebron Ben-Nevis offshore oil discovery and the Lower Churchill hydroelectric development in Labrador.  To date, M&M has not been awarded any contracts with respect to either of these projects; however, management feels the Company is well – positioned to take advantage of these opportunities in the future.

Coast Engine and Equipment Company, Inc.

The following section depicts CEECO operating results for the period March 1, 2005 through March 31, 2005.  There are no comparisons to the same period in 2004.

Repair and Overhaul Segment

	For the one month ended March 31,

	2005		2004

Revenue	$ 110,606	100.0%	N/A	N/A
Cost of revenue	65,697	59.4%	N/A	N/A

Gross profit	$ 44,909	40.6%	N/A	N/A

In the one month period ending March 31, 2005, CEECO recognized revenues of $110,606 in the Repair and Overhaul Segment.  This segment continues to show substantial margins with a gross profit of $36,570 or approximately 40.6% of total revenues.  CEECO continues to provide major servicing to one of its prime customers, Rinker Cement, and is positioning itself for follow on work with a major defense contractor.

Operating Expenses

	March 31, 2005	March 31, 2004	Decrease
Selling, general and administrative expenses	$ 2,293,195	$ 13,951,585	83.5%

Selling, general and administrative expenses Selling, general and administrative (SG&A) expenses decreased 83.5% for the three month period ended March 31, 2005, as compared to the same period in 2004.

During the quarter ended March 31, 2005, there were expenses recorded for stock-based consulting compensation in the amount of $751,662.  There were $416,220 of legal and professional fees during the first quarter of 2005.  The significant increase in legal fees is associated with the company’s legal consultations and work performed to complete the corporate merger and acquisitions, consultations relating to the SEC informal inquiry, as well as the sexual harassment suit under the Gila Bend contract, and the suit against the company by the former president.  These types of expenses were not present in the quarter ended March 31, 2004.

Other Income and Expenses

Interest income and expense, net - Net interest income and (expense) was $26,837and ($63,486) for the three-month period ended March 31, 2005 and 2004.  The change of $90,323 is due to the elimination of all principal balances due on debt with SouthTrust Bank and other vendors for operating subsidiary Spectrum Sciences & Software, Inc., except that debt associated with the real estate, and the interest income of $38,203 that was not present in the quarter ended March 31, 2004.

Other income and expense, net - Net other income was $147,269 and $50,535 for the three-month period ended March 31, 2005 and 2004, respectively.  The increase is attributable to equity earnings of $87,717 from joint ventures for M & M Engineering, an increase in rental income from L-3 Communications for Spectrum Sciences & Software, Inc.as compared to 2004, and a reduction of penalties and late fees in 2005 as compared to 2004.

Capital and liquidity

Cash and cash equivalents decreased by $ 5,055,130 as of March 31, 2005, as compared to December 31, 2004.  The majority of the funds expended were utilized for the acquisitions of M & M Engineering and CEECO.  At March 31, 2005, cash and cash equivalents totaled $611,780 as compared with $1,402,237 at March 31, 2004.  As of March 31, 2005, the Company had $15,223,262 in money market accounts and short-term government-backed securities as a result of investing funds received from the exercise of stock options.  This highly liquid cash position has allowed the company to expand and improve operations.

At March 31, 2005, working capital was $20,599,591, as compared to working capital of $1,208,004 at March 31, 2004.

At March 31, 2005, the current ratio was 7.19, as compared to a ratio of 11.15 at December 31, 2004.

CIBC Facility:

M&M maintains its own revolving line of credit facility with a commercial bank. The credit facility, provided by Canadian Imperial Bank of Commerce (“CIBC”) was initially entered into in December 1994 and has been amended and renewed from time to time (the “CIBC Facility”). The CIBC Facility currently allows the Company to borrow up to the lesser of i) $1.75 million Cdn, or ii) 75% of receivables from governments or large institutions and 60% of other receivables to finance working capital requirements on a revolving basis. The CIBC Facility is payable upon demand and bears interest at prime plus 2.25%. As of March 31, 2005, there was no principal balance outstanding under the CIBC Facility as compared to ($537,008) US$ as of January 31, 2005 or ($1,126,111) US$ as of June 30, 2004.

As security for the CIBC Facility, M&M has provided a first priority lien on receivables, inventory and specific equipment; ii) a second priority lien on land, buildings and immovable equipment; and iii) an assignment of insurance proceeds. M&M and MMO have provided cross-guarantees to CIBC in an unlimited amount to secure each other’s share of the CIBC Facility. The credit facility also requires the Company to comply with specified financial covenants, including current ratio, debt/equity ratio and limits on capital expenditures, dividends and further encumbrances on collateral. As of March 31, 2005, M&M was in compliance with all of these covenants.

RoyNat Mortgage:

As of March 31, 2005, M&M is indebted to RoyNat Inc. (“RoyNat”) in the amount of $240,074 US$. The mortgage matures in 2008 and bears interest at RoyNat’s cost of funds plus 3.25%. As security for its obligations to RoyNat, M&M has granted a first priority lien on the land and building and a secondary lien on all other assets of the Company, subject to the first priority lien in favor of CIBC. MMO has also guaranteed this mortgage.

Magna Credit Facility:

During 2003, Magna negotiated a credit facility in the amount of $1.0 million Cdn, which is repayable on demand and bears interest at the bank’s prime lending rate plus 1.50% per annum. As security, M&M has provided a $250,000 Cdn guarantee plus an agreement to postpone debt of a further $350,000 Cdn.  The outstanding balance of this demand loan as of March 31, 2005 was $474,000 Cdn in total.

ITEM 3.

CONTROLS AND PROCEDURES

Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures in place as of March 31, 2005.  Based on this evaluation, our principal executive and financial officers concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in our reports filed with the Securities and Exchange Commission is accurate and complete and has been recorded, processed, summarized and reported in a timely manner.  Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Harassment Suit

In December 2002, three Spectrum Sciences and Software, Inc. employees each filed complaints for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court, District of Arizona.  The case numbers for these complaints are: CIV ‘02 2621PHX MHM; CIV ‘02 2619 PHX DKD; and CIV ‘02 2620 PHX FJM.  In January 2003, Spectrum filed answers to all three complaints, denying all allegations of wrongdoing. The plaintiffs requested the following: compensatory damages, plus special incidental damages in such a sum as may be proven at trial; punitive damages in such a sum as may be proven at trial; cost for the suit; cost of attorney’s fees; and such other relief as the court deems just and proper.  The case was brought for trial on January 31, 2005 and the case was adjudicated in favor of the plaintiffs with a total award of $383,100 plus attorney’s fees.  The awards were for $300,000, $80,000, and $3,100 respectively for the three plaintiffs.  On March 7, 2005 the plaintiffs lodged a Form of Judgment with the court.  Spectrum filed an objection to the Form of Judgment on the basis that the judgment amounts exceed the statutory limits allowed under Title VII of the Civil Rights Act of 1964.  Spectrum asserted that under 42 U.S.C. 1981a(3) the maximum individual award should not exceed $50,000 per plaintiff as the operations in Arizona did not exceed 100 total employees during the relevant periods for the case.  Upon motion by Spectrum, the court reduced the individual $300,000 award down to $100,000 and bring the total to $183,100.  As we believe the ruling was still based on incorrect assumptions, Spectrum has petitioned the court to reconsider and has provided evidence of a $50,000 cap per claimant as the appropriate form of judgment.  The court has not yet ruled on Spectrum’s request for reconsideration.

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

Munitions Assembly Conveyor (MAC) Lawsuit

On August 23, 2004, Spectrum Sciences & Software, Inc. filed suit against the United States Government in the United States Court of Federal Claims (case number 04-1366C) based on the Government’s actions associated with the procurement of the improved Munitions Assembly Conveyor (MAC).  The MAC is a munitions handling and support equipment system used to build up munitions prior to loading on an aircraft.  As a result of Spectrum’s experience in both utilizing and producing the MAC, Spectrum identified numerous areas needing improvement and upgrading to this old system.  Based on Spectrum’s work, the Government entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving munitions support equipment including the MAC.  As part of the CRADA negotiation, Spectrum identified its prior development and unique modifications and improvements that constituted Spectrum’s trade secrets and intellectual property associated with the MAC.  Following completion of the CRADA effort and delivery of the final report, the Government made overtures to purchase Spectrum’s rights in the redesigned MAC, however, the offer was rejected as being inadequate to compensate Spectrum for its efforts in redesigning the MAC and for the potential for further licensing opportunities.  Following the failure of these discussions, Spectrum alleges that the Government deliberately breached its obligation to Spectrum under the CRADA to safeguard and protect Spectrum’s intellectual property and proprietary information by improperly disclosing and widely disseminating to third parties, including Spectrum competitors, Spectrum’s proprietary information via a draft Request for Proposal Solicitation dated May 1, 2004.  Based on the Government’s improper actions, Spectrum filed suit in the United States Court of Federal Claims containing three counts alleging:

•

Breach of Express Contract

•

Breach of Implied in Fact Contract

•

Misappropriation of Trade Secrets

Spectrum has requested damages in an amount not less than three and one half million dollars ($3,500,000) and will request the award of its costs, fees, expenses and attorney’s fees associated with this action.

The Department of Justice on behalf of the agency filed its Answer to the Complaint on December 6, 2004.  Based on discovery to date, Spectrum filed an Amended Complaint on March 14, 2005.  Initial Rule 26 documents have been exchanged and motions on the pleadings and substantial discovery are ongoing..  The Company cannot predict the outcome of this litigation but is confident of its position as set forth in this lawsuit.

Garrison Lawsuit

On February 22, 2005, Spectrum Sciences & Software, Inc. filed suit against former employees Donald L. Garrison, David M. Hatfield and their current employer Control Systems Research, Inc. in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida (case number 2005-CA-000779 S).  Spectrum alleges that during their employment at Spectrum, Mr. Garrison and Mr. Hatfield were actively involved with the development and application of the Safe Range project (a proprietary Spectrum product) and other non-technical company information such as employee wage data and personnel files, marketing plans, bidding information, and information about other Spectrum contracts and affairs.  The suit alleges that Garrison and Hatfield used Spectrum’s confidential and proprietary information (in violation of their signed agreements for Protection of Proprietary Information) to allow their new employer (Control Systems Research, Inc.) to improperly compete against Spectrum with regards to the Safe Range program and other related government contracts.  The five counts identified in the lawsuit include:

•

Breach of Contract

•

Violation of Uniform Trade Secrets Act

•

Tortious Interference

•

Conversion

•

Civil Conspiracy

Total damages to Spectrum were not specified and the defendants have responded to the suit and deny all claims.  Discovery is underway.  The Company currently does not know what the outcome of this litigation will be.

Spectrum is not aware of any other pending or threatened litigation.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

a.

Exhibits

Exhibit Number	Description
2.1	Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc., Louis T. Rogers and Marilyn G. Rogers	A
2.2

Share Purchase Agreement, dated as of February 1, 2005, by and among Spectrum Sciences & Software Holdings Corp., EnerNorth Industries Inc. and M&M Engineering Limited (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2004)

B
2.3	Letter Agreement, dated as of February 2, 2005, by and between Spectrum Sciences & Software Holdings Corp. and EnerNorth Industries Inc.	B
2.4

Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael Megless

C
2.5

Amendment and Waiver Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael Megless

C
3.1	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., dated as of March 24, 2003, as amended by the First Amendment thereto dated May 11, 2005	*
4.1	Registration Rights Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael Megless.	C
10.1	Form of Stock Option Agreement for stock options issued to Kelvin D. Armstrong, Karl Heer, William H. Ham, Jr. and Nancy C. Gontarek on January 12, 2005	D

10.2	Form of Stock Option Agreement for stock options issued to Kelvin D. Armstrong, Karl Heer, William H. Ham, Jr. and Nancy C. Gontarek on February 14, 2005	E
10.3	Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne	C
10.4	Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael Megless	C
10.5

Assignment and Assumption Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Spectrum Sciences & Software, Inc., with respect to the Employment Agreement of William H. Ham, Jr., as amended

C
10.6

Assignment and Assumption Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Spectrum Sciences & Software, Inc., with respect to the Employment Agreement of Nancy C. Gontarek, as amended

C
10.7	Stock Option Agreement, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne, dated May 11, 2005	C
23.1	Consent of Independent Registered Certified Public Accounting Firm, dated April 18, 2005	F
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

A

Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 25, 2005

B

Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 1, 2005

C

Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 11, 2005

D

Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 12, 2005

E

Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 14, 2005

F

Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with Securities and Exchange on May 13, 2005, amending the Company’s Current Report on Form 8-K, dated February 25, 2005

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of May 2005.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Date: May 23, 2005

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

Date: May 23, 2005

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

Date: May 23, 2005

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

Date:  May 23, 2005

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Spectrum Sciences & Software Holdings Corp. (the “Company”) on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William H. Ham, Jr., President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By /s/ William H. Ham, Jr.

William H. Ham, Jr.

President and Chief Executive Officer

Date:  May 23, 2005

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Spectrum Sciences & Software Holdings Corp. (the “Company”) on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nancy C. Gontarek, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By /s/ Nancy C. Gontarek

Nancy C. Gontarek

Chief Financial Officer

Date:  May 23, 2005

Exhibit 3.1

FIRST AMENDMENT

TO THE

AMENDED AND RESTATED BYLAWS

OF

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Pursuant to the provisions of Article VI of the Amended and Restated Bylaws (the “Bylaws”) of SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP., a Delaware corporation (the “Corporation”), the following amendment to the Bylaws was adopted pursuant to a Unanimous Consent in Lieu of Special Meeting of the Board of Directors of the Corporation, dated as of May 11, 2005:

1.

Article II – Directors shall be amended to add the following as new paragraph 9:

9.

TEMPORARY BOARD COMPOSITION AND FUNCTIONS.  For the period commencing May 11, 2005 and ending on the earlier of (i) the completion of the Corporation’s 2006 annual meeting of shareholders and (ii) the date on which the composition of the Corporation’s Board shall be in compliance with the corporate governance standards for the composition of boards of directors set forth by Nasdaq in respect of an application for listing on Nasdaq (including either of the Nasdaq National Market or Nasdaq Small Cap Market), and any rule, regulation or provision of the U.S. Securities and Exchange Commission relating thereto, the Board shall be subject to the following provisions, and, to the extent such provisions are inconsistent with any other provision in the Bylaws, the provisions hereunder shall apply:

—

NUMBER.  The number of directors constituting the whole Board shall be five.

—

CLASS.  There shall be the following three classes of directors: Class A directors, which shall consist of two directors, Class B directors, which shall consist of two directors, and a single Class C director.  Except as set forth below, the authority of each of the three classes of directors shall be identical.  In the event of a vacancy of a Class A or Class B director, the remaining Class A or Class B director, as applicable, shall, in its sole discretion, appoint a new director to fill such vacancy until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal.  In the event of simultaneous vacancies of both Class A directors or both Class B directors, such vacancies shall be filled by the affirmative vote of a majority of the remaining directors then in office.

—

VOTING.  Except as otherwise provided in this paragraph 9 of Article II, at least four directors present at a meeting at which a quorum is present shall be necessary to constitute an act of the Board.

2.

Except as expressly amended herein and upon termination of this amendment as provided in paragraph 9 of Article II set forth above, the Bylaws of the Corporation shall remain in full force and effect.

CERTIFICATE

I, Nancy C. Gontarek, Secretary of SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP. (the “Corporation”), do hereby certify that the foregoing is a true and correct copy of the First Amendment to the Corporation’s Amended and Restated Bylaws adopted by the Board of Directors of the Corporation on May 11, 2005.

IN WITNESS WHEREOF, I have set my hand this 11th day of May, 2005.

/s/ Nancy C. Gontarek

Nancy C. Gontarek, Secretary

AMENDED AND RESTATED

BYLAWS

OF

SILVA BAY INTERNATIONAL INC.

(A DELAWARE CORPORATION)

__________________________

APPROVED AND ADOPTED

MARCH 24, 2003

_________________________

ARTICLE I

STOCKHOLDERS

1.

CERTIFICATES REPRESENTING STOCK.  Certificates representing stock in the corporation shall be signed by, or in the name of, the corporation by the Chairman or Vice-Chairman of the Board of Directors, if any, or by the President or a Vice-President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the corporation.  Any or all the signatures on any such certificate may be a facsimile.  In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of issue.

Whenever the corporation shall be authorized to issue more than one class of stock or more than one series of any class of stock, and whenever the corporation shall issue any shares of its stock as partly paid stock, the certificates representing shares of any such class or series or of any such partly paid stock shall set forth thereon the statements prescribed by the General Corporation Law.  Any restrictions on the transfer or registration of transfer of any shares of stock of any class or series shall be noted conspicuously on the certificate representing such shares.  The corporation may issue a new certificate of stock or uncertificated shares in place of any certificate theretofore issued by it, alleged to have been lost, stolen, or destroyed, and the Board of Directors may require the owner of the lost, stolen, or destroyed certificate, or his legal representative, to give the corporation a bond sufficient to indemnify the corporation against any claim that may be made against it on account of the alleged loss, theft, or destruction of any such certificate or the issuance of any such new certificate or uncertificated shares.

2.

UNCERTIFICATED SHARES.  Subject to any conditions imposed by the General Corporation Law, the Board of Directors of the corporation may provide by resolution or resolutions that some or all of any or all classes or series of the stock of the corporation shall be uncertificated shares.  Within a reasonable time after the issuance or transfer of any uncertificated shares, the corporation shall send to the registered owner thereof any written notice prescribed by the General Corporation Law.

3.

FRACTIONAL SHARE INTERESTS.  The corporation may, but shall not be required to, issue fractions of a share.  If the corporation does not issue fractions of a share, it shall (1) arrange for the disposition of fractional interests by those entitled thereto, (2) pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined, or (3) issue scrip or warrants in registered form (either represented by a certificate or uncertificated) or bearer form (represented by a certificate) which shall entitle the holder to receive a full share upon the surrender of such scrip or warrants aggregating a full share.  A certificate for a fractional share or an uncertificated fractional share shall, but scrip or warrants shall not unless otherwise provided therein, entitle the holder to exercise voting rights, to receive dividends thereon, and to participate in any of the assets of the corporation in the event of liquidation.  The Board of Directors may cause scrip or warrants to be issued subject to the conditions that they shall become void if not exchanged for certificates representing the full shares or uncertificated full shares before a specified date, or subject to the conditions that the shares for which scrip or warrants are exchangeable may be sold by the corporation and the proceeds thereof distributed to the holders of scrip or warrants, or subject to any other conditions which the Board of Directors may impose.

4.

STOCK TRANSFERS.  Upon compliance with provisions restricting the transfer or registration of transfer of shares of stock, if any, transfers or registration of transfers of shares of stock of the corporation shall be made only on the stock ledger of the corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and flied with the Secretary of the corporation or with a transfer agent or a registrar, if any, and, in the case of shares represented by certificates, on surrender of the certificate or certificates for such shares of stock properly endorsed and the payment of all taxes due thereon.

5.

RECORD DATE FOR STOCKHOLDERS.  In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than sixty nor less than ten days before the date of such meeting.  If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held.  A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.  In order that the corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than ten days after the date upon which the resolution fixing the record date is adopted by the Board of Directors.  If no record date has been fixed by the Board of Directors, the record date for determining the stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by the General Corporation Law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded.  Delivery made to the corporation’s registered office shall be by hand or by certified or registered mail, return receipt requested.  If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by the General Corporation Law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.  In order that the corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion, or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty days prior to such action.  If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

6.

MEANING OF CERTAIN TERMS.  As used herein in respect of the right to notice of a meeting of stockholders or a waiver thereof or to participate or vote thereat or to consent or dissent in writing in lieu of a meeting, as the case may be, the term “share” or “shares” or “share of stock” or “shares of stock” or “stockholder” or “stockholders” refers to an outstanding share or shares of stock and to a holder or holders of record of outstanding shares of stock when the corporation is authorized to issue only one class of shares of stock, and said reference is also intended to include any outstanding share or shares of stock and any holder or holders of record of outstanding shares of stock of any class upon which or upon whom the certificate of incorporation confers such rights where there are two or more classes or series of shares of stock or upon which or upon whom the General Corporation Law confers such rights notwithstanding that the certificate of incorporation may provide for more than one class or series of shares of stock, one or more of which are limited or denied such rights thereunder, provided, however, that no such right shall vest in the event of an increase or a decrease in the authorized number of shares of stock of any class or series which is otherwise denied voting rights under the provisions of the certificate of incorporation, except as any provision of law may otherwise require.

7.

STOCKHOLDER MEETINGS.

―

TIME.  The annual meeting shall be held on the date and at the time fixed, from time to lime, by the directors, provided, that the first annual meeting shall be held on a date within thirteen months after the organization of the corporation, and each successive annual meeting shall be held on a date within thirteen months after the date of the preceding annual meeting.  A special meeting shall be held on the date and at the time fixed by the directors.

―

PLACE.  Annual meetings and special meetings shall be held at such place, within or without the State of Delaware, as the directors may, from time to time, fix.  Whenever the directors shall fail to fix such place, the meeting shall be held at the registered office of the corporation in the State of Delaware.

―

CALL.  Annual meetings and special meetings may be called by the directors or by any officer instructed by the directors to call the meeting.

―

NOTICE OR WAIVER OF NOTICE.  Written notice of all meetings shall be given, stating the place, date, and hour of the meeting and stating the place within the city or other municipality or community at which the list of stockholders of the corporation may be examined.  The notice of an annual meeting shall state that the meeting is called for the election of directors and for the transaction of other business which may properly come before the meeting, and shall (if any other action which could be taken at a special meeting is to be taken at such annual meeting) state the purpose or purposes.  The notice of a special meeting shall in all instances state the purpose or purposes for which the meeting is called.  The notice of any meeting shall also include, or be accompanied by, any additional statements, information, or documents prescribed by the General Corporation Law.  Except as otherwise provided by the General Corporation Law, a copy of the notice of any meeting shall be given, personally or by mail, not less than ten days nor more than sixty days before the date of the meeting, unless the lapse of the prescribed period of time shall have been waived, and directed to each stockholder at his record address or at such other address which he may have furnished by request in writing to the Secretary of the corporation.  Notice by mail shall be deemed to be given when deposited, with postage thereon prepaid in the United States Mail.  If a meeting is adjourned to another time, not more than thirty days hence, and/or to another place, and if an announcement of the adjourned time and/or place is made at the meeting, it shall not be necessary to give notice of the adjourned meeting unless the directors, after adjournment, fix a new record date for the adjourned meeting.  Notice need not be given to any stockholder who submits a written waiver of notice signed by him before or after the time stated therein.  Attendance of a stockholder at a meeting of stockholders shall constitute a waiver of notice of such meeting, except when the stockholder attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.  Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice.

―

STOCKHOLDER LIST.  The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder.  Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city or other municipality or community where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held.  The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.  The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by this section or the books of the corporation, or to vote at any meeting of stockholders.

―

CONDUCT OF MEETING.  Meetings of the stockholders shall be presided over by one of the following officers in the order of seniority and if present and acting: the Chairman of the Board, if any, the Vice-Chairman of the Board, if any, the President, a Vice-President, or, if none of the foregoing is in office and present and acting, by a chairman to be chosen by the stockholders.  The Secretary of the corporation, or in his absence, an Assistant Secretary, shall act as secretary of every meeting, but if neither the Secretary nor an Assistant Secretary is present the Chairman of the meeting shall appoint a secretary of the meeting.

―

PROXY REPRESENTATION.  Every stockholder may authorize another person or persons to act for him by proxy in all matters in which a stockholder is entitled to participate, whether by waiving notice of any meeting, voting or participating at a meeting, or expressing consent or dissent without a meeting.  Every proxy must be signed by the stockholder or by his attorney-in-fact.  No proxy shall be voted or acted upon after three years from its date unless such proxy provides for a longer period.  A duly executed proxy shall be irrevocable if it states that it is irrevocable and, if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power.  A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the stock itself or an interest in the corporation generally.

―

INSPECTORS.  The directors, in advance of any meeting, may, but need not, appoint one or more inspectors of election to act at the meeting or any adjournment thereof.  If an inspector or inspectors are not appointed, the person presiding at the meeting may, but need not, appoint one or more inspectors.  In case any person who may be appointed as an inspector fails to appear or act, the vacancy may be filled by appointment made by the directors in advance of the meeting or at the meeting by the person presiding thereat.  Each inspector, if any, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspectors at such meeting with strict impartiality and according to the best of his ability.  The inspectors, if any, shall determine the number of shares of stock outstanding and the voting power of each, the shares of stock represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots, or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots, or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all stockholders.  On request of the person presiding at the meeting, the inspector or inspectors, if any, shall make a report in writing of any challenge, question, or matter determined by him or them and execute a certificate of any fact found by him or them.  Except as otherwise required by subsection (e) of Section 231 of the General Corporation Law, the provisions of that Section shall not apply to the corporation.

―

QUORUM.  The holders of a majority of the outstanding shares of stock shall constitute a quorum at a meeting of stockholders for the transaction of any business.  The stockholders present may adjourn the meeting despite the absence of a quorum.

―

VOTING.  Each share of stock shall entitle the holder thereof to one vote.  Directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors.  Any other action shall be authorized by a majority of the votes cast except where the General Corporation Law prescribes a different percentage of votes and/or a different exercise of voting power, and except as may be otherwise prescribed by the provisions of the certificate of incorporation and these Bylaws.  In the election of directors, and for any other action, voting need not be by ballot.

8.

STOCKHOLDER ACTION WITHOUT MEETINGS.  Except as any provision of the General Corporation Law may otherwise require, any action required by the General Corporation Law to be taken at any annual or special meeting of stockholders, or any action which may be taken at any annual or special meeting of stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.  Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.  Action taken pursuant to this paragraph shall be subject to the provisions of Section 228 of the General Corporation Law.

ARTICLE II

DIRECTORS

1.

FUNCTIONS AND DEFINITION.  The business and affairs of the corporation shall be managed by or under the direction of the Board of Directors of the corporation.  The Board of Directors shall have the authority to fix the compensation of the members thereof.  The use of the phrase “whole board” herein refers to the total number of directors which the corporation would have if there were no vacancies.

2.

QUALIFICATIONS AND NUMBER.  A director need not be a stockholder, a citizen of the United States, or a resident of the State of Delaware.  The initial Board of Directors shall consist of three persons.  Thereafter the number of directors constituting the whole board shall be at least one.  Subject to the foregoing limitation and except for the first Board of Directors, such number may be fixed from time to time by action of the stockholders or of the directors, or, if the number is not fixed, the number shall be three.  The number of directors may be increased or decreased by action of the stockholders or of the directors.

3.

ELECTION AND TERM.  The first Board of Directors, unless the members thereof shall have been named in the certificate of incorporation, shall be elected by the incorporator or incorporators and shall hold office until the first annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal.  Any director may resign at any time upon written notice to the corporation.  Thereafter, directors who are elected at an annual meeting of stockholders, and directors who are elected in the interim to fill vacancies and newly created directorships, shall hold office until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal.  Except as the General Corporation Law may otherwise require, in the interim between annual meetings of stockholders or of special meetings of stockholders called for the election of directors and/or for the removal of one or more directors and for the filling of any vacancy in that connection, newly created directorships and any vacancies in the Board of Directors, including unfilled vacancies resulting from the removal of directors for cause or without cause, may be filled by the vote of a majority of the remaining directors then in office, although less than a quorum, or by the sole remaining director.

4.

MEETINGS.

―

TIME.  Meetings shall be held at such time as the Board shall fix, except that the first meeting of a newly elected Board shall be held as soon after its election as the directors may conveniently assemble.

―

PLACE.  Meetings shall be held at such place within or without the State of Delaware as shall be fixed by the Board.

―

CALL.  No call shall be required for regular meetings for which the time and place have been fixed.  Special meetings may be called by or at the direction of the Chairman of the Board, if any, the Vice-Chairman of the Board, if any, of the President, or of a majority of the directors in office.

―

NOTICE OR ACTUAL OR CONSTRUCTIVE WAIVER.  No notice shall e required for regular meetings for which the time and place have been fixed.  Written, oral, or any other mode of notice of the time and place shall be given for special meetings in sufficient time for the convenient assembly of the directors thereat.  Notice need not be given to any director or to any member of a committee of directors who submits a written waiver of notice signed by him before or after the time stated therein.  Attendance of any such person at a meeting shall constitute a waiver of notice of such meeting, except when he attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.  Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the directors need be specified in any written waiver of notice.

―

QUORUM AND ACTION.  A majority of the whole Board shall constitute a quorum except when a vacancy or vacancies prevents such majority, whereupon a majority of the directors in office shall constitute a quorum, provided, that such majority shall constitute at least one-third of the whole Board.

A majority of the directors present, whether or not a quorum is present, may adjourn a meeting to another time and place.  Except as herein otherwise provided, and except as otherwise provided by the General Corporation Law, the vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board.  The quorum and voting provisions herein stated shall not be construed as conflicting with any provisions of the General Corporation Law and these Bylaws which govern a meeting of directors held to fill vacancies and newly created directorships in the Board or action of disinterested directors.

Any member or members of the Board of Directors or of any committee designated by the Board, may participate in a meeting of the Board, or any such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other.

―

CHAIRMAN OF THE MEETING.  The Chairman of the Board, if any and if present and acting, shall preside at all meetings.  Otherwise, the Vice-Chairman of the Board, if any and if present and acting, or the President, if present and acting, or any other director chosen by the Board, shall preside.

5.

REMOVAL OF DIRECTORS.  Except as may otherwise be provided by the General Corporation Law, any director or the entire Board of Directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors.

6.

COMMITTEES.  The Board of Directors may designate one or more committees, each committee to consist of one or more of the directors of the corporation.  The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee.  In the absence or disqualification of any member of any such committee or committees, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.  Any such committee, to the extent provided in the resolution of the Board, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation with the exception of any power or authority the delegation of which is prohibited by Section 141 of the General Corporation Law, and may authorize the seal of the corporation to be affixed to all papers which may require it.

7.

WRITTEN ACTION.  Any action required or permitted to be taken at any meeting of the Board of Directors or any committee thereof may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.

8.

EXCLUSIVE POWERS OF THE BOARD OF DIRECTORS.  The Board of Directors shall have the sole authority and discretion through March 24, 2006 (i) to permit the corporation to pursue any and all financing plans for debt in excess of $100,000, and (ii) to grant stock options to purchase in excess of $50,000 worth of shares of the corporation’s common stock.

ARTICLE III

OFFICERS

The officers of the corporation shall consist of a President, a Secretary, a Treasurer, and, if deemed necessary, expedient, or desirable by the Board of Directors, a Chairman of the Board, a Vice-Chairman of the Board, an Executive Vice-President, one or more other Vice-Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers with such titles as the resolution of the Board of Directors choosing them shall designate.  Except as may otherwise be provided in the resolution of the Board of Directors choosing him, no officer other than the Chairman or Vice-Chairman of the Board, if any, need be a director.  Any number of offices may be held by the same person, as the directors may determine.  Unless otherwise provided in the resolution choosing him, each officer shall be chosen for a term which shall continue until the meeting of the Board of Directors following the next annual meeting of stockholders and until his successor shall have been chosen and qualified.  All officers of the corporation shall have such authority and perform such duties in the management and operation of the corporation as shall be prescribed in the resolutions of the Board of Directors designating and choosing such officers and prescribing their authority and duties, and shall have such additional authority and duties as are incident to their office except to the extent that such resolutions may be inconsistent therewith.  The Secretary or an Assistant Secretary of the corporation shall record all of the proceedings of all meetings and actions in writing of stockholders, directors, and committees of directors, and shall exercise such additional authority and perform such additional duties as the Board shall assign to him.  Any officer may be removed, with or without cause, by the Board of Directors.  Any vacancy in any office may be filled by the Board of Directors.

ARTICLE IV

CORPORATE SEAL

The corporate seal shall be in such form as the Board of Directors shall prescribe.

ARTICLE V

FISCAL YEAR

The fiscal year of the corporation shall be fixed, and shall be subject to change, by the Board of Directors.

ARTICLE VI

CONTROL OVER BYLAWS

Subject to the provisions of the certificate of incorporation and the provisions of the General Corporation Law, the power to amend, alter, or repeal these Bylaws and to adopt new Bylaws may be exercised by the Board of Directors or by the stockholders.

I HEREBY CERTIFY that the foregoing is a full, true, and correct copy of the Bylaws of Silva Bay International Inc., a Delaware corporation, as in effect on the date hereof.

Dated: March 24, 2003

/s/Dyron M. Watford

---------------------

President of

Silva Bay International, Inc.

(SEAL)