Form 10QSB/A
period 2005-06-06
SPECTRUM SCIENCES & SOFTWARE HOLDINGS INC
filed 2005-06-07
CIK 1229195

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1

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

Yes [X]    No [ ]

As of June 7, 2005 there were 38,972,200 shares of the registrant's common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [X]

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB/A

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

4

Consolidated Balance Sheet as of March 31, 2005 (unaudited)

4

Consolidated Statements of Operations and Comprehensive Loss for the three months ended

March 31, 2005 and 2004 (unaudited)

5

Consolidated Statements of Stockholders’ Equity for the three months ended

March 31, 2005  (unaudited)

6

Consolidated Statements of Cash Flows for the three months ended

March 31, 2005 and 2004 (unaudited)

7

Notes to Consolidated Financial Statements (unaudited)

8

Item 2.  Management's Discussion and Analysis or Plan of Operations

25

Item 3.  Controls and Procedures

31

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

32

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

34

Item 3.  Defaults Upon Senior Securities

34

Item 4.  Submission of Matters to a Vote of Security Holders

34

Item 5.  Other Information

34

Item 6.  Exhibits

34

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB/A

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operations."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Consolidated Balance Sheet

As of March 31, 2005 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$611,780
Short-term investments	15,223,262
Receivables	5,478,656
Due from stockholder	705,126
Inventories	536,687
Prepaid expenses	821,589
Due from joint ventures of subsidiaries	469,086
Deferred tax asset	82,562
Total current assets	23,928,748

Property and equipment, net	5,066,583
Goodwill	1,589,425
Investments in joint ventures	761,736
Other assets	23,071
TOTAL ASSETS	$31,369,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,558,835
Due to stockholder	705,126
Accrued expenses	508,130
Current portion of due to related party	33,026
Deferred revenues	210,181
Deferred tax liability	124,899
Current portion of long-term debt	188,960
Total current liabilities	3,329,157

Long-term liabilities:
Long term debt, less current portion	355,988
Due to related party, less current portion	17,388
Deferred tax liability, less current portion	36,233
TOTAL LIABILITIES	3,738,766

Commitments and contingencies (Note 13)
Minority interest	20,081

Stockholders' equity:
Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, none issued	-
Common stock, $0.0001 par value; 80,000,000 shares authorized,
38,972,200 issued and outstanding	3,898
Additional paid-in capital	70,650,841
Accumulated deficit	(43,021,852)
Accumulated other comprehensive loss	(22,172)
Total stockholders' equity	27,610,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,369,563

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2005 and 2004

 (Unaudited)

	2005	2004

Revenues	$2,542,610	$3,596,578

Cost of revenues	2,148,136	3,274,381

Gross profit	394,474	322,197

Operating expenses	2,293,195	13,951,585

Loss from operations	(1,898,721)	(13,629,388)

Total other income (expense), net	174,105	(12,951)

Loss before income tax benefit
and minority interest	(1,724,616)	(13,642,339)

Income tax benefit	-	61,330

Net loss before minority interest	(1,724,616)	-

Minority interest	(20,081)	-

Net loss	(1,744,697)	(13,581,009)

Unrealized loss on available for sale securities	(22,994)	-

Total comprehensive loss	$(1,767,691)	$(13,581,009)

Weighted average common shares outstanding:
Basic and diluted	38,971,508	19,316,934

Loss per share:
Basic and diluted	$(0.05)	$(0.70)

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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Consolidated Statements of Cash Flows

For the three months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities
Net loss	$(1,744,697)	$(13,581,009)
Adjustments to reconcile net loss to net
cash used in operating activities
Issuance of stock options to related party for consulting services	-	11,418,038
Investor relations expenses paid by a related party	-	2,065,000
Amortization	41,801	445
Depreciation	68,837	32,327
Accrued interest payable due to related parties	-	7,792
Issuance of stock options to employees	751,662	-
Loss on disposal of property and equipment	1,633	-
Deferred income taxes	6,592	(28,594)
Minority interest	20,081	-
Foreign exchange translation gain	126,216	-
Decrease (increase) in assets:
Receivables	629,226	(386,994)
Inventories	(54,806)	(122,524)
Prepaid expenses and other assets	129,704	(107,831)
Due from joint ventures	332,410	-
(Decrease) increase in liabilities:
Accounts payable	(467,397)	(160,273)
Accrued expenses	(259,737)	373,359
Contract deposits	-	8,306
Deferred revenues	(18,787)	(36,966)
Provision for contract losses	(148,248)	-
Net cash used in operating activities	(585,510)	(518,924)

Cash flows from investing activities
Maturities of available for sale investments	3,547,657	-
Purchase of M & M, net of cash received	(6,878,035)	-
Purchase of CEECO, net of cash received	(289,462)	-
Purchase of property and equipment	(299,449)	(7,817)
Investments in joint ventures	5,634	-
Net cash used in investing activities	(3,913,655)	(7,817)

Cash flows from financing activities
Repayment of long term debt	(557,228)	(544,171)
Repayment of short term debt	-	(307,726)
Advances from related party	-	598,916
Repayment of due to related party	(2,797)	-
Proceeds from the exercise of stock options	4,060	1,485,000
Net cash provided by (used in) financing activities	(555,965)	1,232,019

Net (decrease) increase in cash and cash equivalents	(5,055,130)	705,278

Cash and cash equivalents at beginning of period	5,666,910	696,959
Cash and cash equivalents at end of period	$611,780	$1,402,237

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,649	$66,919

Supplemental schedule of non-cash financing and investing:
Reduction in due to related party in lieu of cash payment for exercise
of stock options	$ -	$3,135,000

Unrealized loss on available for sale securities	$(22,994)	$ -

Reclassification of short-term debt to accrued expenses	$ -	$77,635

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

Spectrum, Inc. was incorporated in the State of Florida on October 8, 1982. Headquartered in Fort Walton Beach, Florida, the Company has five reportable segments - management services, manufacturing, engineering and information technology, industrial and offshore, and repair and overhaul. Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance. Manufacturing operations include the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment. The Company's engineering and information technology services segment consists of the sale of computer software developed to assist in hazard management and weapons impact analysis.  Industrial and offshore operations include the Company’s engineering, mechanical contracting and steel fabrication in the Province of Newfoundland, Canada.  The Company’s repair and overhaul segment is engaged in providing specialized fabrication and boat repair services and is certified to perform safety inspections and life boat repairs.

On April 2, 2003, Silva Bay International, Inc. acquired Spectrum, Inc., in exchange for the issuance of 2,500,000 shares of common stock (taking into account the forward two for one stock split of April 9, 2003).  Spectrum, Inc. is now the wholly owned subsidiary of the company formerly known as Silva Bay International, Inc. (now collectively referred to as the “Company”).

On April 8, 2003, Silva Bay International, Inc. changed its name to Spectrum Sciences & Software Holdings Corp.  On April 9, 2003, the Company effectuated a two for one forward split of its common stock.  On November 4, 2003, the Company’s registration statement as a reporting company under the Exchange Act of 1934, as amended, (the “Exchange Act”) became effective.

On February 1, 2005, the Company acquired all of the outstanding capital stock of M&M Engineering Limited (“M&M”), a corporation organized under the laws of the Province of Newfoundland and Labrador, Canada, from  EnerNorth Industries Inc., a corporation organized under the laws of the Province of Ontario, Canada (“EnerNorth”), pursuant to a Share Purchase Agreement (the “Purchase Agreement”) dated as of the same date.  The purchase price for the capital stock of M&M was $5,958,802 in cash.  Pursuant to the Purchase Agreement, M&M redeemed 1,000 of its preferred shares held by EnerNorth for $809,400 immediately prior to the closing of the acquisition and issued the same number of preferred shares to the Company for $809,400.  See Note 3 for a further description of this acquisition.

On February 25, 2005, the Company acquired all of the issued and outstanding capital stock of Coast Engine and Equipment Co., Inc. (“CEECO”) from Louis T. Rogers (“Mr. Rogers”) and Marilyn G. Rogers (“Ms. Rogers” and, together with Mr. Rogers, the “Shareholders”) pursuant to a Stock Purchase and Sale Agreement (the “Agreement”).  Under the terms of the Agreement, the Company will pay to the Shareholders a total purchase price of up to $900,000 over a three-year period. The purchase price is payable in cash and stock of the Company and is subject to certain adjustments, including, without limitation, adjustments based on CEECO’s earnings during such three-year period.  See Note 3 for a further description of this acquisition.

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

The Company currently has a net operating loss carryforward of approximately $8,000,000, which would equate to a deferred tax asset of approximately $3,000,000 at March 31, 2005.  The Company has not recorded that federal tax benefit in the accompanying financial statements, as management has deemed that full realization of these assets is unlikely.

(C)

Earnings (Loss) Per Share

The Company reports its earnings (loss) per share in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share."  Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

Basic earnings (loss) per share (“EPS”) are calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period.  Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents.  The Company’s common stock equivalents consist of employee, director and consultant stock options to purchase common stock.  Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2005 and 2004.

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

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment.  The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions.  Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

2.

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.  These interim consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

3.

ACQUISITION OF M&M ENGINEERING LIMITED AND COAST ENGINE AND EQUIPMENT COMPANY, INC.

On February 1, 2005, Spectrum Sciences & Software Holdings Corp. completed the acquisition of M & M for $6,768,202 in cash; a combination of the purchase of 100% of the capital stock of M & M and an issuance of 1,000 preferred shares to the Company. The purchase price for the capital stock of M&M was $5,958,802 in cash.  The total cost of the acquisition includes approximately $297,000 of acquisition related expenses – for a total cost of $7,065,200.   Pursuant to the Purchase Agreement, M&M redeemed 1,000 of its preferred shares held by EnerNorth for $809,400 immediately prior to closing of the acquisition and issued the same number of preferred shares to the Company for $809,400.   The primary purpose of this acquisition was to expand the Company’s corporate customer base away from reliance on U.S. federal government contracting and to capitalize on the growth potential in the natural resource sector to include: the offshore oil and gas industries, the hydroelectric sector, mining and the pulp and paper industries in NewFoundland and Labrador.

On February 25, 2005, Spectrum Sciences & Software Holdings Corp. completed the acquisition of CEECO with the initial payment for $300,000 plus an earn-out over the next three years.  Under the terms of the Agreement, the Company will pay to the Shareholders a total purchase price of up to $900,000 over a three-year period. The purchase price is payable in cash and stock of the Company and is subject to certain adjustments, including, without limitation, adjustments based on CEECO’s earnings during such three-year period. In addition to the $300,000 cash payment for CEECO, there were approximately $30,000 of acquisition related expenses.  Pursuant to a security agreement executed in connection with the Agreement, the Shareholders will retain a security interest in all of the assets of CEECO until the total purchase price has been paid by the Company.   The Company has a three-year employment contract with Louis T. Rogers and a six-month contract with Marilyn G. Rogers.  The CEECO acquisition allows the Company to exploit other non-government customer bases in the south-central Florida region.   It also provides the opportunity to pursue known business opportunities within the U.S. Coast Guard and U.S. Navy by increasing the Company’s presence in that market.

Both acquisitions were accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition.  The financial statements of the Company through January 31, 2005 are those of its single subsidiary, Spectrum, Inc.  The results of operations of the acquired companies, M&M Engineering and CEECO, have been included in the accompanying consolidated financial statements from the date of the acquisitions, February 1, 2005 and March 1, 2005, respectively.

The following consolidated pro forma financial information was prepared assuming that the acquisitions of M&M and CEECO had occurred at the beginning of each of the quarters ended March 31, 2005 and March 31, 2004.  This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each of such quarters, and is not necessarily indicative of results that may be obtained in the future:

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

3.

ACQUISITION OF M&M ENGINEERING LIMITED AND COAST ENGINE AND EQUIPMENT COMPANY, INC., CONTINUED:

	For the Quarter Ended March 31,
	2005	2004

Revenue	$3,503,632	5,858,882
Net loss	(1,666,351)	(13,777,391)
Loss per share - basic	(0.05)	(0.71)
Loss per share - diluted	(0.05)	(0.71)

For purposes of the above pro forma presentation, the historical revenues and earnings of M&M and CEECO for the fiscal quarters ended March 31, 2005 and 2004 have been combined with the revenues and earnings of Spectrum Sciences & Software Holdings Corp. for the quarters ended March 31, 2005 and 2004, respectively.

4.

CASH AND SHORT TERM INVESTMENTS:

Cash and cash equivalents and short-term investments consist of the following at March 31, 2005:

	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
March 31, 2005
Cash and cash equivalents:
Cash	$512,353	$–	$–	$512,353
Money market funds	99,427	–	–	99,427
Cash and cash equivalents	611,780	–	–	611,780

Short-term investments:
Certificates of deposit	5,812,359	–	–	5,812,359
U.S. government and agency securities	9,433,075	-	(22,172)	9,410,903
Total, short-term investments	$15,245,434	$-	$(22,172)	$15,223,262

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

5.

RECEIVABLES:

Receivables, which are primarily comprised of amounts due to the Company for work performed on contracts directly related to commercial customers.  The Company’s industrial and offshore major clients include Exxon Mobil, Petro Canada, Halliburton, Husky Energy, Inco Ltd, Iron Ore Company of Canada, North Atlantic Refining Ltd, Abitibi Consolidated and Corner Brook Pulp and Paper. The Company’s repair and overhauls segment‘s customers include: U.S. Navy, U.S. Coast Guard, Military Sealift Command, Rinker Cement and Disney Cruise Lines. The U.S. Air Force and the U.S. Navy are the major customers for the Company’s manufacturing and engineering and information technology segments.  Amounts due as March 31, 2005 consist of the following:

	Spectrum, Inc.	M&M	CEECO	Total Company
Contracts – billed	$1,306,927	$1,921,673	$180,528	$3,409,128
Contracts – unbilled	1,671,655	229,417	-	1,901,072
Holdbacks	-	134,252	-	134,252
Other	34,204	-	-	34,204
	$3,012,786	$2,285,342	$180,528	$5,478,656

6.

INVENTORIES:

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out method.  The major components of inventories at March 31, 2005 are summarized as follows:

	Spectrum Inc.	M&M	CEECO	Total Company
Raw materials, net of reserve	$48,631	$358,980	$31,498	$439,109
Work in process	58,175	-	-	58,175
Finished goods	-	39,403	-	39,403
Total inventories	$106,806	$398,383	$31,498	$536,687

7. PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2005, is summarized as follows:

	Spectrum, Inc.	M&M	CEECO	Total Company
Land	$175,000	$283,462	$-	$458,462
Buildings and improvements	1,698,572	1,358,857	-	3,057,429
Furniture and fixtures	40,381	-	-	40,381
Manufacturing equipment	1,215,179	39,322	65,111	1,319,612
Tools and equipment	-	289,577	-	289,577
Office equipment	277,034	133,613	568	411,215
Vehicles	55,390	160,660	23,592	239,642
Equipment under capital leases	-	306,320	-	306,320
Investment property	220,900	-	-	220,900
	3,682,456	2,571,811	89,271	6,343,538
Less accumulated depreciation	(1,229,859)	(41,801)	(5,295)	(1,276,955)
Property and equipment, net	$2,452,597	$2,530,010	$83,976	$5,066,583

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

8.

ACCRUED EXPENSES:

The major components of accrued expenses at March 31, 2005, are summarized as follows:

	Spectrum Inc. and Holdings	M&M	CEECO	Total Company
Accrued salaries, payroll related taxes and
related benefits	$155,822	$(10,494)	$15,678	$161,006
Accrued vacation and sick leave	74,233	14,113	-	88,346
Accrued sales and property taxes	20,678	-	-	20,678
Legal judgment	238,100	-	-	238,100
Total accrued expenses	$488,833	$3,619	$15,678	$508,130

9.

LONG TERM DEBT:

M&M Engineering Limited

Long-term debt at March 31, 2005, consists of the following:

Roynat Inc. mortgage, maturing in 2008, with interest at Roynat cost of funds plus 3.25% (2005 – 6.10%) repayable in monthly principal payments of $5,655 plus interest. The mortgage is collateralized by land and a building.	$240,074

Capital leases and loans on equipment with interest at 0% to 14.89% repayable in monthly principal and interest payments of $12,157.	304,874
544,947
Less current portion	(188,960)
Total long-term debt	$355,988

Principal repayments on the mortgage in each of the next four years are estimated as follows:

2006	$67,860
2007	67,860
2008	67,860
2009	36,494
$240,074

Principal repayments on the capital leases in each of the next four years are estimated as follows:

2006	$119,517
2007	95,723
2008	63,043
2009	34,061

Total	312,344
Less imputed interest	(7,470)

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

The Company has recorded a receivable from Mr. Genovese of $705,126 at December 31, 2004.  However, the Company has also recorded a payable to one of Mr. Genovese’s companies of $705,126 at December 31, 2004 primarily representing previously disallowed investor relations expenses, which were subsequently approved on the basis that satisfactory support for such expenses was provided.    These receivables and payables are recorded as related party amounts in the financial statements.  On April 5, 2005 the receivable of $705,126 was paid to the Company by Mr. Genovese and the payable to one of Mr. Genovese’s companies in the same amount was paid by the Company.

At March 31, 2005, the CEECO owed $24,800 to related parties.  Amounts repaid to the related parties during the one-month period ended March 31, 2005 totaled $2,400.

During the one-month period ended March 31, 2005, CEECO purchased two vehicles through loans from related parties totaling $25,614.  One vehicle was purchased for $33,614 through a trade-in allowance of $24,500 and cash paid by the related parties of $9,114, which is included in loans from related parties on the accompanying balance sheet.  The amounts due to the related parties are non-interest bearing and are to be repaid through monthly payments in the amounts of $456 through November 2006 and $458 through March 2008.  The following are the payment obligations for the years ending December 31:

2005	$8,226
2006	10,513
2007	5,500
2008	1,375
$25,614

The $8,226 and the $24,800 total the $33,026 of Current portion of due to related party on the current liabilities section of the accompanying balance sheet.

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

During the year ended December 31, 2004, 23,000,000 options were granted to a non-employee stockholder who provided consulting services to the Company.  The fair value of the first 9,000,000 options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.62; and an expected life of the options of 2 years. This generates a price of $1.27 per option at the date of grant, which was March 11, 2004.  As a result, $11,418,038 of consulting expense and additional paid-in capital was recorded at the date of grant.  The fair value of the remaining 14,000,000 options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of 1 year. This generates a price of $1.67 per option on 5,000,000 of the options based on a strike price of a $1.65, and a price of $1.46 per option on 9,000,000 of the options based on a strike price of $1.95, at the date of grant for both sets of options which was April 20, 2004. As a result, $21,526,862 of consulting expense and additional paid-in capital was recorded at the date of grant.

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

On November 15, 2004 the Board of Directors approved and adopted an amended and restated Non-Statutory Stock Option Plan to amend certain termination provisions.  The Company on that date also awarded 591,750 stock options to certain officers and directors for services rendered.  The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 3.12%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of 3 years. This generates a price of $.65 per option based on a strike price of $1.40 at the date of grant, which was November 15, 2004.  As a result, $229,136 of compensation expense and additional paid-in capital was recorded at the date of grant.  On February 14th and 18th, certain employees exercised 2,900 options and the Company received $4,060 of cash at exercise.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

11.

STOCK OPTION PLAN, CONTINUED:

On January 12, 2005, the Company executed stock option agreements with the directors and officers of the Company, pursuant to the Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.  Pursuant to the Stock Option Agreements, the Company granted options to each of Kelly Armstrong, Karl Heer, William H. Ham, Jr. and Nancy Gontarek to purchase 300,000 shares of the Company’s common stock, $.0001 par value per share, at an exercise price of $1.65 per share.  All of the options issued to such directors and officers vested immediately upon issuance and will expire on January 12, 2008.  All the options become exercisable as of the date on which the Company has consummated, since January 12, 2005, the acquisition of businesses with annual revenues in the aggregate of at least $20 million. The Company has chosen to early implement FASB Statement No. 123R, Share-Based Payment, which requires these options be valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 2.84%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of 3 years. This generates a price of $.63 per option based on a strike price of $1.65 at the date of grant, which was January 12, 2005.  As a result, $751,662 of compensation expense and additional paid-in capital was recorded at the date of grant

On February 14, 2005, the Company executed additional stock option agreements with the directors of the Company pursuant to Plan.  Pursuant to those stock option agreements, the Company granted options to each of Kelvin D. Armstrong, Karl Heer and William H. Ham, Jr. to purchase 500,000 shares of the Company’s common stock, $.0001 par value per share, at an exercise price of $2.50 per share.  All of the options issued to the directors vested immediately upon issuance and will expire on February 14, 2008.  All of the options become exercisable as of the date on which the Company certifies, based on the Company’s audited financial statements for the 2005 fiscal year as filed in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for such fiscal year, that the Company has achieved earnings before interest, taxes, depreciation and amortization of $4 million for the 2005 fiscal year.  No compensation expense has been recorded because it can not reasonably be determined at this time that the exercise contingency associated with these options will be satisfied.

12.

SEGMENT INFORMATION:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.  Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs.  Through its three subsidiaries, the Company has five operating segments.  Spectrum, Inc reports operations for management services, manufacturing, and engineering and information technology.  Spectrum, Inc.’s management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance.  Manufacturing operations include the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment.  The engineering and information technology segment consists of the sale of computer software developed to assist in hazard management and weapons impact analysis.  Industrial and offshore operations reported by M & M Engineering Limited include the Company’s engineering, mechanical contracting and steel fabrication in the Province of Newfoundland, Canada.  The Company’s repair and overhaul segment as reported by Coast Engine and Equipment Company, Inc. is engaged in providing specialized fabrication and boat repair services and is certified to perform safety inspections and life boat repairs.  The following is a summary of certain financial information related to the five segments during the three months ended March 31, 2005 and 2004.  Results are not reported in 2004 for the industrial and offshore segment or the repair and overhaul segment as they were not part of the Company’s operations during that time period.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

12.

SEGMENT INFORMATION, CONTINUED:

	Three Months Ended
	2005	2004
Total revenues by segment
Spectrum Sciences & Software, Inc.
Management Services	$83,013	$2,641,031
Engineering and Information Technology	257,174	320,090
Manufacturing	1,310,565	635,457
M&M Engineering Limited
Industrial and Offshore	781,252	-
Coast Engine and Equipment Company
Repair and Overhaul	110,606	-
Total Revenues	$2,542,610	$3,596,578
Operating profit (loss) by segment
Spectrum Sciences & Software, Inc.
Management Services	$(57,309)	$17,546
Engineering and Information Technology	135,822	151,792
Manufacturing	234,482	152,859
M&M Engineering Limited
Industrial and Offshore	36,570	-
Coast Engine and Equipment Company
Repair and Overhaul	44,909	-
Operating Expenses	(2,293,195)	(13,951,585)
Interest income (expense) net	26,837	(63,486)
Other income	147,268	50,535
Loss before provision for income taxes	(1,724,616)	(13,642,339)
Income tax benefit	-	61,330
Minority interest	(20,081)	-
Net loss	$(1,744,697)	$(13,581,009)

Identifiable Assets
Management Services	$604,916	$1,485,834
Engineerng and Information Technology	2,525,715	208,479
Manufacturing	491,087	823,165
Industrial and Offshore	5,213,735	-
Repair and Overhaul	296,001	-
Total identifiable assets	9,131,454	2,517,478
Corporate and other assets	22,238,109	3,442,952
Total assets	$31,369,563	$5,960,430

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

13.

COMMITMENTS AND CONTINGENCIES:

(a)

Operating Leases

(i)

Lessee

Spectrum, Inc. leases a facility for manufacturing under a five year operating lease.  The lease term is through August 31, 2006.  In April, 2004 Spectrum, Inc. executed a second lease agreement for manufacturing space.  In connection with the lease executed in April 2004, the Company or Mr. Genovese (at Mr. Genovese’s option) had an option to purchase the facility for $2,195,000.  The Company subsequently purchased the facility on April 29, 2005.  Commitments for future minimum rentals, by year and in the aggregate, to be paid under non-cancelable operating leases with initial or remaining terms in excess of one year as of March 31, 2005 are as follows:

Year ending December 31
2005	$ 31,218
2006	14,416
$ 45,634

The total lease payments are recorded as rent expense on a straight-line basis over the lease period, resulting in the deferred rent liability.

(i)

Lessor

During the years ended December 31, 2004 and 2003, the Company was the lessor in an operating lease of office space.  The lessee is the United States of America (“Government”) who rented space in the Company's office building.  The operating lease, which expires in September 2008, was amended in August, 2004 to give the lessee additional space.  In addition, the amended lease gives the Government a one-year option from September 1, 2004 to August 30, 2005 to lease the entire facility by giving 90 days notice to the Lessor.  Rental income during the years ended December 31, 2004 and 2003, totaled $205,924 and $185,614, respectively.

Minimum lease payments to be received for the next five years are as follows:

2005	$ 228,967
2006	228,967
2007	228,967
2008	171,726
$ 858,627

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

13.

COMMITMENTS AND CONTINGENCIES, CONTINUED:

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

(b)Legal Matters

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

(Unaudited)

13.

COMMITMENTS AND CONTINGENCIES, CONTINUED:

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

(Unaudited)

13.

COMMITMENTS AND CONTINGENCIES, CONTINUED:

Munitions Assembly Conveyor (MAC) Lawsuit

On August 23, 2004, Spectrum Sciences & Software, Inc. (the wholly owned subsidiary of the Company) filed suit against the United States Government in the United States Court of Federal Claims based on the Government’s actions associated with the procurement of the improved Munitions Assembly Conveyor (MAC).  The MAC is a munitions handling and support equipment system used to build up munitions prior to loading on an aircraft.  As a result of Spectrum’s experience in both utilizing and producing the MAC, Spectrum identified numerous areas needing improvement and upgrading to this old system.  Based on Spectrum’s work, the Government entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving munitions support equipment including the MAC.  As part of the CRADA negotiation, Spectrum identified its prior development and unique modifications and improvements that constituted Spectrum’s trade secrets and intellectual property associated with the MAC.  Following completion of the CRADA effort and delivery of the final report, the Government made overtures to purchase Spectrum’s rights in the redesigned MAC, however, the offer was rejected as being inadequate to compensate Spectrum for its efforts in redesigning the MAC and for the potential for further licensing opportunities.  Following the failure of these discussions, Spectrum alleges that the Government deliberately breached its obligation to Spectrum under the CRADA to safeguard and protect Spectrum’s intellectual property and proprietary information by improperly disclosing and widely disseminating to third parties, including Spectrum competitors, Spectrum’s proprietary information via a draft Request for Proposal Solicitation dated May 1, 2004.  Based on the Government’s actions, Spectrum filed suit on three counts alleging:

•

Breach of Express Contract

•

Breach of Implied in Fact Contract

•

Misappropriation of Trade Secrets

Spectrum has requested damages in excess of three and one half million dollars ($3,500,000) and will request the award of its costs, fees, expenses and attorney’s fees associated with this action.

The Department of Justice on behalf of the agency filed its response on December 6, 2004.  Based on discovery to date, Spectrum has amended its suit on March 14, 2005.  Initial Rule 26 documents have been exchanged and motions on the pleadings and substantial discovery is continuing.  The Company cannot predict the outcome of this litigation but is confident of its position as set forth in this lawsuit.

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

(Unaudited)

13.

COMMITMENTS AND CONTINGENCIES, CONTINUED:

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

There has been an increase in legal fees is associated with the company’s legal consultations relating to the SEC informal inquiry, legal fees associated with the sexual harassment suit under the Gila Bend contract, and the suit against the company by the former president.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

14.

INVESTMENTS IN JOINT VENTURES

M&M Engineering Limited

M&M Engineering Limited carries on a part of its business in two joint ventures, Newfoundland Service Alliance, Inc. (“NSA”) a 20.83% owned joint venture and Magna Services, Inc. (“Magna”) a 50% owned joint venture.  These investments are accounted for using the equity method of accounting.

NSA, a Newfoundland and Labrador corporation, was incorporated in December 1996 to combine the expertise of its shareholders in providing comprehensive onshore support services to the Newfoundland and Labrador oil and gas industry.  NSA is jointly owned by MMO (20.83%), G.J. Cahill & Company (1979) Limited (“Cahill”) (20.83%), New Valve Services and Consulting Inc. (20.83%), Peacock Inc. (20.83%), and Siemans Westinghouse Ltd (16.68%).

Magna, a Newfoundland and Labrador corporation, was incorporated in April 1997 to provide offshore support services to the Newfoundland and Labrador oil and gas industry including the Hibernia and Terra Nova offshore oil projects.  Magna is jointly owned as to 50% by MMO and 50% by Jendore Limited.

Liannu is a limited partnership formed under the laws of Newfoundland and Labrador in November 2002, for the purpose of providing services in Labrador including industrial mechanical contracting, structural and steel fabrication and erection and other services including the Voisey’s Bay nickel mine development in Labrador.  M&M is the general partner of Liannu, and holds a .01% general partner’s interest and a 48.99% limited partner’s interest in the partnership.  The remaining 51% limited partnership interests are held by two private individuals.  As a general partner, M&M charges a management fee equal to 5% of the contract price for contracts entered into by the partnership.

In addition, Liannu has entered into an informal teaming arrangement with a similar corporation named Mista-Shipu Constructors Limited (“Mista-Shipu”).   The entity “Liannu/Mista-Shipu” was designed to be a 50/50 joint venture for the purpose of fulfilling a $3 million contract in 2004, regarding the site-wide supply and installation of cladding for the infrastructure buildings at Voisey’s Bay.  This joint venture has been proportionately consolidated with the accounts of Liannu for reporting purposes.

During 2004, the Industrial & Offshore Division through Liannu was awarded contracts totaling $7.79 million with Voisey’s Bay Nickel Company (“VBNC”), which produced revenue of $3.80 million during fiscal 2004.  Voisey’s Bay is located in Newfoundland and Labrador, and is the site of a large nickel deposit currently being developed by INCO through its subsidiary VBNC.  The contracts awarded to Liannu to date include: the fabrication of four concentrate storage tanks; the fabrication of various pumphouses, including a port fuel unloading/ dispensing system; a fire/fresh water pumphouse, a potable water pumphouse and a mill site fuel dispensing system; and the fabrication of forty-nine unique tanks to be used for various purposes in the storing and refining of ore.

As of the period ended March 31, 2005, M&M recorded $390,534 in receivables from these joint ventures and $78,552 in receivables from a terminated joint venture, NECL (North Eastern Constructors Limited); totaling $469,086.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

15.

SUBSEQUENT EVENTS

On April 14, 2005, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Horne Engineering Services, Inc. (“Horne”) and its shareholders, Darryl K. Horne, Charlene M. Horne and Michael Megless (the “Shareholders”), providing for Horne to be merged with and into Horne Acquisition LLC, a wholly-owned subsidiary of the Company.  Under the terms of the Agreement, the Company agreed to pay to the Shareholders a total purchase price consisting of $4.5 million in cash and 6.1 million unregistered shares of the Company’s common stock.  Additional shares of common stock could subsequently become issuable to the Shareholders to the extent that the average market price per share for the three months ending on the second anniversary of the closing is less than $3.25, subject to Horne (on a stand alone basis) meeting or exceeding 2005 gross revenues of $75 million with EBITDA (earnings before interest, tax, depreciation and amortization) of $3.25 million and EBITDA of not less than $3.25 million in 2006.  Additionally, the Agreement provided that Darryl Horne would receive at the closing options to purchase one million shares of the Company’s common stock at an exercise price of $1.65 per share, subject to Horne meeting the above revenue and EBITDA targets for 2005.  The Company also agreed to establish a management stock option pool of up to two million shares of the Company’s common stock to be granted to managers of Horne at the discretion of Mr. Horne.  The issuance of common stock to the Shareholders pursuant to the Agreement is exempt from registration under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On May 11, 2005, Spectrum Sciences & Software Holdings Corp. completed the merger with Horne Engineering.  Following the filing of the Company’s Amended Form 10-QSB for the first quarter 2005, Darryl Horne, the current President and Chief Executive Officer of Horne, will assume the duties of the President and Chief Executive Officer of the Company, and Michael M. Megless, the current Chief Financial Officer of Horne, will assume duties as the Chief Financial Officer of the Company.  In addition, Messrs. Horne and Megless have been appointed to the Company’s Board of Directors.  Kelvin D. Armstrong, Karl Heer, and William H. Ham, Jr. continue as directors of the Company.  Mr. Ham and Nancy Chadderdon Gontarek, currently serving as Chief Executive Officer and Chief Financial Officer, respectively, of the Company and of Spectrum, Inc., will remain Chief Executive Officer and Chief Financial Officer, respectively, of Spectrum, Inc.

On April 29, 2005, Spectrum, Inc. purchased a 33,500 square foot building and property of 3.7 acres located at 97 Hill Ave. adjacent to the existing 91 Hill Ave headquarters for $2,195,000.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis or Plan of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions.

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

Net Operating Loss Carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $8,000,000 net operating loss carryforward for federal income tax purposes as of March 31, 2005.  This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

Impairment of Long Lived Assets. We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.  When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment base d on the difference between an asset’s carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model, and other measures of fair value.

Description of the Company

Spectrum Sciences & Software Holdings Corp. (the “Company”), through its wholly-owned subsidiaries, Spectrum Sciences & Software, Inc. (“Spectrum Inc.”), Coast Engine and Equipment Company, Inc. (“CEECO”), and M&M Engineering Limited (“M&M”), and it’s  wholly owned subsidiary M&M Offshore Limited (“MMO”) provides a variety of goods and services.  Spectrum, Inc. specializes in engineering, manufacturing and technological support services, as well as the production of specialized and standard ground support equipment for the United States Department of Defense and other governmental and commercial contractors.  CEECO provides a full array of electrical and electronic repair, equipment and machinery repair and overhaul, HVAC and refrigeration servicing and repair, pipe fabrication and installation, certified welding services, metal and sheet metal fabrication and installation, custom insulation services, custom flooring services and machinery.  M&M and its subsidiary, MMO, provide fabrication and installation of process piping, installation of production equipment, steel tank erection, and industrial maintenance, and specialized welding services, fabrication and servicing facilities to the offshore oil sector.

You should read the following discussion and analysis in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Consolidated Overview:

For the three month period ended March 31, 2005, the revenues reported for the Company includes a full three months of operations for Spectrum Inc., two months of operations for M&M (February 1, 2005 through March 31, 2005), and one month of operations for CEECO (March 1, 2005 through March 31, 2005).  For the three month period ended March 31, 2004, revenues depicted are only those of the Company’s subsidiary, Spectrum, Inc.

	For the three months ended March 31

	2005		2004

Revenues	$ 2,542,610	100.0%	$ 3,596,578	100.0%
Cost of revenue	2,148,136	84.5%	3,274,381	91.0%

Gross profit	$ 394,474	15.5%	$ 322,197	9.0%

Total revenues for the three months ended March 31, 2005 decreased by 29.3% compared to the same period in 2004, primarily as a result of decreased revenues in the Spectrum Inc. management services division.  Gross profit as a percentage of sales was 15.5% for the three months ended March 31, 2005 as compared to 9% for the prior year period.  These increased margins were attributed to manufacturing overhead cost reductions, longer-term manufacturing contracts and the continued high profitability of the engineering and information technology services segment.  As of March 31, 2005, the Company had a total backlog in excess of  $20,000,000.  The loss of the Gila

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

Bend Operations & Maintenance contract that ended September 31, 2004 (the “Gila Bend contract”) continues to impact the revenue performance of the total company; however, the manufacturing segment has had a 106% increase in its revenue production for the three months ended March 31, 2005 as compared to the same period in 2004.

Spectrum Sciences & Software, Inc.

The following section compares the Company’s operating results for the quarter ended March 31, 2005 with the quarter ended March 31, 2004.  The five segments depicted include Management Services, Engineering and Information Technology Services, Manufacturing Services, Industrial and Offshore, and Repair and Overhaul.

Management Services

	For the three months ended March 31

	2005		2004

Revenue	$ 83,013	100.0%	$ 2,641,031	100.0%
Cost of revenue	140,322	169.0%	2,623,485	99.3%

Gross profit (loss)	$ (57,309)	(69.0%)	$ 17,546	0.7%

Revenues for the Management Services segment were $83,013 for the three months ended March 31, 2005 as compared to revenues of $2,641,031 for the same period in 2004.  The significant decrease in revenue is attributed to the loss of the renewal on the Gila Bend contract that ended September 30, 2004.  During the previous years, the Gila Bend contract had accounted for over 55% of total Company revenues and will not be immediately replaced.  Other long-term operations and maintenance contracts are being actively pursued; however, potential awards are not expected before mid-2005 and mid-2006.

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

Revenues for the Engineering and Information Technology Services segment decreased 19.7% for the three month period ended March 31, 2005 as compared to the same period in 2004.  This decrease in revenues was due to the diverting of staff resources to non-revenue generating activities such as preparing for the Safe Range Users Conference, preparing Safe Borders for the pending Americas Shield Initiative (ASI) procurement and preparing legal proceedings in the case of Spectrum vs. Garrison, CSR, et al (see Part II, Item 1).  In addition, the Department of the Navy contracting issues have been slower to resolve than originally anticipated.  We now anticipate our revenue position to accelerate in the second quarter of 2005 as resources are released back to revenue generating activities with the completion of the Users Conference and the Department of the Navy funding is now starting to flow for the Government Fiscal Year (GFY) 2005.

Gross profit for the first quarter 2005 as a percent of sales was 52.8%, an increase of 5.4% as compared to the same period in 2004. The segment continues to increase efficiencies as profit produced to-date continues higher as a percentage when compared to the same period in 2004 even with decreased revenues. This increase in gross profit is

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

attributable the continuing restructuring of workflow and software production in the division. The segment also continues to enjoy the high profit margin potential of firm-fixed price contracts used to procure required software products.  In addition, costs of revenues produced continues to decline as the consultant staff were converted to company employees and stricter financial management processes continue to be implemented.  The Engineering and Information Technology Services segment continues to be the most profitable segment for the Company.

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

Manufacturing Segment

	For the three months ended March 31,

	2005		2004

Revenue	$ 1,310,565	100.0%	$ 635,457	100.0%
Cost of revenue	1,076,083	82.1%	482,598	75.9%

Gross profit	$ 234,482	17.9%	$ 152,859	24.1%

Revenue in the Manufacturing segment increased by 106.2 % for the three month period ended March 31, 2005 as compared to the same period in 2004.  The increased revenue is a direct result of the Company’s planned pursuit and acquisition of more long-term multi-year repetitive contract work.  The Company positioned itself last year with the completion of ten Government Approved First Article verification items and now the continuing work is flowing down on these critical items.  Gross profits for the three months ended March 31, 2005 increased by $81,623 over the same period in 2004.  Overall margins decreased to 17.9% of revenues as compared to 24.1% for the same period in 2004.  Decrease in gross profit was primarily due to increased overtime direct labor expenses.  We continue to pursue additional qualified manufacturing personnel and have been able to establish a partial second shift for our manufacturing segment to maintain production schedules.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

M&M Engineering Limited

The following section depicts M&M (including its wholly-owned subsidiary M&M Offshore Limited) operating results for the period February 1, 2005 through March 31, 2005.  There are no comparisons to the same period in 2004; as M & M was not acquired by the Company until February 2005.

Industrial and Offshore Segment

	For the two months ended March 31,

	2005		2004

Revenue	$ 781,252	100.0%	N/A	N/A
Cost of revenue	744,682	95.3%	N/A	N/A

Gross profit	$ 36,570	4.7%	N/A	N/A

In the two-month period, of February 1, 2005 to March 31, 2005, M&M recognized revenues of $781,252 that arose from approximately $335,000 from operations of M&M Engineering limited and approximately $446,000 of revenues generated by its wholly-owned subsidiary M&M Offshore Limited.  Gross profits for the two-month period of February 1, 2005 to March 31, 2005 were approximately 4.7% of recognized revenues.  This profit margin is below the historical profit margins of 15 to 20%.  The decline in gross profit is due to the reduced volume of revenues during the slow winter months along with the continued other direct costs during this low revenue period.  The Industrial and Offshore segment experiences its highest business volume typically in the April to November timeframe.

M&M is currently commencing work on two substantial contracts with estimated gross revenues of approximately $9.9 million as well as continuing to bid on other new projects during the year.  The development of Atlantic Canada’s infrastructure should foster growth for M&M.  Possible developments in Newfoundland and Labrador that are in the planning stages include the Hebron Ben-Nevis offshore oil discovery and the Lower Churchill hydroelectric development in Labrador.  To date, M&M has not been awarded any contracts with respect to either of these projects; however, management feels the Company is well – positioned to take advantage of these opportunities in the future.

Coast Engine and Equipment Company, Inc.

The following section depicts CEECO operating results for the period March 1, 2005 through March 31, 2005.  There are no comparisons to the same period in 2004.

Repair and Overhaul Segment

	For the one month ended March 31,

	2005		2004

Revenue	$ 110,606	100.0%	N/A	N/A
Cost of revenue	65,697	59.4%	N/A	N/A

Gross profit	$ 44,909	40.6%	N/A	N/A

In the one month period of March 1, 2005 to March 31, 2005, CEECO recognized revenues of $110,606 in the Repair and Overhaul Segment.  This segment continues to show substantial margins with a gross profit of $44,909or 40.6% of segment revenues.  CEECO continues to provide major servicing to one of its prime customers, Rinker Cement.  CEECO is positioning itself for follow on work with a major defense contractor.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

Operating Expenses

	March 31, 2005	March 31, 2004	Decrease
Selling, general and administrative expenses	$ 2,293,195	$ 13,951,585	83.5%

Selling, general and administrative expenses During the quarter ended March 31, 2005, there were expenses recorded for stock-based consulting compensation in the amount of $751,662 as compared to $11,418,038 in 2004.  There were $416,220 of legal and professional fees during the first quarter of 2005.  The significant increase in legal fees is associated with the company’s legal consultations relating to the SEC informal inquiry, as well as the sexual harassment suit under the Gila Bend contract, and the suit against the company by the former president.  These types of expenses were not present in the quarter ended March 31, 2004.

Other Income and Expenses

Interest income and expense, net - Net interest income (expense) was $26,837 and ($63,486) for the three-month period ended March 31, 2005 and 2004.  The change of $90,323 is due to the elimination of all principal balances due on debt with SouthTrust Bank and other vendors for the Company’s operating subsidiary Spectrum Sciences & Software, Inc., except that debt associated with the real estate, and the interest income of $38,203 that was not present in the quarter ended March 31, 2004.

Other income and expense, net - Net other income was $147,268 and $50,535 for the three-month period ended March 31, 2005 and 2004, respectively.  The increase is attributable to equity earnings of $87,717 from joint ventures for M & M Engineering, an increase in rental income for Spectrum Sciences & Software, Inc. as compared to 2004, and a reduction of penalties and late fees in 2005 as compared to 2004.

Capital and liquidity

Cash and cash equivalents decreased by $ 5,055,130 as of March 31, 2005, as compared to December 31, 2004.  The majority of the funds expended were utilized for the acquisitions of M & M Engineering and CEECO.  At March 31, 2005, cash and cash equivalents totaled $611,780 as compared with $5,666,910 at December 31, 2004.  As of March 31, 2005, the Company had $15,223,262 in money market accounts and short-term government-backed securities as a result of investing funds received from the exercise of stock options.  This highly liquid cash position has allowed the Company to expand and improve operations.

At March 31, 2005, working capital was $20,599,591, as compared to working capital of $26,298,128 at December 31, 2004.

At March 31, 2005, the current ratio was 7.19, as compared to a ratio of 11.15 at December 31, 2004.

CIBC Facility:

M&M maintains its own revolving line of credit facility with a commercial bank. The credit facility, provided by Canadian Imperial Bank of Commerce (“CIBC”) was initially entered into in December 1994 and has been amended and renewed from time to time (the “CIBC Facility”). The CIBC Facility currently allows the Company to borrow up to the lesser of i) $1.40 million, or ii) 75% of receivables from governments or large institutions and 60% of other receivables to finance working capital requirements on a revolving basis. The CIBC Facility is payable upon demand and bears interest at prime plus 2.25%. As of March 31, 2005, there was no principal balance outstanding under the CIBC Facility.

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

RoyNat Mortgage:

As of March 31, 2005, M&M is indebted to RoyNat Inc. (“RoyNat”) in the amount of $240,074.  The mortgage matures in 2008 and bears interest at RoyNat’s cost of funds plus 3.25%. As security for its obligations to RoyNat, M&M has granted a first priority lien on the land and building and a secondary lien on all other assets of the Company, subject to the first priority lien in favor of CIBC. MMO has also guaranteed this mortgage.

Magna Credit Facility:

During 2003, Magna negotiated a credit facility in the amount of $797,871, which is repayable on demand and bears interest at the bank’s prime lending rate plus 1.50% per annum. As security, M&M has provided a $199,468  guarantee plus an agreement to postpone debt of a further $279,255.  The outstanding balance of this demand loan as of March 31, 2005 was $378,191 in total.

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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Harassment Suit

In December 2002, three Spectrum Sciences and Software, Inc. employees each filed complaints for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court, District of Arizona.  The case numbers for these complaints are: CIV ‘02 2621PHX MHM; CIV ‘02 2619 PHX DKD; and CIV ‘02 2620 PHX FJM.  In January 2003, Spectrum filed answers to all three complaints, denying all allegations of wrongdoing. The plaintiffs requested the following: compensatory damages, plus special incidental damages in such a sum as may be proven at trial; punitive damages in such a sum as may be proven at trial; cost for the suit; cost of attorney’s fees; and such other relief as the court deems just and proper.  The case was brought for trial on January 31, 2005 and the case was adjudicated in favor of the plaintiffs with a total award of $383,100 plus attorney’s fees.  The awards were for $300,000, $80,000, and $3,100 respectively for the three plaintiffs.  On March 7, 2005 the plaintiffs lodged a Form of Judgment with the court.  Spectrum filed an objection to the Form of Judgment on the basis that the judgment amounts exceed the statutory limits allowed under Title VII of the Civil Rights Act of 1964.  Spectrum asserted that under 42 U.S.C. 1981a(3) the maximum individual award should not exceed $50,000 per plaintiff as the operations in Arizona did not exceed 100 total employees during the relevant periods for the case.  Upon motion by Spectrum, the court reduced the individual $300,000 award down to $100,000 and bring the total to $183,100.  As we believe the ruling was still based on incorrect assumptions, Spectrum has petitioned the court to reconsider and has provided evidence of a $50,000 cap per claimant as the appropriate form of judgment.  The court has not yet ruled on Spectrum’s request for reconsideration.  The Company has approximately $238,000 accrued at March 31, 2005 for this judgment and related attorneys fees.

Section 16 (b) Claim

In July, 2004, a complaint was filed in the United States District Court, Southern District of Florida by Todd Augenbaum against Robert Genovese (“Genovese”), Endeavor Capital Group, LLC, BG Capital Group, Ltd, and Spectrum.  The suit alleges that Genovese and his affiliated companies beneficially owned more than 10% of the outstanding common stock of Spectrum and that Genovese acted as an officer and director of the Company.  Based on these assertions, the suit claims that Genovese was a statutory insider of Spectrum, and as such, is presumed to have had access to material non-public information concerning the Company’s operations and future business prospects, and is therefore subject to the provisions of Section 16(b) of the Exchange Act.  The action was brought by Mr. Augenbaum in order to obtain a recovery for the Company of short-swing profits alleged to have been unlawfully obtained by Genovese through the purchase and sale of Company securities.  The Company is a nominal defendant in the action and has no liability for the claims asserted therein against the other defendants.  The Company’s answer to the complaint was filed in the U. S. District Court, Ft. Lauderdale, FL on August 26, 2004. The plaintiff filed an Amended Complaint on October 18, 2004 and the Company filed its response as a nominal defendant November 12, 2004.  The defendants filed a motion to dismiss the action and the court denied the motion on January 6, 2005.  The Company cannot currently make a prediction of what the outcome of the litigation will be.

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

•

Spectrum has breached its obligation under a written employment agreement starting December 2003 by failing to fully compensate Mr. Myrick under that agreement up to the time of his resignation; and

Spectrum, by its failure to issue an opinion letter to allow the sale of Mr. Myrick’s stock in the open

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

market, is liable for the damages that occurred due to the difference in value as to the date the registrationof transfer should have occurred and the eventual date that Mr. Myrick was able to liquidate the stock in the open market.

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

The Department of Justice on behalf of the agency filed its Answer to the Complaint on December 6, 2004.  Based on discovery to date, Spectrum filed an Amended Complaint on March 14, 2005.  Initial Rule 26 documents have been exchanged and motions on the pleadings and substantial discovery are ongoing.  The Company cannot predict the outcome of this litigation but is confident of its position as set forth in this lawsuit.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

 .

Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*

Filed herewith.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this  3rd day of June 2005.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Date: June 7, 2005

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

Date: June 7, 2005

1

/s/ Nancy C. Gontarek

By:  -------------------------------------------------------

Nancy C. Gontarek,

                       Chief Financial Officer

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, William H. Ham, Jr., certify that:

1.

I have reviewed this Amended Quarterly Report on Form 10-QSB/A of Spectrum Sciences & Software Holdings Corp.;

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

Date: June 7, 2005

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Nancy C. Gontarek, certify that:

1.

I have reviewed this Amended Quarterly Report on Form 10-QSB/A of Spectrum Sciences & Software Holdings Corp.;

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

Date:  June 7, 2005

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Spectrum Sciences & Software Holdings Corp. (the “Company”) on Form 10-QSB/A for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William H. Ham, Jr., President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By /s/ William H. Ham, Jr.

William H. Ham, Jr.

President and Chief Executive Officer

Date:  June 7, 2005

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Notes to the Consolidated Financial Statements

Three months ended March 31, 2005 and 2004

(Unaudited)

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Spectrum Sciences & Software Holdings Corp. (the “Company”) on Form 10-QSB/A for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nancy C. Gontarek, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By /s/ Nancy C. Gontarek

Nancy C. Gontarek

Chief Financial Officer

Date:  June 7, 2005