Form 10QSB
period 2005-06-30
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
filed 2005-08-22
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number 000-50373
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
(Exact name of small business issuer as specified in its charter)

DELAWARE	90-0182158

(State or other jurisdiction Of incorporation or organization)	(IRS Employer Identification No.)
3130 FAIRVIEW PARK DRIVE, SUITE 400,
FALLS CHURCH, VIRGINIA 22042
(Address of principal executive offices)
(Zip Code)
Issuer’s telephone number (703) 564-2967
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
As of August 15, 2005, there were 44,072,200 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
To the extent that the information presented in this Quarterly Report on Form 10-QSB for the six months ended June 30, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis or Plan of Operations.”
In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Balance Sheet
As of June 30, 2005 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,596,126
Short-term investments	1,910,262
Receivables	15,605,907
Inventories	538,771
Prepaid expenses	622,730
Due from joint ventures of subsidiaries	194,763

Total current assets	24,468,559

Property and equipment, net	7,665,972
Goodwill	15,088,708
Investments in joint ventures	1,167,032
Other assets	101,377

TOTAL ASSETS	$48,491,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,098,174
Line of credit	1,017,764
Accrued expenses	1,893,653
Current portion of due to related party	118,061
Deferred revenues	322,848
Deferred rent liability	209,013
Current portion of long-term debt	379,509

Total current liabilities	10,039,022

Long-term liabilities:
Long term debt, less current portion	2,387,259
Due to related party, less current portion	67,388

TOTAL LIABILITIES	12,493,669

Commitments and contingencies (Note 12)
Minority interest	161,881

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 44,072,200 issued and outstanding	4,408
Additional paid-in capital	79,865,695
Accumulated deficit	(44,079,590)
Accumulated other comprehensive income	45,585

Total stockholders’ equity	35,836,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,491,648

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statements of Operations and Comprehensive Loss
For the three months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Revenues	$11,796,428	$3,418,747

Cost of revenues	10,121,076	3,054,924

Gross profit	1,675,352	363,823

Operating expenses	2,961,564	27,053,790

Loss from operations	(1,286,212)	(26,689,967)

Total non-operating income (expense), net	324,471	8,452

Loss before provision for income taxes	(961,741)	(26,681,515)

Income tax benefit	50,485	0

Loss before minority interest	(911,256)	(26,681,515)

Minority interest	(146,483)	0

Net loss	(1,057,739)	(26,681,515)

Foreign currency translation adjustments	45,585	0

Unrealized gain on available for sale securities	0	13,781

Total comprehensive loss	$(1,012,154)	$(26,667,734)

Weighted average common shares outstanding:
Basic and diluted	41,774,398	36,795,363

Loss per share:
Basic and diluted	$(0.02)	$(0.72)

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statements of Operations and Comprehensive Loss
For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Revenues	$14,339,038	$7,015,325

Cost of revenues	12,269,211	6,329,305

Gross profit	2,069,827	686,020

Operating expenses	5,254,759	41,005,374

Loss from operations	(3,184,932)	(40,319,354)

Total other income (expense), net	498,576	(4,499)

Loss before income tax benefit and minority interest	(2,686,356)	(40,323,853)

Income tax benefit	50,485	61,330

Net loss before minority interest	(2,635,871)	(40,262,523)

Minority interest	(166,564)	0

Net loss	(2,802,435)	(40,262,523)

Foreign currency translation adjustments	45,585	0

Unrealized gain on available for sale securities	0	13,781

Total comprehensive loss	$(2,756,850)	$(40,248,742)

Weighted average common shares outstanding:
Basic and diluted	40,388,341	27,505,843

Loss per share:
Basic and diluted	$(0.07)	$(1.46)

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statement in Stockholders’ Equity
For the six months ended June 30, 2005
(Unaudited)

					Accumulated
					Other
					Comprehensive
	Common Stock			Accumulated	Income
	Shares	Amount	APIC	Deficit	(Loss)	Total

Balances at January 1, 2005	38,969,300	$3,897	$69,895,120	$(41,277,155)	$822	$28,622,684

Stock options issued for consulting services	—	—	1,399,026	—	—	1,399,026

Exercise of stock options	2,900	1	4,059	—	—	4,060

Issuance of common stock for acquisition of Horne Engineering	5,100,000	510	8,567,490	—	—	8,568,000

Unrealized loss on investments	—	—	—	—	(822)	(822)

Foreign currency translation adjustments	—	—	—	—	45,585	45,585

Net loss	—	—	—	(2,802,435)	—	(2,802,435)

Balance as of June 30, 2005	44,072,200	$4,408	$79,865,695	$(44,079,590)	$45,585	$35,836,098

Disclosure of reclassification amount:	2005

Reclassification adjustment for losses included in net loss	$822
See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities
Net loss	$(2,802,435)	$(40,262,523)
Adjustments to reconcile net loss to net
Cash used in operating activities
Issuance of stock options to related party for consulting services	0	37,258,300
Investor relations expenses paid by a related party	0	2,057,500
Amortization of investment bond premium	0	8,496
Depreciation	304,638	72,083
Accrued interest payable due to related parties	0	9,792
Issuance of stock options to employees	1,399,026	125,358
Deferred income taxes	0	(28,594)
Minority interest	161,881	0
Foreign exchange translation gain	45,585	0
Loss on disposal of equipment	2,015	0
Realized loss on the sale of bonds	(822)	0
Decrease (increase) in assets:
Receivables	(5,450,599)	(1,170,385)
Inventories	(56,890)	(250,218)
Prepaid expenses	463,597	(220,533)
Other assets	17,522	(26,999)
Due from joint ventures	606,733	0
Income taxes receivable	32,736	0
Due from shareholder	705,126	0
(Decrease) increase in liabilities
Accounts payable	3,061,566	(525,982)
Due to stockholder	(705,126)	0
Accrued expenses	(158,293)	368,557
Contract deposits	0	(50,000)
Deferred revenues	(254,743)	(36,967)
Deferred rent liability	(24,115)	0
Provision for contract losses	(148,248)	0

Net cash used in operating activities	(2,800,846)	(2,672,115)

Cash flows from investing activities
Maturities of (Purchases of) available for sale investments	16,884,881	(22,538,101)
Purchase of M&M, net of cash received	(7,066,151)	0
Purchase of CEECO, net of cash received	(339,612)	0
Purchase of Horne, net of cash received	(4,996,448)	0
Purchase of property and equipment	(315,205)	(109,993)
Proceeds from the sale of equipment	7,500	0
Investments in joint ventures	(88,727)	0

Net cash provided by (used in) investing activities	4,086,238	(22,648,094)
See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from financing activities
Repayment of long term debt	(892,686)	(753,318)
Repayment of short term debt	0	(307,726)
Net repayments on lines of credit	(1,045,905)	0
Borrowing of long term debt	420,503	0
Advances from related party	157,852	672,551
Repayment of due to related party	0	(52,500)
Proceeds for the exercise of stock options	4,060	31,113,685

Net cash provided by (used in) financing activities	(1,356,176)	30,672,692

Net (decrease) increase in cash and cash equivalents	(70,784)	5,352,483
Cash and cash equivalents at beginning of period	5,666,910	696,959

Cash and cash equivalents at end of period	$5,596,126	$6,049,442

Supplemental disclosure of cash flow information:
Cash paid for interest	$102,752	$127,903

Supplemental schedule of non-cash financing and investing:

Issuance of restricted stock for acquisition of Horne	$8,568,000	$0

Reduction in due to related party in lieu of cash payment for exercise of stock options	$0	$3,529,873

Unrealized loss on available for sale securities	$(822)	13,781

Reclassification of short-term debt to accrued expenses	$0	$0

See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(A) Organization and Nature of Business
Spectrum Sciences & Software Holdings Corp., a Delaware corporation (“Spectrum” or “the Company”) was formed under the name Silva Bay International, Inc. in 1998 for the purpose of locating and recovering rare and valuable aircraft. Silva Bay International, Inc. had neither operations nor revenue from inception in 1998 to the time of its acquisition of Spectrum Sciences & Software, Inc., a Florida corporation (“Spectrum, Inc.”) in April, 2003. Spectrum, Inc. was formed on October 8, 1982 to produce ground support equipment for and to provide related engineering and technical support services to the United States Department of Defense. Under the terms of the acquisition, Silva Bay International, Inc. acquired Spectrum, Inc. in exchange for the issuance of 2,500,000 shares of the Company’s common stock, taking into account a forward two-for-one stock split of the Company’s common stock effected on April 9, 2003. Spectrum, Inc. is now a wholly-owned subsidiary of the Company.
On April 8, 2003, Silva Bay International, Inc. changed its name to Spectrum Sciences & Software Holdings Corp. and on December 5, 2003, the NASD approved the Company’s common stock for quotation on the Over the Counter (OTC) Bulletin Board electronic quotation system. The Company’s common stock trades on the OTC Bulletin Board electronic quotation system under the symbol “SPSC”.
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
On May 11, 2005, the Company acquired all of the issued and outstanding capital stock of Horne Engineering Services, Inc. (“Horne”), from its shareholders, Darryl K. Horne, Charlene M. Horne and Michael M. Megless (the “Shareholders”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Horne was merged with and into Horne Acquisition LLC, a wholly owned subsidiary of the Company. The purchase price for the capital stock of Horne was $4.5 million in cash and 6.1 million unregistered shares of the Company’s common stock (the “Shares”). Additional shares of common stock could subsequently become issuable by the Company to the Shareholders to the extent that the average closing price of the Company’s common stock on NASD OTC Bulletin Board, or other public securities market, for the trading days during the two month period ending on May 11, 2007 is less than $3.25 per share, subject to Horne (on a stand alone basis) meeting or exceeding 2005 gross revenues of $75 million with EBITDA (earnings before interest, tax, depreciation and amortization) of $3.25 million (the “2005 EBITDA”) and EBITDA of not less than $3.25 million in 2006. See note 3 for a further description of this acquisition.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
(A) Organization and Nature of Business, Continued:
Headquartered in Falls Church, Virginia, the Company has seven reportable segments — management services, manufacturing, engineering and information technology, industrial and offshore, repair and overhaul, consulting engineering and procurement services. Management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance. Manufacturing operations include the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment. The Company’s engineering and information technology services segment consists of the sale of computer software developed to assist in hazard management and weapons impact analysis. Industrial and offshore operations include the Company’s engineering, mechanical contracting and steel fabrication operations in the Province of Newfoundland, Canada. The Company’s repair and overhaul segment is engaged in providing specialized fabrication and boat repair services and is certified to perform safety inspections and life boat repairs. The Company’s consulting engineering and procurement services segments provide services to the federal government in the areas of energy and the environment, homeland defense and transportation.
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
The Company currently has a net operating loss carryforward of approximately $9,300,000, which would equate to a deferred tax asset of approximately $3,000,000 at June 30, 2005. The Company has not recorded that federal tax benefit in the accompanying financial statements, as management has deemed that full realization of these assets is unlikely.
(C) Earnings (Loss) Per Share
The Company reports its earnings (loss) per share in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.
Basic earnings (loss) per share (“EPS”) are calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director and consultant stock options to purchase common stock. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 as the inclusion of these common stock equivalents would be anti-dilutive.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
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
(E) Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of M&M Engineering is the Canadian dollar. In the accompanying consolidated financial statements, the monetary assets and liabilities of M&M were translated to U.S. dollars using the June 30, 2005 exchange rate of .8142 Canadian dollars to 1.00 U.S. dollar. All monetary consolidated statements of operations items of M&M were translated at the average exchange rate for the six months ended June 30, 2005 of .8086 Canadian dollars to 1.00 U.S. dollar.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
2.	BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.
The results of operations for the interim periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, in addition to the interim financial statements and exhibits and related notes included in the Company’s Form 8-K/A filed July 26, 2005.
3.	ACQUISITION OF M&M ENGINEERING LIMITED, COAST ENGINE AND EQUIPMENT COMPANY, INC., AND HORNE ENGINEERING SERVICES, LLC.
On February 1, 2005, Spectrum Sciences & Software Holdings Corp. completed the acquisition of M&M for $6,768,202 in cash; a combination of the purchase of 100% of the capital stock of M&M and an issuance of 1,000 preferred shares to the Company. The purchase price for the capital stock of M&M was $5,958,802 in cash. The total cost of the acquisition includes approximately $297,000 of acquisition related expenses – for a total cost of $7,066,000. Pursuant to the Purchase Agreement, M&M redeemed 1,000 of its preferred shares held by EnerNorth for $809,400 immediately prior to closing of the acquisition and issued the same number of preferred shares to the Company for $809,400. The primary purpose of this acquisition was to expand the Company’s corporate customer base away from reliance on U.S. federal government contracting and to capitalize on the growth potential in the natural resource sector to include: the offshore oil and gas industries, the hydroelectric sector, mining and the pulp and paper industries in NewFoundland and Labrador.
On February 25, 2005, Spectrum Sciences & Software Holdings Corp. completed the acquisition of CEECO with the initial payment for $300,000 plus an earn-out over the next three years. Under the terms of the Agreement, the Company will pay to the Shareholders a total purchase price of up to $900,000 over a three-year period. The purchase price is payable in cash and stock of the Company and is subject to certain adjustments, including, without limitation, adjustments based on CEECO’s earnings during such three-year period. In addition to the $300,000 cash payment for CEECO, there were approximately $30,000 of acquisition related expenses. Pursuant to a security agreement executed in connection with the Agreement, the Shareholders will retain a security interest in all of the assets of CEECO until the total purchase price has been paid by the Company. The Company has a three-year employment contract with Louis T. Rogers and a six-month contract with Marilyn G. Rogers. The CEECO acquisition allows the Company to exploit other non-government customer bases in the south-central Florida region. It also provides the opportunity to pursue known business opportunities within the U.S. Coast Guard and U.S. Navy by increasing the Company’s presence in that market. As of June 30, 2005, CEECO has met the purchase price EBITDA goals for the first year. While these results must be verified through year end audit, one quarter of the first year price of $200,000, or $50,000 for the quarter, has been accrued in this reporting period to properly account for this expense.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
3.	ACQUISITION OF M&M ENGINEERING LIMITED, COAST ENGINE AND EQUIPMENT COMPANY, INC., AND HORNE ENGINEERING SERVICES, INC., CONTINUED:
On May 11, 2005, the Company acquired all of the issued and outstanding capital stock of Horne Engineering Services, Inc. (“Horne”), from its shareholders, Darryl K. Horne, Charlene M. Horne and Michael M. Megless (the “Shareholders”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Horne was merged with and into Horne Acquisition LLC, a wholly owned subsidiary of the Company. The purchase price for the capital stock of Horne was $4.5 million in cash and $6.1 million unregistered shares of the Company’s common stock (the “Shares”). Additional shares of common stock could subsequently become issuable by the Company to the Shareholders to the extent that the average closing price of the Company’s common stock on NASD OTC Bulletin Board, or other public securities market, for the trading days during the two month period ending on May 11, 2007 is less than $3.25 per share, subject to Horne (on a stand alone basis) meeting or exceeding 2005 gross revenues of $75 million with EBITDA (earnings before interest, tax, depreciation and amortization) of $3.25 million (the “2005 EBITDA”) and EBITDA of not less than $3.25 million in 2006. Pursuant to an Amendment and Waiver Agreement entered into among the parties to the Merger Agreement on May 11, (the “Amendment”), the Company will hold back four million of the Shares payable to the Shareholders under the Merger Agreement (the “Hold Back Shares”), pending receipt by the Company of certain third party consents relating to certain of Horne’s contracts (the “Required Consents”). The Amendment requires the Company to release three million of the Hold Back Shares to the Shareholders promptly upon receiving certain of the Required Consents, which are specified in the Amendment. To the extent that the 2005 EBITDA is less than $3.25 million (the “EBITDA Shortfall”), the Company will be entitled to recover any unreleased Hold Back Shares to the extent that the value of such Hold Back Shares, based on the closing price of the Company’s common stock on May 11, 2005, does not exceed three times the EBITDA Shortfall.
In connection with the Merger Agreement, the Company and the Shareholders entered into a Registration Rights Agreement, dated May 11, 2005 (the “Rights Agreement”), pursuant to which the Company agreed to prepare and file a registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale from time to time of all of the shares of the Company’s common stock issued to the Shareholders pursuant to the Merger Agreement.
Upon the closing of the Merger Agreement, Messrs. Horne and Megless were appointed to the Company’s Board of Directors. In connection with the Merger Agreement, Messrs. Horne and Megless executed Employment Agreements with the Company, dated as of May 11, 2005, (the “Employment Agreements”), which provide that such individuals will be appointed Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), respectively. Pursuant to a Stock Option Agreement executed in connection with the Merger Agreement, Mr. Horne received options to purchase one million shares of the Company’s common stock at an exercise price of $1.65 per share, subject to Horne meeting the revenue and EBITDA targets for 2005 as described above. The Company also reserved two million shares of the Company’s common stock for stock options to be granted to the employees of Horne at the discretion of Mr. Horne.
Each acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition. For this six month period ended June 30, 2005, the results of operations reported for the Company includes a full six months of operations for Spectrum Inc., five months of operations for M&M (February 1, 2005 through June 30, 2005), four months of operations for CEECO (March 1, 2005 through June 30, 2005), and two months of operations for Horne (May 1, 2005 through June 30, 2005), respectively.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
3.	ACQUISITION OF M&M ENGINEERING LIMITED, COAST ENGINE AND EQUIPMENT COMPANY, INC., AND HORNE ENGINEERING SERVICES, LLC. CONTINUED:

	For the Six Months Ended June 30,
	2005	2004
Revenue	$37,641,826	$24,890,924
Net loss	(2,778,843)	(40,668,141)
Loss per share — basic	(0.08)	(1.48)
Loss per share — diluted	(0.08)	(1.48)
For purposes of the above pro forma presentation, the historical revenues and earnings of M&M, CEECO, and Horne for the six months ended June 30, 2005 and 2004 have been combined with the revenues and earnings of Spectrum Sciences & Software Holdings Corp. for the six months ended June 30, 2005 and 2004, respectively. In addition to $1.4 million in stock based compensation expense, a $450 thousand dollar loss for Spectrum Sciences & Software Inc., and the slightly better than breakeven earnings reported by M&M; the net loss reported above was also significantly impacted by merger and acquisition activity during the period including costs for accounting and legal fees, investor relations, and consulting, as well as hurricane Dennis, the second hurricane to hit the Florida Gulf Coast in less than a year. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each of the six month periods represented and is not necessarily indicative of results that may be obtained in the future.
4. RECEIVABLES:
Receivables are primarily comprised of amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company’s industrial and offshore major clients include Exxon Mobil, Petro Canada, Halliburton, Husky Energy, Inco Ltd, Iron Ore Company of Canada, North Atlantic Refining Ltd, Abitibi Consolidated and Corner Brook Pulp and Paper. The Company’s repair and overhauls segment‘s customers include: U.S. Navy, U.S. Coast Guard, Military Sealift Command, Rinker Cement and Disney Cruise Lines. The U.S. Air Force and the U.S. Navy are the major customers for the Company’s manufacturing and engineering and information technology segments. The Department of Defense, including the Army Environmental Center and the Army Corp of Engineers: Lockheed Martin, Battelle, Staubach, Louisiana State University, Department of Homeland Security, including the Transportation Security Agency: Federal Aviation Administration, the General Services Administration (GSA Schedules), USAID, and other government agencies are the major customers for the Company’s engineering consulting segment. Bechtel International is the major customer for the Company’s procurement services segment. Amounts due at June 30, 2005 consist of the following:

	Spectrum,				Total
	Inc.	M&M	CEECO	Horne	Company
Contracts — billed	$2,376,814	$4,358,321	$206,997	$4,964,074	$11,906,206
Contracts — unbilled	1,519,301	1,040,044	0	642,055	3,201,400
Holdbacks	0	364,512	0	151,596	516,108
Other	240	(1,985)	(8,787)	(7,275)	(17,807)

	$3,896,355	$5,760,892	$198,210	$5,750,450	$15,605,907

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
5. INVENTORIES:
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at June 30, 2005 are summarized as follows:

					Total
	Spectrum, Inc.	M&M	CEECO	Horne	Company
Raw materials, net of reserve	$68,640	$359,383	$39,219	$0	$467,242
Work in process	38,109	0	0	0	38,109
Finished Goods	0	33,420	0	0	33,420
	0	0	0	0	0

Total inventories	$106,749	$392,803	$39,219	$0	$538,771

6. PROPERTY AND EQUIPMENT:
Property and equipment at June 30, 2005, is summarized as follows:

					Total
	Spectrum, Inc.	M&M	CEECO	Horne	Company
Land	$575,000	$283,462	$0	$0	$858,462
Buildings and improvements	3,497,529	1,321,576	0	18,908	4,838,013
Furniture and fixtures	42,150	0	0	6,980	49,130
Manufacturing equipment	1,227,468	39,321	65,111	0	1,331,900
Tools and equipment	0	289,577	0	23,940	313,517
Office equipment	305,498	141,777	568	160,962	608,805
Vehicles	55,390	160,660	23,592	199,984	439,626
Equipment under capital leases	0	476,575	0	0	476,575
Investment property	220,900	0	0	0	220,900

Total	5,923,935	2,712,948	89,271	410,774	9,136,928
Less accumulated depreciation	(1,315,910)	(110,090)	(16,022)	(28,934)	(1,470,956)

Property and equipment, net	$4,608,025	$2,602,858	$73,249	$381,840	$7,665,972

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
7. ACCRUED EXPENSES:
The major components of accrued expenses at June 30, 2005, are summarized as follows:

					Total
	Spectrum, Inc.	M&M	CEECO	Horne	Company
Accrued salaries, payroll related taxes and related benefits	$141,530	$0	$0	$373,204	$514,734
Accrued vacation and sick leave	63,832	17,877	0	541,648	623,357
Accrued sales and property taxes	16,200	0	0	0	16,200
Legal Judgment	238,100				238,100
Other		87,910	23,759	81,588	193,257
Income taxes payable	0	0	0	308,005	308,005

Total accrued expenses	$459,662	$105,787	$23,759	$1,304,445	$1,893,653

8. LONG TERM DEBT AND LINES OF CREDIT:
M&M Engineering Limited

Long-term debt at June 30, 2005, consists of the following:
Roynat Inc. mortgage, maturing in 2008, with interest at Roynat cost of funds plus 3.25% (6.10% at June 30, 2005) repayable in monthly principal payments of $5,655 plus interest. The mortgage is collateralized by land and a building.	$219,345
Capital leases and loans on equipment with interest at 0% to 14.89% repayable in monthly principal and interest payments of $15,752.	433,022

652,367
Less current portion	186,103

Total long-term debt	$466,264

Principal repayments on the mortgage in each of the next five years are estimated as follows:

2006	$68,393
2007	68,393
2008	68,393
2009	14,166
2010	0

$219,345

Principal repayments on the capital leases in each of the next five years are estimated as follows:

2006	$120,656
2007	112,716
2008	90,402
2009	60,586
2010	48,662

Total	433,022
Less imputed interest	0

$433,022

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
8. LONG TERM DEBT AND LINES OF CREDIT CONTINUED:
Spectrum Sciences & Software, Inc.
Long-term debt at June 30, 2005, consists of the following:

Scott Unlimited mortgage, maturing in April 2025, with interest at 7% repayable in monthly payments of principal, interest and insurance of $17,394. The mortgage is collateralized by land and a building.	$1,923,714

Less current portion	45,764

Total long-term debt	$1,877,950

Horne Engineering Services, LLC
Long-term debt at June 30, 2005, consists of the following:

Loans on vehicles with interest at 5.9% and 8.5% repayable in monthly interest and principal payments of $2,167.	$54,802

Less current portion	11,758

Total long-term debt	$43,044

CIBC Facility:
M&M maintains its own revolving line of credit facility with a commercial bank. The credit facility, provided by Canadian Imperial Bank of Commerce (“CIBC”) was initially entered into in December 1994 and has been amended and renewed from time to time (the “CIBC Facility”). The CIBC Facility currently allows the Company to borrow up to the lesser of i) $1.40 million, or ii) 75% of receivables from governments or large institutions and 60% of other receivables to finance working capital requirements on a revolving basis. The CIBC Facility is payable upon demand and bears interest at prime plus 2.25%. As of June 30 2005, there was $367,764 outstanding under the CIBC Facility.
As security for the CIBC Facility, M&M has provided a first priority lien on receivables, inventory and specific equipment; ii) a second priority lien on land, buildings and immovable equipment; and iii) an assignment of insurance proceeds. M&M and MMO have provided cross-guarantees to CIBC in an unlimited amount to secure each other’s share of the CIBC Facility. The credit facility also requires the Company to comply with specified financial covenants, including current ratio, debt/equity ratio and limits on capital expenditures, dividends and further encumbrances on collateral. As of June 30, 2005, M&M was in compliance with all of these covenants.
RoyNat Mortgage:
As of June 30, 2005, M&M is indebted to RoyNat Inc. (“RoyNat”) in the amount of $219,345. The mortgage matures in 2008 and bears interest at RoyNat’s cost of funds plus 3.25%. As security for its obligations to RoyNat, M&M has granted a first priority lien on the land and building and a secondary lien on all other assets of the Company, subject to the first priority lien in favor of CIBC. MMO has also guaranteed this mortgage.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
8. LONG TERM DEBT AND LINES OF CREDIT CONTINUED:
Magna Credit Facility:
During 2003, Magna negotiated a credit facility in the amount of $797,871, which is repayable on demand and bears interest at the bank’s prime lending rate plus 1.50% per annum. As security, M&M has provided a $199,468 guarantee plus an agreement to postpone debt of a further $279,255. The outstanding balance of this demand loan as of June 30, 2005 was $0 in total.
Bank of America Facility:
During 2004 Horne negotiated two revolving lines of credit with the Bank of America. In 2004 these credit lines were extended, and now expire on December 31, 2005. The operating line of credit for $4,000,000 accrues interest at the London Inter-Bank Offered Rate (LIBOR) plus 2.75%. The contract line of credit for $10,000,000 accrues interest at LIBOR plus 3.25%. At June 30, 2005 the outstanding balance on the operating line was $650,000. There was no outstanding balance on the contract line at June 30, 2005.
Tatonka Capital Note:
As of June 30, 2005 Horne is indebted to Tatonka Capital Corporation (Tatonka) in the amount of $135,884 which is secured by an assignment of certain contract rights. Interest accrues at 8.5%. Monthly payments are $34,646, with the final payment due November 1, 2005.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
9 . RELATED PARTY TRANSACTIONS:
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
Transactions related to Coast Engine and Equipment Company
During the three-month period ended June 30, 2005, the Company received cash advances from two of the officers of $22,715. During the six-month period ended June 30, 2005, the cash advances totaled $54,715. These advances are non-interest bearing and are expected to be repaid within six months. At June 30, 2005, the Company owed $36,929 to related parties. Amounts repaid to the related parties during the period ended June 30, 2005 totaled $17,786.
In March 2005, the Company purchased two vehicles through loans from related parties totaling $25,614. One vehicle was purchased for $33,614 through a trade-in allowance of $24,500 and cash paid by the related parties of $9,114, which is included in loans from related parties on the accompanying balance sheet. The other vehicle was purchased for $16,500 in cash paid by the related parties and is also included in loans from related parties on the accompanying balance sheet. The amounts due to the related parties are non-interest bearing and are to be repaid through monthly payments in the amounts of $456 through November 2006 and $458 through March 2008. Amounts repaid to the related parties during the three-month and six-month periods ended June 30, 2005 totaled $2,804 and $2,804, respectively. The following are the payment obligations for the years ending December 31:

2005	$8,226
2006	10,513
2007	5,500
2008	1,375

$25,614

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
10. STOCK OPTION PLAN:
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
During the year ended December 31, 2004, 23,000,000 options were granted to a non-employee stockholder who provided consulting services to the Company. The fair value of the first 9,000,000 options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.62; and an expected life of the options of two years. This generates a price of $1.27 per option at the date of grant, which was March 11, 2004. As a result, $11,418,038 of consulting expense and additional paid-in capital was recorded at the date of grant. The fair value of the remaining 14,000,000 options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of one year. This generates a price of $1.67 per option on 5,000,000 of the options based on a strike price of a $1.65, and a price of $1.46 per option on 9,000,000 of the options based on a strike price of $1.95, at the date of grant for both sets of options which was April 20, 2004. As a result, $21,526,862 of consulting expense and additional paid-in capital was recorded at the date of grant.
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
On November 15, 2004, the Board of Directors approved and adopted the Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan (the “Plan”) to amend certain termination provisions. The Company on that date also awarded 591,750 stock options to certain officers and directors for services rendered. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.12%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of three years. This generates a price of $.65 per option based on a strike price of $1.40 at the date of grant, which was November 15, 2004. As a result, $229,136 of compensation expense and additional paid-in capital was recorded at the date of grant. On February 14, 2005 and February 18, 2005, certain employees exercised 2,900 options and the Company received $4,060 of cash at exercise.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
10. STOCK OPTION PLAN, CONTINUED:
On January 12, 2005, the Company executed stock option agreements with the directors and officers of the Company, pursuant to the Plan. Pursuant to the stock option agreements, the Company granted options to each of Kelvin D. Armstrong, Karl Heer, William H. Ham, Jr. and Nancy Gontarek to purchase 300,000 shares of the Company’s common stock, $.0001 par value per share, at an exercise price of $1.65 per share. All of the options issued to such directors and officers vested immediately upon issuance and will expire on January 12, 2008. All the options become exercisable as of the date on which the Company has consummated, since January 12, 2005, the acquisition of businesses with annual revenues in the aggregate of at least $20 million. The Company has chosen to early implement FASB Statement No. 123R, Share-Based Payment, which requires these options be valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.84%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of three years. This generates a price of $.63 per option based on a strike price of $1.65 at the date of grant, which was January 12, 2005. As a result, $751,662 of compensation expense and additional paid-in capital was recorded at the date of grant.
On February 14, 2005, the Company executed additional stock option agreements with the directors of the Company pursuant to Plan. Pursuant to those stock option agreements, the Company granted options to each of Kelvin D. Armstrong, Karl Heer and William H. Ham, Jr. to purchase 500,000 shares of the Company’s common stock, $.0001 par value per share, at an exercise price of $2.50 per share. All of the options issued to the directors vested immediately upon issuance and will expire on February 14, 2008. All of the options become exercisable as of the date on which the Company certifies, based on the Company’s audited financial statements for the 2005 fiscal year as filed in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) for such fiscal year, that the Company has achieved earnings before interest, taxes, depreciation and amortization of $4 million for the 2005 fiscal year. No compensation expense has been recorded because it can not reasonably be determined at this time that the exercise contingency associated with these options will be satisfied.
On April 7, 2005, the Company executed stock option agreements with employees pursuant to the Plan. Pursuant to the agreements a total of 502,000 shares of the Company’s common stock, $.0001 par value per share, at an exercise price of $1.95 per share were issued to employees. All the options issued vested immediately upon issuance and will expire on April 7, 2008. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.02%; no dividend yields; volatility factors of the expected market price of our common stock of 0.73; and an expected life of the options of 3 years. This generates a price of $1.27 per option based on a strike price of $1.95 at the date of grant, which was April 7, 2005. As a result, $638,901 of compensation expense and additional paid-in capital was recorded at the date of grant.
On June 6, 2005, the Company executed stock option agreements with employees pursuant to the Plan. Pursuant to the agreements a total of 13,750 shares of the Company’s common stock, $.0001 par value per share, at an exercise price of $1.28 per share. All the options issued vested immediately upon issuance and will expire on June 6, 2008. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.30%; no dividend yields; volatility factors of the expected market price of our common stock of 0.73; and an expected life of the options of 3 years. This generates a price of $0.62 per option based on a strike price of $1.28 at the date of grant, which was June 6, 2005. As a result, $8,462 of compensation expense and additional paid-in capital was recorded at the date of grant.
On June 8, 2005, the Company executed stock option agreements with Darryl K. Horne and Michael M. Megless, who were appointed as directors of the Company on May 11, 2005 pursuant to the Plan. Pursuant to the stock option agreements, the Company granted options to each of Messrs. Horne and Megless to purchase 500,000 shares of the Company’s common stock, $.0001 par value per share, at an exercise price of $2.50 per share. All of the options issued to Messrs. Horne and Megless vested immediately upon issuance and will expire on June 8, 2008. All of the options become exercisable as of the date on which the Company certifies, based on the Company’s

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
audited financial statements for the 2005 fiscal year as filed in the Company’s Annual Report on Form 10-K filed with the SEC for such fiscal year, that the Company has achieved earnings before interest, taxes, depreciation and amortization of $4 million for the 2005 fiscal year.
11. SEGMENT INFORMATION:
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Through its four subsidiaries, the Company has seven operating segments. Spectrum, Inc reports operations for management services, manufacturing, and engineering and information technology. Spectrum, Inc.’s management services include providing engineering, technical, and operational services in the area of defense range management specializing in bombing and gunnery training range operation and maintenance. Manufacturing operations include the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and equipment. The engineering and information technology segment consists of the sale of computer software developed to assist in hazard management and weapons impact analysis. Industrial and offshore operations reported by M&M Engineering Limited include the Company’s engineering, mechanical contracting and steel fabrication in the Province of Newfoundland, Canada. The Company’s repair and overhaul segment as reported by Coast Engine and Equipment Company, Inc. is engaged in providing specialized fabrication and boat repair services and is certified to perform safety inspections and life boat repairs. Horne Engineering Services, LLC, operations consist of consulting engineering and procurement services for clients. The following is a summary of certain financial information related to the seven segments during the six months ended June 30, 2005 and 2004. Results are not reported in 2004 for the industrial and offshore segment, the repair and overhaul segment, the engineering consulting segment, and the procurement services segment as they were not part of the Company’s operations during that time period.
For the three month and six month periods ended June 30, 2005, the segment results of operations reported for the Company includes a full six months of operations for Spectrum Inc., five months of operations for M&M (February 1, 2005 through June 30, 2005), four months of operations for CEECO (March 1, 2005 through June 30, 2005), and two months of operations for Horne (May 1, 2005 through June 30, 2005). For the three month and six month periods ended June 30, 2004, the segment results of operations depicted are only those of the Company’s subsidiary, Spectrum, Inc. The seven segments depicted include Management Services, Engineering and Information Technology Services, Manufacturing Services, Industrial and Offshore, Repair and Overhaul, Engineering Consulting, and Procurement Services

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
11. SEGMENT INFORMATION, CONTINUED:

	Three Months Ended
	2005	2004
Total revenues by segment
Spectrum Sciences & Software, Inc.
Management Services	$62,654	$2,365,770
Engineering and Information Technology	383,668	447,813
Manufacturing	1,195,733	605,164
M&M Engineering Limited
Industrial and Offshore	4,896,574	N/A
Coast Engine and Equipment Company
Repair and Overhaul	360,620	N/A
Horne Engineering Services, LLC
Engineering Consulting	2,613,446	N/A
Procurement Services	2,283,733	N/A

Total Revenues	$11,796,428	$3,418,747

Operating profit (loss) by segment
Spectrum Sciences & Software, Inc.
Management Services	$(32,843)	$27,462
Engineering and Information Technology	165,001	277,936
Manufacturing	(239,833)	58,425
M&M Engineering Limited
Industrial and Offshore	873,151	N/A
Coast Engine and Equipment Company
Repair and Overhaul	134,612	N/A
Horne Engineering Services, LLC
Engineering Consulting	679,073	N/A
Procurement Services	96,192	N/A
Operating Expenses	(2,961,564)	(27,053,789)
Interest income (expense) net	39,015	(38,207)
Other income	285,456	46,658

Loss before provision for income taxes	(961,741)	(26,681,515)
Income tax benefit	50,483	—
Minority interest	(146,483)	—

Net loss	$(1,057,741)	$(26,681,515)

Identifiable Assets
Management Services	$586,215	$1,933,389
Engineering and Information Technology	685,926	513,553
Manufacturing	3,198,301	983,626
Industrial and Offshore	8,636,551	N/A
Repair and Overhaul	366,984	N/A
Engineering Consulting	4,282,039	N/A
Procurement Services	2,194,298	N/A

Total identifiable assets	$19,950,314	$3,430,568
Corporate and other assets	28,541,334	30,834,105

Total assets	$48,491,648	$34,264,673
See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
11. SEGMENT INFORMATION, CONTINUED:

	Six Months Ended
	2005	2004
Total revenues by segment
Spectrum Sciences & Software, Inc.
Management Services	$145,667	$5,006,801
Engineering and Information Technology	640,842	767,903
Manufacturing	2,506,298	1,240,621
M&M Engineering Limited
Industrial and Offshore	5,677,826	N/A
Coast Engine and Equipment Company
Repair and Overhaul	471,226	N/A
Horne Engineering Services, LLC
Engineering Consulting	2,613,446	N/A
Procurement Services	2,283,733	N/A

Total Revenues	$14,339,038	$7,015,325

Operating profit (loss) by segment
Spectrum Sciences & Software, Inc.
Management Services	$(90,152)	$45,008
Engineering and Information Technology	300,823	429,728
Manufacturing	(5,351)	211,284
M&M Engineering Limited
Industrial and Offshore	909,721	N/A
Coast Engine and Equipment Company
Repair and Overhaul	179,521	N/A
Horne Engineering Services, LLC
Engineering Consulting	679,073	N/A
Procurement Services	96,192	N/A
Operating Expenses	(5,254,759)	(41,005,374)
Interest income (expense) net	65,852	(101,693)
Other income	432,724	97,194

Loss before provision for income taxes	(2,686,356)	(40,323,853)
Income tax benefit	50,483	61,330
Minority interest	(166,564)	0

Net loss	$(2,802,437)	$(40,262,523)

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
12. COMMITMENTS AND CONTINGENCIES:
     (a) Operating Leases
(i)	Lessee
Spectrum, Inc. leases two copy machines and a stamp machine. The lease terms are through September 30, 2009 and December 31, 2009 for the copy machines and through December 2007 for the stamp machine. The minimum commitments under operating leases are as follows:

Year ending December 31
2005	$10,182
2006	20,365
2007	20,047
2008	19,729
2009	18,399

$88,722

In April 2005 Spectrum Inc. purchased the facility at 97 Hill Avenue. This facility had previously been occupied by Spectrum Inc. under a five year operating lease. There is no further facility lease obligation.
M&M Engineering has entered into agreements to lease vehicles and office equipment for various periods until 2010. The minimum commitments under operating leases are estimated as follows:

2006	$111,333
2007	89,434
2008	39,892
2009	22,227
2010	14,655

$277,541

CEECO leases its facilities from a company owned by a related party under a noncancelable lease from May 1, 2004 through April 30, 2006. The following are the lease obligations for the next two years ending December 31:

2005	$71,016
2006	23,672

$94,688

Horne leases office space in several locations under agreements which expire at various times throughout 2007. These leases provide for a base rent amount plus increases for building operation costs. Horne also leases various equipment under operating leases. The future minimum lease payments, for office space and equipment leases, exclusive of building operations, are estimated as follows:

2006	$604,000
2007	240,000

$844,000

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
12. COMMITMENTS AND CONTINGENCIES CONTINUED:
(ii)	Lessor
During the years ended December 31, 2004 and 2003, Spectrum Inc. was the lessor in an operating lease of office space at 97 Hill Avenue. The lessee is the United States of America (“Government”) who rented space in the Company’s office building. The operating lease, which expires in September 2008, was amended in August, 2004 to give the lessee additional space. In addition, the amended lease gives the Government a one-year option from September 1, 2004 to August 30, 2005 to lease the entire facility by giving 90 days notice to the Lessor. As of August 15, 2005, the lessee has not exercised its option to lease any additional office or warehouse space from Spectrum Inc. The option expires August 31, 2005. Spectrum Inc. does not intend to extend the option at this time. Rental income, during the years ended December 31, 2004 and 2003, totaled $205,924 and $185,614, respectively.
Minimum lease payments to be received for the next four years are as follows:

2005	$228,967
2006	228,967
2007	228,967
2008	171,726

$858,627

(b)Legal Matters
Harassment Suit
In December 2002, three employees filed complaints against Spectrum, Inc. for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court in Arizona. In January 2003, Spectrum, Inc. filed answers to all three complaints denying all allegations of wrongdoing. The employees are requesting compensatory, incidental and punitive damages as well as attorney’s fees and costs for undue stress and anxiety from Spectrum, Inc.’s actions.
On January 31, 2005, the suit was adjudicated in favor of the defendants with a total award of $383,100 plus attorney’s fees. The awards were for $300,000, $80,000 and $3,100 respectively for the three defendants. On March 7, 2005, Spectrum, Inc. filed an objection to the judgment as the judgment amounts exceeded certain statutory limits. The court has not yet ruled on Spectrum, Inc.’s objection to the judgment. Spectrum, Inc. has accrued the expected exposure related to this judgment of $238,000 in accrued expenses at December 31, 2004. (see Note 7).

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
12. COMMITMENTS AND CONTINGENCIES, CONTINUED:
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
Mr. Myrick’s suit demands damages of and from Spectrum together with interest and costs and such other and further relief as the Court deems just and proper. The Company intends to vigorously defend its position in the case and filed its answer to Mr. Myrick’s complaint on October 25, 2004. Discovery and deposition scheduling is currently underway in advance of a court ordered attempt to mediate the claim. The case is scheduled for mediation in later October 2005. The Company currently does not know what the outcome of this litigation will be.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
12. COMMITMENTS AND CONTINGENCIES, CONTINUED:
Munitions Assembly Conveyor (MAC) Lawsuit
On August 23, 2004, Spectrum Sciences & Software, Inc. (Spectrum, Inc.) filed suit against the United States Government in the United States Court of Federal Claims based on the Government’s actions associated with the procurement of the improved Munitions Assembly Conveyor (MAC). The MAC is a munitions handling and support equipment system used to build up munitions prior to loading on an aircraft. As a result of Spectrum Inc.’s experience in both utilizing and producing the MAC, Spectrum, Inc. identified numerous areas needing improvement and upgrading to this old system. Based on Spectrum Inc.’s work, the Government entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving munitions support equipment including the MAC. As part of the CRADA negotiation, Spectrum, Inc. identified its prior development and unique modifications and improvements that constituted Spectrum, Inc.’s trade secrets and intellectual property associated with the MAC. Following completion of the CRADA effort and delivery of the final report, the Government made overtures to purchase Spectrum Inc.’s rights in the redesigned MAC, however, the offer was rejected as being inadequate to compensate Spectrum, Inc. for its efforts in redesigning the MAC and for the potential for further licensing opportunities. Following the failure of these discussions, Spectrum, Inc. alleges that the Government deliberately breached its obligation to Spectrum, Inc. under the CRADA to safeguard and protect Spectrum, Inc.’s intellectual property and proprietary information by improperly disclosing and widely disseminating to third parties, including Spectrum, Inc. competitors, Spectrum, Inc.’s proprietary information via a draft Request for Proposal Solicitation dated May 1, 2004. Based on the Government’s actions, Spectrum, Inc. filed suit on three counts alleging:
•	Breach of Express Contract

•	Breach of Implied in Fact Contract

•	Misappropriation of Trade Secrets
Spectrum, Inc. has requested damages in excess of three and one half million dollars ($3,500,000) and will request the award of its costs, fees, expenses and attorney’s fees associated with this action.
The Department of Justice on behalf of the agency filed its response on December 6, 2004. Based on discovery to date, Spectrum, Inc. has amended its suit on March 14, 2005. Initial Rule 26 documents have been exchanged and motions on the pleadings and substantial discovery is continuing. The Government has filed a motion to dismiss and a motion for summary judgment along with its findings of uncontroverted facts. On July 1, 2005, Spectrum, Inc. filed its objections to the Government’s motion to dismiss and the motion for summary judgment, and its response to the Government’s proposed findings of uncontroverted facts. The Company cannot predict the outcome of this litigation but is confident of its position as set forth in this lawsuit.
Garrison Lawsuit
On February 22, 2005, Spectrum, Inc. filed suit against former employees Donald L. Garrison, David M. Hatfield and their current employer Control Systems Research, Inc. Spectrum, Inc. alleges that during their employment at Spectrum, Inc., Mr. Garrison and Mr. Hatfield were actively involved with the development and application of the Safe Range project (a proprietary Spectrum, Inc. product) and other non-technical company information such as employee wage data and personnel files, marketing plans, bidding information, and information about other Spectrum, Inc. contracts and affairs. The suit alleges that Garrison and Hatfield used Spectrum, Inc.’s confidential and proprietary information (in violation of their signed agreements for Protection of Proprietary Information) to improperly compete with their new employer (Control Systems Research, Inc.) against Spectrum, Inc. with regards to the Safe Range program and other related government contracts. The five counts identified in the lawsuit include:

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
12. COMMITMENTS AND CONTINGENCIES, CONTINUED:
•	Breach of Contract

•	Violation of Uniform Trade Secrets Act

•	Tortious Interference

•	Conversion

•	Civil Conspiracy
Total damages to Spectrum, Inc. were not specified and the defendants have not yet responded to the suit. The Company currently does not know what the outcome of this litigation will be.
Plum Island Claim
Horne Engineering submitted a three-part claim to the USDA (and later resubmitted to the Department of Homeland Security because of a change in federal agency responsibility for the project) seeking an equitable adjustment in the amount of $835,793. The first part of the claim concerns the pumping of sludge from the stabilization lagoon to the aearation lagoon. Based upon the contract documents, Horne reasonably expected to pump 4,129 cubic yards of sludge. In fact, it pumped an additional 3,459 cubic yards of sludge. Horne seeks $266,795 for this work. The second part of the claim is for difficulty in pumping water from the lagoon due to vegetation that clogged Horne’s subcontractor pumps. This vegetation was not present in the pre site visit and not included in Horne’s bid price. Horne seeks $49,870 for this work. Horne’s third part of the claim is for obtaining and placing an additional 6,750 cubic yards of borrow material. There is a question of fact regarding the quantity calculations; however, the Company believes its calculations are accurate and complete and seeks $519,128 for this work. The Company currently does not know what the outcome of this litigation will be. At June 30, 2005, no amounts have been recorded in the financial statements in anticipation of a successful outcome for this claim.
SEC Investigation
On April 28, 2004, Spectrum Sciences & Software Holdings Corp. was informed by the Securities and Exchange Commission (the “SEC”), Division of Enforcement that they were conducting an informal inquiry into the Company. In conjunction with that inquiry, the SEC has requested the Company to voluntarily provide the SEC with the documents and information they requested. More specifically, the SEC has requested, among other things:
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
Three and six months ended June 30, 2005
(Unaudited)
The Company is fully cooperating with the SEC inquiry.
There has been an increase in legal fees associated with the Company’s legal consultations relating to the SEC informal inquiry, the sexual harassment suit under the Gila Bend contract, and the suit against the Company by the former president.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
13. INVESTMENTS IN JOINT VENTURES
M&M Engineering Limited
M&M Engineering Limited carries on a part of its business in two joint ventures, Newfoundland Service Alliance, Inc. (“NSA”) a 20.83% owned joint venture and Magna Services, Inc. (“Magna”) a 50% owned joint venture. These investments are accounted for using the equity method of accounting.
NSA, a Newfoundland and Labrador corporation, was incorporated in December 1996 to combine the expertise of its shareholders in providing comprehensive onshore support services to the Newfoundland and Labrador oil and gas industry. NSA is jointly owned by M&M Offshore Limited (MMO) (20.83%), G.J. Cahill & Company (1979) Limited (“Cahill”) (20.83%), New Valve Services and Consulting Inc. (20.83%), Peacock Inc. (20.83%), and Siemans Westinghouse Ltd (16.68%).
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
As of the period ended June 30, 2005, M&M recorded $117,399 in receivables from these joint ventures and $77,364 in receivables from a terminated joint venture, NECL (North Eastern Constructors Limited); totaling $194,763.
Horne Engineering Services, LLC is a partner in Weskem, a limited liability company. During 1999, Horne invested $77,500 and became a 5% partner in this joint venture. The investment is accounted for using the equity method of accounting. During the years ended December 31, 2004 and 2003, Horne recognized $158,012 and $188,496, respectively, of equity in earnings of the joint venture.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2005
(Unaudited)
14. SUBSEQUENT EVENTS
On July 7, 2005, Horne Engineering Services, LLC (“Horne LLC”), a wholly-owned subsidiary of Spectrum Sciences & Software Holdings Corp. (“Spectrum”) and successor by merger to Horne Engineering Services, Inc. (“Horne Inc.”), entered into a First Amendment to Revolving Line of Credit Agreement, Contract Line of Credit Loan Agreement and Security Agreement, effective June 30, 2005 (the “First Amendment”), with Bank of America, N.A. (the “Lender”). The First Amendment amends certain provisions of the Revolving Line of Credit Loan Agreement, Contract Line of Credit Loan Agreement and Security Agreement entered into as of August 12, 2004 by and between Horne Inc. and the Lender (the “Original Loan Agreement”). Pursuant to the Original Loan Agreement, the Lender made (i) a revolving line of credit loan to Horne Inc. in the maximum principal amount of $3.0 million with interest due and payable monthly (the “Contract Loan”) and (ii) a separate revolving line of credit loan to Horne Inc. in the maximum principal amount of $4.0 million with interest due and payable monthly (the “Revolving Loan”). In addition, as security for the payment and performance of the Loan Agreement, Horne Inc. granted the Lender a security interest in all of the assets of Horne Inc. Moreover, Darryl K. Horne and Charlene M. Horne (the “Guarantors”) guaranteed the full and timely payment and performance of Horne Inc.’s obligations under the Loan Agreement (the “Guaranty”).
Horne LLC and the Lender entered into the First Amendment principally (i) to reflect that, as a result of the merger of Horne Inc. with and into Horne LLC, Horne LLC has assumed all of the obligations and liabilities of Horne Inc. under the Loan Agreement, (ii) to increase the maximum principal amount of the Contract Loan to $10.0 million, (iii) to increase the interest rate for the Contract Loan to a rate approximately equal to LIBOR plus 3.25% per annum, and (iv) to extend, until December 31, 2005, the maturity dates of each of the Revolving Loan and the Contract Loan to December 31, 2005. The Revolving Loan will continue to have a maximum principal amount of $4.0 million, and will continue to bear interest at a rate approximately equal to LIBOR plus 3.0% per annum.
Furthermore, the Guarantors entered into the First Amendment to evidence their consent to the terms and conditions of the First Amendment, and to confirm that the Guaranty remains in full force and effect. In addition, Spectrum has agreed to subordinate the $2.15 million it has advanced to Horne LLC to the obligations due to the Lender under the Loan Agreement, the First Amendment and any other indebtedness of Horne LLC to Lender (the “Subordination Agreement”). A violation of the Subordination Agreement allows the Lender to accelerate the maturity of the Contract Loan or the Revolving Loan.
The description of the foregoing matter is not complete and is qualified in its entirety by the full text of the First Amendment and the Subordination Agreement, which were reported as Exhibits 10.1 and 10.2 in the 8-K filed on July 12, 2005.

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
We believe that the following critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our financial statements:
Revenue Recognition. We recognize revenue and profit on substantially all of our fixed price contracts using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various stages of the contracts can be made. Recognized revenues and profit are subject to revisions as the projects progress to completion. Revisions to the profit estimates are charged to income in the period in which the facts that give rise to the revisions become known. Revenue from cost-plus contracts is recognized on the basis of direct costs plus indirect costs incurred and an allocable portion of the fixed fee. Revenue from time and materials contracts is recognized based on fixed hourly rates for direct labor hours expended. The fixed rate includes direct labor, indirect expenses and profit. Materials or other specified direct cost are recorded at actual cost.
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
Foreign Currency Translation. The Company’s functional currency is the U.S. dollar, except that the functional currency of M&M Engineering is the Canadian dollar. In the accompanying consolidated financial statements, the monetary assets and liabilities of M&M were translated to U.S. dollars using the June 30, 2005 exchange rate of .8142 Canadian dollars to 1.00 U.S. dollar. All monetary consolidated statements of operations items of M&M were translated at the average exchange rate for the six months ended June 30, 2005 of .8086 Canadian dollars to 1.00 U.S. dollar.
Net Operating Loss Carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $9,300,000 net operating loss carryforward for federal income tax purposes as of June 30, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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
Description of the Company
Spectrum Sciences & Software Holdings Corp. (the “Company”), through its wholly-owned subsidiaries, Spectrum Sciences & Software, Inc. (“Spectrum Inc.”), Coast Engine and Equipment Company, Inc. (“CEECO”), M&M Engineering Limited (“M&M”), along with M&M’s wholly owned subsidiary M&M Offshore Limited (“MMO”), and Horne Engineering Services, LLC (“Horne”) provides a variety of goods and services. Spectrum, Inc. specializes in engineering, manufacturing and technological support services, as well as the production of specialized and standard ground support equipment for the United States Department of Defense and other governmental and commercial contractors. CEECO provides a full array of electrical and electronic repair, equipment and machinery repair and overhaul, HVAC and refrigeration servicing and repair, pipe fabrication and installation, certified welding services, metal and sheet metal fabrication and installation, custom insulation services, custom flooring services and machinery. M&M and its subsidiary, MMO, provide fabrication and installation of process piping, installation of production equipment, steel tank erection, and industrial maintenance, and specialized welding services, fabrication and servicing facilities to the offshore oil sector. Horne delivers technology and technical engineering solutions to improve performance in the areas of national security, energy and environment, and transportation under prime contracts and subcontracts for agencies of the federal government, principally the Department of Defense, the Department of Homeland Security and the U.S. Agency for International Development (USAID).
You should read the following discussion and analysis in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
Consolidated Overview:
For the three month period ended June 30, 2005, the revenues reported for the Company include a full three months of operations for Spectrum Inc, M&M, and CEECO, and two months of operations for Horne (May 1, 2005 through June 30, 2005). The seven segments depicted include Management Services, Engineering and Information Technology Services, Manufacturing Services, Industrial and Offshore, Repair and Overhaul, Engineering Consulting, and Procurement Services.

	For the three months ended June 30
	2005		2004
Revenues	$11,796,428	100.0%	$3,418,747	100.0%

Cost of revenue	10,121,076	85.8%	3,054,924	89.4%

Gross profit	$1,675,352	14.2%	$363,823	10.6%
Total revenues for the three months ended June 30, 2005 increased by 245% compared to the same period in 2004, primarily as a result of the acquisition of three subsidiaries: M&M Engineering, CEECO, and Horne Engineering. Gross profit as a percentage of revenue was 14.2% for the three months ended June 30, 2005 as compared to 10.6% for the prior year period. These increased margins are due primarily to the profitability of the three subsidiaries acquired during 2005. Other contributing factors to the increased profitability include manufacturing overhead cost reductions, longer-term manufacturing contracts and the continued high profitability of the engineering and information technology services segment. As of June 30, 2005, the Company had a total funded contract backlog in excess of $48 million.
Spectrum Sciences & Software, Inc.
The following section compares the Company’s operating results for the three months ended June 30, 2005 with the three months ended June 30, 2004.
Management Services

	For the three months ended June 30
	2005		2004
Revenue	$62,654	100.0%	$2,365,770	100.0%

Cost of revenue	95,497	152.4%	2,338,308	98.8%

Gross profit (loss)	$(32,843)	(52.4%)	$27,462	1.2%
Revenues for the Management Services segment were $62,654 for the three months ended June 30, 2005 as compared to revenues of $2,365,770 for the same period in 2004. The significant decrease in revenue is attributed to the loss of the renewal on the Gila Bend contract that ended September 30, 2004. During the previous years, the Gila Bend contract had accounted for over 55% of total Company revenues and will not be immediately replaced. The single active contract for the Management Services segment continues to receive outstanding ratings by the military in the area of performance and quality. Unfortunately, profits in the Management Services segment are being affected by legal fees associated with litigation initiated by a former employee (See note 13., COMMITMENTS AND CONTINGENCIES), and the high cost of liability insurance for operations on active military airfields. Manpower reductions within the current Management Services contract coupled with insurance cost reductions should return this contract to profitability by the end of the third quarter. This business segments future is being reshaped relative to its future contract pursuits in that certain contracts may now require Spectrum Sciences & Software Inc., to be regarded as a large business under the Small Business Administration’s business classification guidelines. In some cases, these guidelines limit Spectrum Sciences & Software, Inc. ability to compete as a small business but do allow us to continue competing for small business set-asided federal contracts as a subcontractor and non-set aside contracts as a prime. Consequently, we remain a partner with Northwest Florida Facilities Maintenance (NFFM) in the area of aircraft wash services and have taken action to team with an Alaska Native Corporation to pursue a multi-million dollar, multi-year range management contract to be awarded in June 2006. We have also teamed with Wireless Facilities, Incorporated (WFI) Government Services under the Navy’s SeaPort-e omnibus contract and started the synergy of business development with our sister company CEECO, who specializes in various aspects of maritime repair, maintenance and overhaul.
Engineering and Information Technology Services

	For the three months ended June 30
	2005		2004
Revenues	$383,668	100.0%	$447,813	100.0%

Cost of revenue	218,667	57.0%	169,877	37.9%

Gross profit	$165,001	43.0%	$277,936	62.1%
Revenues in the Engineering and Information Technology Services segment decreased 14% for the three month period ended June 30, 2005 as compared to the same period in 2004. This decrease in revenues was due to the necessary diverting of staff resources to non-revenue generating activities such as preparing for the Safe Range

Users Conference, preparing Safe Borders for the pending Americas Shield Initiative (ASI) procurement and preparing legal proceedings in the case of Spectrum vs. Garrison, CSR, et al. In addition, although the Department of the Navy contracting issues has been resolved, project opportunities were not in place to affect second quarter revenue. With the restoration of Department of the Navy funding (the first US Navy funding in GFY05) in addition to anticipated significant Weapon Safety Footprint Area (WSFA) development requirements at the close of the GFY05, we now anticipate our revenue position to accelerate in the third quarter as staff resources are redeployed to revenue generating activities.
Gross profit for the three months ended June 30, 2005 as a percent of sales was 43.0%, a decrease of 19.1% compared to the same period in 2004. Even with ever increasing Division efficiencies, additional second quarter costs associated with conducting the Second Annual Safe Range Users Conference in May (a one time expense) and litigation costs overshadowed previous quarter over quarter profitability increases. We expect the high margin Safe Range efforts planned for the third quarter of 2005 to return our profitability to previous quarter levels.
Technically, Spectrum continued to enhance the functionality of the existing Safe Range software product. In addition, Spectrum has accelerated the development of another major module for the Safe Borders planning and analysis software application. This module will provide planners with a resource allocation tool for both fixed and mobile surface-based sensors. Based on potential Americas Shield Initiative (ASI) system integrator meetings, we now know that this capability will be an important part of the ASI systems architecture development efforts. The ASI is a Border Patrol initiative which will maintain, retrofit and/or upgrade the existing Border Patrol Integrated Surveillance Intelligence System (ISIS) used on the US northern border with Canada and then completely reengineer this system for use on all US borders.
We have now met with or have scheduled to meet with every known major systems integrator preparing for the pending ASI procurement. All system integrators to-date have expressed interest in the Safe Borders application and/or Spectrum capabilities and experience in regards to ASI teaming opportunities. We are in varying stages of business and/or technical discussions with all the major systems integrators preparing for the ASI procurement. All indications concerning the ASI procurement point to an RFP (Request for Proposal) release sometime around the mid-September 2005 timeframe, a slip from the early indications of a July/August RFP date.
Promising third quarter CY05 activities include securing significant teaming agreement(s) with major systems integrator(s) pursuing the ASI as a Prime contractor. We would anticipate that any teaming agreement would include ASI systems architecture support which would also encompass Safe Borders software licensing, recurring software support and maintenance and Border Patrol tailoring revenue, as well as on-going software module development/integration and border security expertise revenues. We would like to position ourselves in nonexclusive subcontract teaming agreement(s) for the ASI procurement and this nonexclusive position seems to be possible.
In addition, we have continued to build on our border control/law enforcement knowledge base with on-going working group meetings with border control/law enforcement agencies throughout the southwest states. Our Arizona-based consultant continues the on-going due diligence activities associated with these agencies. These meetings and the information gleaned will provide Spectrum with an enviable library of border agency/law enforcement expertise required in any successful ASI program team.
Manufacturing Segment

	For the three months ended June 30
	2005		2004
Revenue	$1,195,733	100.0%	$605,164	100.0%

Cost of revenue	1,435,566	120.1%	546,739	90.3%

Gross profit (loss)	$(239,833)	-20.1%	$58,425	9.7%

The Manufacturing Division produced and shipped more than 40 contracts valued at over $1.46 million during the second quarter. These contracts consisted of several diversified products. Our contract deliveries included 33 high priority B-2 aircraft maintenance stands and 14 missile containers for the AIM-120 Air-to-Air Medium Range Missile (AMRAAM) program. As a result of the numerous first article deliveries Spectrum accomplished in 2004 and early 2005, the United States Air Force is now turning to our manufacturing division as one of the primary sources for numerous types of aircraft stands used world-wide. In addition, we have a multi-year contract for delivery of containers for the AMRAAM program in place with orders for 41 more containers received. The contract to manufacture aircraft maintenance stands is also a multi-year contract. Increased production volume within these new contracts will allow efficiencies to be introduced over the next two quarters including reduced cost on materials due to the size of purchases and identification of long-term suppliers willing to provide discounts. Based on the number of manufacturing contracts being awarded to Spectrum, we realize that a significant sub-producer network must be established due to current capacity limitations. As an official Mentor under the Department of Defense Mentor-Protégé program, we now have one protégé helping support our product demand and other small manufacturers are now seeking teaming agreements in hope of replicating our quality program. Building this network is a priority in the third quarter to eliminate the overtime costs generated by lack of capacity.
While the market for sustainment products within the life cycle of fielded weapon systems, such as flight line support equipment and munitions containers has benefited Spectrum, we took action to diversify the business unit by entering the market to source and deliver high quality steel items to fill United States Navy requirements. We delivered over $587,000 of high quality stainless steel tubes ahead of schedule from a team supplier. We have proven ourselves as a credible source of supply for this type of product and new contracts have already been awarded to support repeat business.
Another area of diversification was captured by teaming with Crestview Aerospace Corporation to manufacture and deliver over 80 aircraft modification parts for their large multi-year contracts on a continuous basis. To increase productivity in this profitable area, we invested in two new computerized high speed mills to triple capacity. This will allow production to increase over 100 items in our product line on an incremental basis. As a result of this growth area, available skilled labor will be increased with a move to shift work to increase capacity and machine efficiency. We fully intend to develop this long term relationship with Crestview Aerospace to cover many other parts, products and services.
The facility housing our main manufacturing operation was purchased in the second quarter allowing a significant reduction in facility costs. As new manufacturing equipment is purchased, repair and maintenance costs are being reduced. In addition, our entire cost estimating process and inventory management practices are being revised to improve profitability for each contract.
Our production operations were affected by lost time for Hurricane Dennis, the second major hurricane to hit the Florida Gulf Coast in less than a year. Production suffered for preparation, evacuation, and recovery from this storm. In addition, some of our prime vendors were closed for up to two weeks, and their production schedules delayed proportionately. For some of our contracts, we recalled materials dispersed to vendors and brought them in-house to work. This created scheduling conflicts and required overtime to remedy the situation.
With our sub-producer network rapidly building, newly hired work force and new equipment acquisitions, we look forward to a more efficient and productive third and fourth quarter.
M&M Engineering Limited
The following section depicts M&M (including its wholly-owned subsidiary M&M Offshore Limited) operating results for the three month period ended June 30, 2005. There are no comparisons to the same period in 2004, as M&M was not acquired by the Company until February 2005.

Industrial and Offshore Segment

	For the three months ended June 30
	2005		2004
Revenue	$4,896,574	100.0%	N/A	N/A

Cost of revenue	4,023,423	82.2%	N/A	N/A

Gross profit	$873,151	17.8%	N/A	N/A
In the three-month period, ended June 30, 2005, M&M recognized revenues of $4,896,574 that arose from approximately $3,324,000 from operations of M&M Engineering limited and approximately $1,571,000 of revenues generated by its wholly-owned subsidiary M&M Offshore Limited. Gross profits for the three-month period ended June 30, 2005 were approximately 17.8% of recognized revenues. This profit margin is approximately equal to the historical profit margins of 15 to 20%. The Industrial and Offshore segment experiences its highest business volume typically in the April to November timeframe.
M&M is currently commencing work on two substantial contracts with estimated gross revenues of approximately $9.9 million as well as continuing to bid on other new projects during the year. The development of Atlantic Canada’s infrastructure should foster growth for M&M. Possible developments in Newfoundland and Labrador that are in the planning stages include the Hebron Ben-Nevis offshore oil discovery and the Lower Churchill hydroelectric development in Labrador. To date, M&M has not been awarded any contracts with respect to either of these projects; however, management feels the Company is well–positioned to take advantage of these opportunities in the future.
Coast Engine and Equipment Company, Inc.
The following section depicts CEECO operating results for the three month period ended 30, 2005. There are no comparisons to the same period in 2004, as CEECO was not acquired by the Company until March 2005.
Repair and Overhaul Segment

	For the three months ended June 30
	2005		2004
Revenue	$360,620	100.0%	N/A	N/A

Cost of revenue	226,008	62.7%	N/A	N/A

Gross profit	$134,612	37.3%	N/A	N/A
In the three month period ended June 30, 2005, CEECO recognized revenues of $360,620 in the Repair and Overhaul Segment. This segment continues to show substantial margins with a gross profit of $134,612or 37.3% of segment revenues. CEECO continues to provide major servicing to one of its prime customers, Rinker Cement. CEECO is positioning itself for follow on work with a major defense contractor.

Horne Engineering Services, LLC
The following section depicts Horne’s operating results for the period May 1, 2005 through June 30, 2005. There are no comparisons to the same period in 2004 as Horne was not acquired by the Company until May 2005
Engineering Consulting

	For the two months ended June 30
	2005		2004
Revenue	$2,613,446	100.0%	NA	NA

Cost of revenue	1,934,373	74.0%	NA	NA

Gross profit (loss)	$679,073	26.0%	NA	NA
Revenues for the Engineering Consulting segment were $2,613,446 for the two months ended June 30, 2005. This segment continues to show strong margins with a gross profit of $679,073 or 26% of segment revenues. The engineering consulting segment delivers technology and technical engineering solutions to improve performance in the areas of national security, energy and environment, and transportation.
Since its inception, Horne Engineering LLC has served the U.S. military. Today the firm is routinely called upon to assist in solving some of the most complex security issues facing the nation and our communities. The firms consulting services are employed in missile defense and in securing the nation’s borders in addition to securing community drinking water systems and in force protection for our troops. Between these two extremes, the firm has provided a range of technology evaluations, demonstration and piloting services for clients in the national security community. Close to half of Horne’s staff have active security clearances.
As part of a team led by Battelle Memorial Institute, Horne staff is providing environmental sampling services for the Pentagon Force Protection Agency in the Capital Region. The samples are analyzed for biological agents on a constant (24/7) basis. More that 50 Horne employees work on this project, which is currently scheduled to extend at least through the U.S. Government fiscal year 2006 and represents approximately $3 million in annual revenue. Horne is also part of a team contracted to provide physical security systems for U.S. Air Force bases worldwide. Under this Integrated Base Defense Security System (IBDSS) contract’s first task, Horne is the lead engineering firm on the team selected to design and install a comprehensive integrated security system for force protection at Andrews Air Force Base in Maryland. The company has been providing all civil and geotechnical design, utilities, and construction management. The Andrews task order is due to be completed in August 2005. The IBDSS contract is an indefinite delivery/indefinite quantity (ID/IQ) contract available to all U.S. Air Force organizations and other federal government agencies with needs within scope.
Horne has long supported the U.S. chemical demilitarization effort and continues to support the Assembled Chemical Weapons Alternatives (ACWA), Aberdeen Chemical Agent Disposal Facility (ABCDF), and the U.S. Army Engineering and Support Center, Huntsville (HNC) programs related to chemical demilitarization. The ACWA program, which Horne has been supporting since 1997, is implementing full-scale pilot testing of alternative technologies for demilitarizing the nation’s stockpile of assembled chemical weapons. Horne has been providing integration support to help focus the program, minimize inefficiencies, avoid the need for crisis management and accomplish program mandates. Horne is also one of five companies on the Bechtel Aberdeen team retained after the February 2002 Department of Defense decision to dramatically accelerate the destruction of the mustard agent stockpile at the Edgewood Area of Aberdeen Proving Ground, Maryland. Horne provides expertise to the Bechtel Aberdeen team in several important areas including health and safety, environmental compliance and public outreach management. Horne provides Huntsville (HNC) business process, project management and budget analysis support.

Horne Engineering’s services in Energy and Environment have long covered a wide spectrum of activities, ranging from testing and implementing new and innovative river restoration techniques, to testing for hazardous substances (such as asbestos, lead-based paint, PCBs, and anthrax) for various clients, to providing environmental compliance support to federal entities such as the U.S. Army.
For more than a decade, the firm has supported the U.S. Army Chesapeake Bay Program, providing program management and planning, technical expertise, and outreach support. Horne is in its tenth year of supporting the U.S. Army Environmental Center (USAEC) in coordinating and promoting the Army’s stewardship activities and ecosystem management efforts under the various Chesapeake Bay Program agreements and directives.
Since 2002, Horne has been a key member of the project team that is demonstrating “active capping” technologies on the Anacostia River in Washington, D.C. These innovative technologies are designed to physically isolate and treat the river’s contaminated sediments without removing them. Horne has provided planning, characterization and engineering support, and the firm is now coordinating with Battelle and the EPA SITE program to conduct an 18th-Month Post Cap Monitoring Event.
Horne has been working on two separate contracts that were awarded in late 2004 based on its extensive knowledge of applied ecosystem management and experience with ecosystem management policy development and implementation. Currently, Horne has been working on Integrated Natural Resources Management Plans (INRMPs) at three military facilities. Horne’s environmental scientists have been updating the INRMP at the U.S. Army Garrison, Ft. Detrick, Maryland; working on a Web-publishable INRMP for Fort A.P. Hill, Virginia; and implementing an INRMP at another Department of Defense facility. An INRMP is an installation commander’s plan for managing natural resources to support the military mission while protecting and enhancing those resources for multiple use, sustained yield, and biological integrity. The purpose of the INRMP is to ensure the natural resources conservation measures and Army activities on the installations’ land are integrated and consistent with Federal stewardship requirements.
Since 2003, Horne’s dedicated staff has provided technical, legislative, and regulatory support that can be useful to the Army at its Northern, Western, and Southern Regional Environmental Offices (REOs). A critical function Horne provides is the early identification of state and local legislative and regulatory activity that may adversely affect the Army and Department of Defense (DoD). For those pieces of legislation or regulations that are identified as having an adverse affect on Army/DoD operations, Horne supports the Regional Counsels and Regional Environmental Coordinators (RECs) in attending important meetings or hearings, collecting copies of the draft legislation or regulation, and conducting research as needed. Horne also assists in the coordination of comments if deemed necessary by the REO Chief or the REO Regional Counsel. Horne tracks and analyzes environmental inspection, enforcement, and compliance trends for each REO. Databases, reports, audits, and other information are used to identify and assess causal factors.
In addition, Horne is part of the PricewaterhouseCoopers (PwC) Team awarded a contract in 2005 by the Department of Veterans Affairs (VA) to prepare Capital Asset Realignment for Enhanced Services (CARES) Business Plan Studies. The CARES process is a comprehensive assessment of VA capital infrastructure and the projected demand for VA health care. Horne is responsible for tasks relating to Environmental Baseline Studies of VA facilities.
Horne has worked in the Transportation arena for eight years supporting the Federal Aviation Administration (FAA) and now the Transportation Security Administration (TSA).
Under a contract first awarded in July 2004, Horne has been assisting TSA in the development and implementation of a nationwide Occupational Safety and Health (OSH) Program. Support services include initial hazard assessments, inspections, industrial hygiene services, mishap and incident investigations, reporting and recordkeeping, training development, technical research, policy development, and evaluations. In June 2005, the Horne team delivered Occupational Safety and Health Review Reports and associated checklists for each of 92 airports that the company’s health and safety specialists visited since the start of the contract. In July 2005, TSA exercised the first option year of the contract and significantly expanded the work requirements—tripling the value of the first option year from $1.9 million to a total of $5.9 million. The total contract value has not changed. The original scope of work for the first option year called for Horne to conduct airport assistance reviews and follow-up support at 100 U.S. airports. That number has been increased to 444 airports; whereby, 45,000 TSA personnel work to protect the nation’s commercial air transportation system.
In March 2005, the FAA’s Environmental, Energy, and Employee Safety Division awarded Horne a $531,180 task order under an existing FAA RESULTS basic ordering agreement (BOA) to assist with implementing proactive programs including training, establishment of OSH programs, and assessments to identify and mitigate hazards. This award is an extension of the work Horne has done for the FAA’s Energy, Environment, Occupational Safety & Health (EEOSH) Division under prime and subcontracts for the past eight years. Horne is continuing to provide OSH, energy, and management support to the EEOSH Division under subcontract to Lockheed Martin. There is an effort under way to secure additional task order through the BOA.
Procurement Services

	For the two months ended June 30
	2005		2004
Revenues	$2,283,733	100.0%	NA	NA

Cost of revenue	2,187,541	95.8%	NA	NA

Gross profit	$96,192	4.2%	NA	NA
Revenues for the Procurement Services segment were $2,283,733 for the two months ended June 20, 2005. The procurement services segment delivers specialized support in the evaluation and procurement of material and equipment. Currently services are being provided to the U.S Agency for International Development through a subcontract from Bechtel National, Inc. Although this contract is scheduled to terminate on December 31, 2005, the phase out process is well under way and no new purchase orders are anticipated under this subcontract.
This year, as a subcontractor to Bechtel National, Inc. on a contract with the United States Agency for International Development, Horne has continued supporting the reconstruction of the power infrastructure in Iraq by purchasing large quantities of material and equipment required for these power projects. Horne solicits bids, selects the winning suppliers, awards purchase orders and coordinates the shipment of the goods to project sites in Iraq. So far this year, Horne Engineering has awarded over 150 purchase orders to fill requisitions from Bechtel projects in Iraq. Revenues from the Bechtel National, Inc. subcontract totaled $20.6 million for the six month period ended June 30, 2005.
One of Horne’s developing business lines is to provide federally-compliant procurement services to large multinational corporations and other clients in need of staff augmentation or a full-service, stand-alone capability to procure material and equipment for construction, logistics or peacekeeping projects. Horne has developed comprehensive expertise in international sourcing, purchasing, expediting and shipping. With a staff of procurement and logistics management experts, Horne has packaged its services to meet the needs of surging procurement requirements in the fast growing markets of major international construction and support of military operations.
There has been a significant interest in procurement services provided from many companies now operating in the Middle East, and Horne is teamed with other companies to provide procurement services on several major solicitations that will be announced over the coming months.
Operating Expenses

	June 30, 2005	June 30, 2004	Decrease
Selling, general and administrative expenses	$2,961,564	$27,053,789	89.1%

Selling, general and administrative expenses — During the three months ended June 30, 2005, selling, general and administrative expenses were $24,092,225 less than the expense incurred in the same period ended June 30, 2004.

This is primarily due to approximately $25 million less expense recorded for stock-based compensation in 2005. During the three month period ended June 30, 2005, there was $647,364 recorded for stock based employee compensation as compared to $25,965,620 recorded for stock-based consulting compensation in the three month period ended June 30, 2004. In the period ended June 2004, the grant of the options increased additional paid-in capital by $25,965,620. In the period ended June 30, 2005, the grant of the options, primarily to M&M Engineering officers and employees, increased additional paid-in capital by $647,364.
These reductions in expense are partially offset by selling, general and administrative expenses incurred by the three subsidiaries acquired in 2005, totaling approximately $1.2 million. The expenses for M&M Engineering, CEECO, and Horne Engineering are $0.6 million, $0.1 million and $0.5 million, respectively. This expense was not present in the three month period ended June 30, 2004.
Other Income and Expenses
Interest income and expense, net — Net interest income (expense) was $39,015 and ($38,207) for the three-month period ended June 30, 2005 and 2004. The favorable change of $77,222 is primarily due to the interest income recorded in 2005. For the three months ended June 2005, interest income of $130,401 was recorded. This is partially offset by interest expense recorded by the three subsidiaries acquired in 2005. This expense was not present in the three month period ended June 30, 2004.
Other income and expense, net — Net other income was $285,456 and $46,659 for the three-month period ended June 30, 2005 and 2004, respectively. The increase of $238,797 is primarily attributable to equity earnings of $245,395 from joint ventures for M&M Engineering, and Horne Engineering. This income was not present in the three month period ended June 30, 2004.
COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
Consolidated Overview:
For the six month period ended June 30, 2005, the revenues reported for the Company include a full six months of operations for Spectrum Inc., five months of operations for M&M (February 1, 2005 through June 30, 2005), four months of operations for CEECO (March 1, 2005 through June 30, 2005), and two months of operations for Horne (May 1, 2005 through June 30, 2005). For the six month period ended June 30, 2004, revenues depicted are only those of the Company’s subsidiary, Spectrum, Inc. The seven segments depicted include Management Services, Engineering and Information Technology Services, Manufacturing Services, Industrial and Offshore, Repair and Overhaul, Engineering Consulting, and Procurement Services.

	For the six months ended June 30
	2005		2004
Revenues	$14,339,038	100.0%	$7,015,325	100.0%

Cost of revenue	12,269,211	85.6%	6,329,305	90.2%

Gross profit	$2,069,827	14.4%	$686,020	9.8%
Total revenues for the six months ended June 30, 2005 increased by 104% compared to the same period in 2004, primarily as a result of the acquisition of three subsidiaries: M&M Engineering, CEECO, and Horne engineering. Gross profit as a percentage of revenue was 14.4% for the six months ended June 30, 2005 as compared to 9.8% for the prior year period. These increased margins are due primarily to the profitability of the three subsidiaries acquired during 2005. Other contributing factors to the increased profitability include manufacturing overhead cost reductions, longer-term manufacturing contracts and the continued high profitability of the engineering and information technology services segment. As of June 30, 2005, the Company had a total funded contract backlog in excess of $48 million.

Spectrum Sciences & Software, Inc.
The following section compares the Company’s operating results for the six months ended June 30, 2005 with the six months ended June 30, 2004.
Management Services

	For the six months ended June 30
	2005		2004
Revenue	$145,667	100.0%	$5,006,801	100.0%

Cost of revenue	235,819	161.9%	4,961,793	99.1%

Gross profit (loss)	$(90,152)	(61.9%)	$45,008	0.9%
Revenues for the Management Services segment were $145,667 for the six months ended June 30, 2005 as compared to revenues of $5,006,801 for the same period in 2004. The significant decrease in revenue is attributed to the loss of the renewal on the Gila Bend contract that ended September 30, 2004. During the previous years, the Gila Bend contract had accounted for over 55% of total Company revenues and will not be immediately replaced. The single active contract for the Management segment continues to receive outstanding ratings by the military in the area of performance and quality. Unfortunately, profits in the Management segment are being affected by legal fees associated with litigation initiated by a former employee (See note 13., COMMITMENTS AND CONTINGENCIES), and the high cost of liability insurance for operations on active military airfields. Manpower reductions within the current Management services contract coupled with insurance cost reductions should return this contract to profitability by the end of the third quarter. This business segments future is being reshaped relative to its future contract pursuits in that certain contracts may now require Spectrum Sciences & Software Inc., to be regarded as a large business under the Small Business Administration’s business classification guidelines. In some cases, these guidelines limit Spectrum Sciences & Software, Inc. ability to compete as a small business but do allow us to continue competing for small business set-asided federal contracts as a subcontractor and non-set aside contracts as a prime. Consequently, we remain a partner with Northwest Florida Facilities Maintenance (NFFM) in the area of aircraft wash services and have taken action to team with an Alaska Native Corporation to pursue a multi-million dollar, multi-year range management contract to be awarded in June 2006. We have also teamed with Wireless Facilities, Incorporated (WFI) Government Services under the Navy’s SeaPort-e omnibus contract and started the synergy of business development with our sister company CEECO, who specializes in various aspects of maritime repair, maintenance and overhaul.
Engineering and Information Technology Services

	For the six months ended June 30
	2005		2004
Revenues	$640,842	100.0%	$767,903	100.0%

Cost of revenue	340,019	53.1%	338,175	44.0%

Gross profit	$300,823	46.9%	$429,728	56.0%
Revenues in the Engineering and Information Technology Services segment decreased 17% for the six month period ended June 30, 2005 as compared to the same period in 2004. This decrease in revenues was due to the necessary diverting of staff resources to non-revenue generating activities such as preparing for the Safe Range Users Conference, preparing Safe Borders for the pending Americas Shield Initiative (ASI) procurement and preparing legal proceedings in the case of Spectrum vs. Garrison, CSR, et al. In addition, although the Department of the Navy contracting issues have been resolved, project opportunities were not in place to affect second quarter revenue. With the restoration of Department of the Navy funding (the first US Navy funding in GFY05) in addition to anticipated significant Weapon Safety Footprint Area (WSFA) development requirements at the close of the GFY05, we now anticipate our revenue position to accelerate in the third quarter as staff resources are redeployed to revenue generating activities.
Gross profit for the six months ended June 30, 2005 as a percent of sales was 46.9%, a decrease of 9.1% compared to the same period in 2004. Even with ever increasing Division efficiencies, additional second quarter costs associated with conducting the Second Annual Safe Range Users Conference in May (a one time expense) and litigation costs overshadowed previous quarter over quarter profitability increases. We expect the high margin Safe Range efforts planned for the third quarter of 2005 to return our profitability to previous quarter levels.
Technically, Spectrum continued to enhance the functionality of the existing Safe Range software product. In addition, Spectrum has accelerated the development of another major module for the Safe Borders planning and analysis software application. This module will provide planners with a resource allocation tool for both fixed and mobile surface-based sensors. Based on potential Americas Shield Initiative (ASI) system integrator meetings, we now know that this capability will be an important part of the ASI systems architecture development efforts. The ASI is a Border Patrol initiative which will maintain, retrofit and/or upgrade the existing Border Patrol Integrated Surveillance Intelligence System (ISIS) used on the US northern border with Canada and then completely reengineer this system for use on all US borders.
We have now met with or have scheduled to meet with every known major systems integrator preparing for the pending ASI procurement. All system integrators to-date have expressed interest in the Safe Borders application and/or Spectrum capabilities and experience in regards to ASI teaming opportunities. We are in varying stages of business and/or technical discussions with all the major systems integrators preparing for the ASI procurement. All indications concerning the ASI procurement point to an RFP (Request for Proposal) release sometime around the mid-September 2005 timeframe, a slip from the early indications of a July/August RFP date.
Promising third quarter 2005 activities include securing significant teaming agreement(s) with major systems integrator(s) pursuing the ASI as a Prime contractor. We would anticipate that any teaming agreement would include ASI systems architecture support which would also encompass Safe Borders software licensing, recurring software support and maintenance and Border Patrol tailoring revenue, as well as on-going software module development/integration and border security expertise revenues. We would like to position ourselves in nonexclusive subcontract teaming agreement(s) for the ASI procurement and this nonexclusive position seems to be possible.
In addition, we have continued to build on our border control/law enforcement knowledge base with on-going working group meetings with border control/law enforcement agencies throughout the southwest states. Our Arizona-based consultant continues the on-going due diligence activities associated with these agencies. These meetings and the information gleaned will provide Spectrum with an enviable library of border agency/law enforcement expertise required in any successful ASI program team.
Manufacturing Segment

	For the six months ended June 30
	2005		2004
Revenue	$2,506,298	100.0%	$1,240,621	100.0%

Cost of revenue	2,511,649	100.2%	1,029,337	83.0%

Gross profit (loss)	$(5,351)	-0.2%	$211,284	17.0%
The Manufacturing Division produced and shipped more than 40 contracts valued at over $1.46 million during the second quarter. These contracts consisted of several diversified products. Our contract deliveries included 33 high priority B-2 aircraft maintenance stands and 14 missile containers for the AIM-120 Air-to-Air Medium Range Missile (AMRAAM) program. As a result of the numerous first article deliveries Spectrum accomplished in 2004 and early 2005, the United States Air Force is now turning to our manufacturing division as one of the primary sources for numerous types of aircraft stands used world-wide. In addition, we have a multi-year contract for delivery of containers for the AMRAAM program in place with orders for 41 more containers received. The contract to manufacture aircraft maintenance stands is also a multi-year contract. Increased production volume within these new contracts will allow efficiencies to be introduced over the next two quarters including reduced cost on materials due to the size of purchases and identification of long-term suppliers willing to provide discounts. Based on the number of manufacturing contracts being awarded to Spectrum, we realize that a significant sub-producer network must be established due to current capacity limitations. As an official Mentor under the Department of Defense Mentor-Protégé program, we now have one protégé helping support our product demand and other small manufacturers are now seeking teaming agreements in hope of replicating our quality program. Building this network is a priority in the third quarter to eliminate the overtime costs generated by lack of capacity.
While the market for sustainment products within the life cycle of fielded weapon systems, such as flight line support equipment and munitions containers has benefited Spectrum, we took action to diversify the business unit by entering the market to source and deliver high quality steel items to fill United States Navy requirements. We delivered over $587,000 of high quality stainless steel tubes ahead of schedule from a team supplier. We have proven ourselves as a credible source of supply for this type of product and new contracts have already been awarded to support repeat business.
Another area of diversification was captured by teaming with Crestview Aerospace Corporation to manufacture and deliver over 80 aircraft modification parts for their large multi-year contracts on a continuous basis. To increase productivity in this profitable area, we invested in two new computerized high speed mills to triple capacity. This will allow production to increase over 100 items in our product line on an incremental basis. As a result of this growth area, available skilled labor will be increased with a move to shift work to increase capacity and machine efficiency. We fully intend to develop this long term relationship with Crestview Aerospace to cover many other parts, products and services.
The facility housing our main manufacturing operation was purchased in the second quarter allowing a significant reduction in facility costs. As new manufacturing equipment is purchased, repair and maintenance costs are being reduced. In addition, our entire cost estimating process and inventory management practices are being revised to improve profitability for each contract.
Our production operations were affected by lost time for Hurricane Dennis, the second major hurricane to hit the Florida Gulf Coast in less than a year. Production suffered for preparation, evacuation, and recovery from this storm. In addition, some of our prime vendors were closed for up to two weeks, and their production schedules delayed proportionately. For some of our contracts, we recalled materials dispersed to vendors and brought them in-house to work. This created scheduling conflicts and required overtime to remedy the situation.
With our sub-producer network rapidly building, newly hired work force and new equipment acquisitions, we look forward to a more efficient and productive third and fourth quarter.
M&M Engineering Limited
The following section depicts M&M (including its wholly-owned subsidiary M&M Offshore Limited) operating results for the period February 1, 2005 through June 30, 2005. There are no comparisons to the same period in 2004, as M&M was not acquired by the Company until February 2005.

Industrial and Offshore Segment

	For the five months ended June 30
	2005		2004
Revenue	$5,677,826	100.0%	N/A	N/A

Cost of revenue	4,768,105	84.0%	N/A	N/A

Gross profit	$909,721	16.0%	N/A	N/A
In the five-month period, of February 1, 2005 to June 30, 2005, M&M recognized revenues of $5,677,826 that arose from approximately $3,659,000 from operations of M&M Engineering limited and approximately $2,017,000 of revenues generated by its wholly-owned subsidiary M&M Offshore Limited. Gross profits for the five-month period of February 1, 2005 to June 30, 2005 were approximately 16.0% of recognized revenues. This profit margin is approximately equal to the historical profit margins of 15 to 20%. The Industrial and Offshore segment experiences its highest business volume typically in the April to November timeframe.
M&M is currently commencing work on two substantial contracts with estimated gross revenues of approximately $9.9 million as well as continuing to bid on other new projects during the year. The development of Atlantic Canada’s infrastructure should foster growth for M&M. Possible developments in Newfoundland and Labrador that are in the planning stages include the Hebron Ben-Nevis offshore oil discovery and the Lower Churchill hydroelectric development in Labrador. To date, M&M has not been awarded any contracts with respect to either of these projects; however, management feels the Company is well–positioned to take advantage of these opportunities in the future.
Coast Engine and Equipment Company, Inc.
The following section depicts CEECO operating results for the period March 1, 2005 through June 30, 2005. There are no comparisons to the same period in 2004.
Repair and Overhaul Segment

	For the four months ended June 30
	2005		2004
Revenue	$471,226	100.0%	N/A	N/A

Cost of revenue	291,705	61.9%	N/A	N/A

Gross profit	$179,521	38.1%	N/A	N/A
In the four month period of March 1, 2005 to June 30, 2005, CEECO recognized revenues of $471,226 in the Repair and Overhaul Segment. This segment continues to show substantial margins with a gross profit of $179,521or 38% of segment revenues. CEECO continues to provide major servicing to one of its prime customers, Rinker Cement. CEECO is positioning itself for follow on work with a major defense contractor.
Horne Engineering Services, LLC
The following section depicts Horne’s operating results for the period May 1, 2005 through June 30, 2005. There are no comparisons to the same period in 2004; as Horne was not acquired by the Company until May 2005

Engineering Consulting

	For the two months ended June 30
	2005		2004
Revenue	$2,613,446	100.0%	NA	NA

Cost of revenue	1,934,373	74.0%	NA	NA

Gross profit (loss)	$679,073	26.0%	NA	NA
Revenues for the Engineering Consulting segment were $2,613,446 for the two months ended June 30, 2005. This segment continues to show strong margins with a gross profit of $679,073% or 26% of segment revenues. The engineering consulting segment delivers technology and technical engineering solutions to improve performance in the areas of national security, energy and environment, and transportation.
Since its inception, Horne Engineering LLC has served the U.S. military. Today the firm is routinely called upon to assist in solving some of the most complex security issues facing the nation and our communities. The firms consulting services are employed in missile defense and in securing the nation’s borders in addition to securing community drinking water systems and in force protection for our troops. Between these two extremes, the firm has provided a range of technology evaluations, demonstration and piloting services for clients in the national security community. Close to half of Horne’s staff have active security clearances.
As part of a team led by Battelle Memorial Institute, Horne staff is providing environmental sampling services for the Pentagon Force Protection Agency in the Capital Region. The samples are analyzed for biological agents on a constant (24/7) basis. More that 50 Horne employees work on this project, which is currently scheduled to extend at least through the U.S. Government fiscal year 2006 and represents approximately $3 million in annual revenue. Horne is also part of a team contracted to provide physical security systems for U.S. Air Force bases worldwide. Under this Integrated Base Defense Security System (IBDSS) contract’s first task, Horne is the lead engineering firm on the team selected to design and install a comprehensive integrated security system for force protection at Andrews Air Force Base in Maryland. The company has been providing all civil and geotechnical design, utilities, and construction management. The Andrews task order is due to be completed in August 2005. The IBDSS contract is an indefinite delivery/indefinite quantity (ID/IQ) contract available to all U.S. Air Force organizations and other federal government agencies with needs within scope.
Horne has long supported the U.S. chemical demilitarization effort and continues to support the Assembled Chemical Weapons Alternatives (ACWA), Aberdeen Chemical Agent Disposal Facility (ABCDF), and the U.S. Army Engineering and Support Center, Huntsville (HNC) programs related to chemical demilitarization. The ACWA program, which Horne has been supporting since 1997, is implementing full-scale pilot testing of alternative technologies for demilitarizing the nation’s stockpile of assembled chemical weapons. Horne has been providing integration support to help focus the program, minimize inefficiencies, avoid the need for crisis management and accomplish program mandates. Horne is also one of five companies on the Bechtel Aberdeen team retained after the February 2002 Department of Defense decision to dramatically accelerate the destruction of the mustard agent stockpile at the Edgewood Area of Aberdeen Proving Ground, Maryland. Horne provides expertise to the Bechtel Aberdeen team in several important areas including health and safety, environmental compliance and public outreach management. Horne provides Huntsville (HNC) business process, project management and budget analysis support.
Horne Engineering’s services in Energy and Environment have long covered a wide spectrum of activities, ranging from testing and implementing new and innovative river restoration techniques, to testing for hazardous substances (such as asbestos, lead-based paint, PCBs, and anthrax) for various clients, to providing environmental compliance support to federal entities such as the U.S. Army.
For more than a decade, the firm has supported the U.S. Army Chesapeake Bay Program, providing program management and planning, technical expertise, and outreach support. Horne is in its tenth year of supporting the

U.S. Army Environmental Center (USAEC) in coordinating and promoting the Army’s stewardship activities and ecosystem management efforts under the various Chesapeake Bay Program agreements and directives.
Since 2002, Horne has been a key member of the project team that is demonstrating “active capping” technologies on the Anacostia River in Washington, D.C. These innovative technologies are designed to physically isolate and treat the river’s contaminated sediments without removing them. Horne has provided planning, characterization and engineering support, and the firm is now coordinating with Battelle and the EPA SITE program to conduct an 18th-Month Post Cap Monitoring Event.
Horne has been working on two separate contracts that were awarded in late 2004 based on its extensive knowledge of applied ecosystem management and experience with ecosystem management policy development and implementation. Currently, Horne has been working on Integrated Natural Resources Management Plans (INRMPs) at three military facilities. Horne’s environmental scientists have been updating the INRMP at the U.S. Army Garrison, Ft. Detrick, Maryland; working on a Web-publishable INRMP for Fort A.P. Hill, Virginia; and implementing an INRMP at another Department of Defense facility. An INRMP is an installation commander’s plan for managing natural resources to support the military mission while protecting and enhancing those resources for multiple use, sustained yield, and biological integrity. The purpose of the INRMP is to ensure the natural resources conservation measures and Army activities on the installations’ land are integrated and consistent with Federal stewardship requirements.
Since 2003, Horne’s dedicated staff has provided technical, legislative, and regulatory support that can be useful to the Army at its Northern, Western, and Southern Regional Environmental Offices (REOs). A critical function Horne provides is the early identification of state and local legislative and regulatory activity that may adversely affect the Army and Department of Defense (DoD). For those pieces of legislation or regulations that are identified as having an adverse affect on Army/DoD operations, Horne supports the Regional Counsels and Regional Environmental Coordinators (RECs) in attending important meetings or hearings, collecting copies of the draft legislation or regulation, and conducting research as needed. Horne also assists in the coordination of comments if deemed necessary by the REO Chief or the REO Regional Counsel. Horne tracks and analyzes environmental inspection, enforcement, and compliance trends for each REO. Databases, reports, audits, and other information are used to identify and assess causal factors.
In addition, Horne is part of the PricewaterhouseCoopers (PwC) Team awarded a contract in 2005 by the Department of Veterans Affairs (VA) to prepare Capital Asset Realignment for Enhanced Services (CARES) Business Plan Studies. The CARES process is a comprehensive assessment of VA capital infrastructure and the projected demand for VA health care. Horne is responsible for tasks relating to Environmental Baseline Studies of VA facilities.
Horne has worked in the Transportation arena for eight years supporting the Federal Aviation Administration (FAA) and now the Transportation Security Administration (TSA).
Under a contract first awarded in July 2004, Horne has been assisting TSA in the development and implementation of a nationwide Occupational Safety and Health (OSH) Program. Support services include initial hazard assessments, inspections, industrial hygiene services, mishap and incident investigations, reporting and recordkeeping, training development, technical research, policy development, and evaluations. In June 2005, the Horne team delivered Occupational Safety and Health Review Reports and associated checklists for each of 92 airports that the company’s health and safety specialists visited since the start of the contract. In July 2005, TSA exercised the first option year of the contract and significantly expanded the work requirements—tripling the value of the option year from $1.9 million to a total of $5.9 million. The original scope of work for the first option year called for Horne to conduct airport assistance reviews and follow-up support at 100 U.S. airports. That number has been increased to 444 airports; whereby, 45,000 TSA personnel work to protect the nation’s commercial air transportation system.
In March 2005, the FAA’s Environmental, Energy, and Employee Safety Division awarded Horne a $531,180 task order under an existing FAA RESULTS basic ordering agreement (BOA) to assist with implementing proactive programs including training, establishment of OSH programs, and assessments to identify and mitigate hazards.

This award is an extension of the work Horne has done for the FAA’s Energy, Environment, Occupational Safety & Health (EEOSH) Division under prime and subcontracts for the past eight years. Horne is continuing to provide OSH, energy, and management support to the EEOSH Division under subcontract to Lockheed Martin. There is an effort under way to secure additional task order through the BOA.
Procurement Services

	For the two months ended June 30
	2005		2004
Revenues	$2,283,733	100.0%	NA	NA

Cost of revenue	2,187,541	95.8%	NA	NA

Gross profit	$96,192	4.2%	NA	NA
Revenues for the Procurement Services segment were $2,283,733 for the two months ended June 30, 2005. The procurement services segment delivers specialized support in the evaluation and procurement of material and equipment. Currently services are being provided to the U.S Agency for International Development through a subcontract from Bechtel National, Inc. Although this subcontract is scheduled to terminate on December 31, 2005, the phase out process is well under way and no new purchase orders are anticipated under this subcontract.
This year, as a subcontractor to Bechtel National, Inc. on a contract with the United States Agency for International Development, Horne has continued supporting the reconstruction of the power infrastructure in Iraq by purchasing large quantities of material and equipment required for these power projects. Horne solicits bids, selects the winning suppliers, awards purchase orders and coordinates the shipment of the goods to project sites in Iraq. So far this year, Horne Engineering has awarded over 150 purchase orders to fill requisitions from Bechtel for projects in Iraq. Revenues from the Bechtel National, Inc. subcontract totaled $20.6 million for the six month period ended June 30, 2005.
One of Horne’s developing business lines is to provide federally-compliant procurement services to large multinational corporations and other clients in need of staff augmentation or a full-service, stand-alone capability to procure material and equipment for construction, logistics or peacekeeping projects. Horne has developed comprehensive expertise in international sourcing, purchasing, expediting and shipping. With a staff of procurement and logistics management experts, Horne has packaged its services to meet the needs of surging procurement requirements in the fast growing markets of major international construction and support of military operations.
There has been a significant interest in procurement services provided from many companies now operating in the Middle East, and Horne is teamed with other companies to provide procurement services on several major solicitations that will be announced over the coming months.
Operating Expenses

	June 30, 2005	June 30, 2004	Decrease
Selling, general and administrative expenses	$5,254,759	$41,005,374	87.2%

Selling, general and administrative expenses — During the six months ended June 30, 2005, selling, general and administrative expenses were $35,750,615 less than the expense incurred in the same period ended June 30, 2004. This is primarily due to approximately $36 million less expense recorded for stock-based compensation in 2005. During the six month period ended June 30, 2005, there was $1,399,026 recorded for stock based employee compensation as compared to $37,383,658 recorded for stock-based consulting compensation in the six month period ended June 30, 2004. In the period ended June 2004, the grant of the options increased additional paid-in capital by $37,161,563. In the period ended June 30, 2005, the grant of the options, primarily to M&M Engineering officers and employees, increased additional paid-in capital by $1,399,026.

These reductions in expense are partially offset by selling, general and administrative expenses incurred by the three subsidiaries acquired in 2005, totaling approximately $1.6 million. The expenses for M&M Engineering, CEECO, and Horne Engineering are $1.0 million, $0.1 million and $0.5 million, respectively. This expense was not present in the six month period ended June 30, 2004.
Other Income and Expenses
Interest income and expense, net — Net interest income (expense) was $65,852 and ($101,693) for the six-month period ended June 30, 2005 and 2004. The favorable change of $167,545 is primarily due to the interest income recorded in 2005. For the six months ended June 2005, interest income of $168,604 was recorded, compared to $26,210 recorded for the comparable period in 2004.
Other income and expense, net — Net other income was $432,724 and $97,194 for the six-month period ended June 30, 2005 and 2004, respectively. The increase of $335,530 is primarily attributable to equity earnings of $332,119 from joint ventures for M&M Engineering, and Horne Engineering. This income was not present in the six month period ended June 20,2004.
Capital and Liquidity
Total liquidity decreased by $16,955,665 as of June 30, 2005, as compared to December 31, 2004. The majority of the funds expended were utilized for the acquisitions of M&M Engineering, CEECO, and Horne Engineering. At June 30, 2005, cash and cash equivalents totaled $5,596,125 as compared with $5,666,910 at December 31, 2004. As of June 30, 2005, the Company had $1,910,261 in money market accounts. At December 31, 2004, the Company had $18,795,143 in money market accounts and short-term government-backed securities as a result of investing funds received from the exercise of stock options.
Available cash, cash equivalents and short term investments combined with cash provided by operations anticipated through December 31, 2005 will provide sufficient operating capital to fund operations. In addition, available lines of credit currently in place will provide for additional working capital as necessary.
At June 30, 2005, working capital was $14,429,537 as compared to working capital of $26,298,128 at December 31, 2004.
At June 30, 2005, the current ratio was 2.4, as compared to a ratio of 11.15 at December 31, 2004.
CIBC Facility:
M&M maintains its own revolving line of credit facility with a commercial bank. The credit facility, provided by Canadian Imperial Bank of Commerce (“CIBC”) was initially entered into in December 1994 and has been amended and renewed from time to time (the “CIBC Facility”). The CIBC Facility currently allows the Company to borrow up to the lesser of i) $1.40 million, or ii) 75% of receivables from governments or large institutions and 60% of other receivables to finance working capital requirements on a revolving basis. The CIBC Facility is payable upon demand and bears interest at prime plus 2.25%. As of June 30 2005, there was $367,764 outstanding under the CIBC Facility.
As security for the CIBC Facility, M&M has provided a first priority lien on receivables, inventory and specific equipment; ii) a second priority lien on land, buildings and immovable equipment; and iii) an assignment of insurance proceeds. M&M and MMO have provided cross-guarantees to CIBC in an unlimited amount to secure each other’s share of the CIBC Facility. The credit facility also requires the Company to comply with specified financial covenants, including current ratio, debt/equity ratio and limits on capital expenditures, dividends and further encumbrances on collateral. As of June 30, 2005, M&M was in compliance with all of these covenants.

RoyNat Mortgage:
As of June 30, 2005, M&M is indebted to RoyNat Inc. (“RoyNat”) in the amount of $219,345. The mortgage matures in 2008 and bears interest at RoyNat’s cost of funds plus 3.25%. As security for its obligations to RoyNat, M&M has granted a first priority lien on the land and building and a secondary lien on all other assets of the Company, subject to the first priority lien in favor of CIBC. MMO has also guaranteed this mortgage.
Magna Credit Facility:
During 2003, Magna negotiated a credit facility in the amount of $797,871, which is repayable on demand and bears interest at the bank’s prime lending rate plus 1.50% per annum. As security, M&M has provided a $199,468 guarantee plus an agreement to postpone debt of a further $279,255. The outstanding balance of this demand loan as of June 30, 2005 was $0 in total.
Bank of America Facility:
During 2004 Horne negotiated two revolving lines of credit with the Bank of America. In 2004 these credit lines were extended, and now expire on December 31, 2005. The operating line of credit for $4,000,000 accrues interest at the London Inter-Bank Offered Rate (LIBOR) plus 2.75%. The contract line of credit for $10,000,000 accrues interest at LIBOR plus 3.25%. At June 30, 2005 the outstanding balance on the operating line was $650,000. There was no outstanding balance on the contract line at June 30, 2005.
Tatonka Capital Note:
As of June 30, 2005 Horne is indebted to Tatonka Capital Corporation (Tatonka) in the amount of $135,884 which is secured by an assignment of certain contract rights. Interest accrues at 8.5%. Monthly payments are $34,646, with the final payment due November 1, 2005.

ITEM 3. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures in place as of June 30, 2005. Based on this evaluation, our CEO and CFO concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in our reports filed with the Securities and Exchange Commission is accurate and complete, has been communicated to our management on a timely basis, and has been recorded, processed, summarized and reported in a timely manner.
Changes in internal controls. There have not been any changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the disclosure under Legal Matters in Footnote No. 13 “Commitments and Contingencies” of the financial information included in Part I, which disclosure is incorporated herein by reference.
ITEM 6. EXHIBITS

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of August 2005.
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP

Date: August 19, 2005

By :	/s/ Darryl K. Horne

Darryl K. Horne
President and Chief Executive Officer
The undersigned, the Chief Financial Officer of the Registrant, certifies that this report complies with all of the requirements of section 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 19, 2005

By :	/s/ Michael M. Megless

Michael M. Megless
Chief Financial Officer

EXHIBIT INDEX

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