Form 10-Q
period 2005-09-30
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
filed 2005-11-14
CIK 1229195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50373
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	90-0182158

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3130 Fairview Park Drive, Suite 400, Falls Church, Virginia	22042

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 703-564-2967
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 14, 2005 there were 44,072,200 shares of the issuer’s common stock outstanding.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-Q
 i

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-Q
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The matters discussed in our Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could” “expect” “estimate” “may” “potential” will” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors”, as well as any cautionary language in the Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, activity levels, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,641,903	$5,666,910
Short-term investments	—	18,795,143

Receivables	16,997,310	2,759,756
Due from Shareholder	—	705,126
Inventories	679,036	79,010
Prepaid expenses & other current assets	551,213	882,478

Total current assets	25,869,462	28,888,423

Property and equipment, net	7,775,703	2,280,746
Good will	14,879,831	—
Investments in joint ventures	1,483,545	—
Other assets	676,501	43,810

TOTAL ASSETS	$50,685,042	$31,212,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,360,534	$1,025,030
Line of credit	1,082,449	0
Accrued expenses	2,082,435	482,923
Current portion due to related party	63,630	705,126
Deferred revenues	186,423	228,968
Provision for contract losses	404,554	148,248
Deferred tax liability	377,315	—
Current portion of long-term debt	386,863	—

Total current liabilities	11,944,203	2,590,295

Long-term liabilities:
Long-term debt, less current portion	2,461,826	—
Due to related party, less current portion	17,335	—
Non-current deferred tax liability	74,943	—

TOTAL LIABILITIES	$14,498,307	$2,590,295

Commitments and contingencies (Note 10)
Minority interest	98,021	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 44,072,200 and 38,969,300 issued and outstanding at September 30, 2005 and December 31, 2004	4,407	3,897
Additional paid-in capital	79,865,695	69,895,120
Accumulated deficit	(44,136,378)	(41,277,155)
Accumulated other comprehensive income	354,990	822

Total stockholders’ equity	36,088,714	28,622,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,685,042	$31,212,979

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	3 months ended		9 months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$16,819,802	$3,008,950	$31,158,841	$10,024,275

Cost of revenues	14,735,363	2,843,446	27,004,576	9,172,751

Gross profit	2,084,439	165,504	4,154,265	851,524

Operating expenses	2,399,651	970,200	7,683,575	41,975,574

Loss from operations	(315,212)	(804,696)	(3,529,310)	(41,124,050)

Total non-operating income (expense), net	(185,908)	114,863	(713,652)	110,363

Loss before provision for income taxes	(129,304)	(689,833)	(2,815,658)	(41,013,687)

Income tax benefit	8,655	0	59,138	61,330

Loss before minority interest	(120,649)	(689,833)	(2,756,520)	(40,952,357)

Minority interest	(63,860)	0	102,703	0

Net Loss	$(56,789)	$(689,833)	$(2,859,223)	$(40,952,357)

Weighted average common shares outstanding:
Basic and diluted	44,072,200	40,069,300	41,634,154	31,739,682

Loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.07)	$(1.29)

Net Loss	(56,789)	(689,833)	(2,859,223)	(40,952,357)
Foreign currency translation adjustments	309,405	0	354,990	0
Unrealized gain on available for sale securities	0	29,435	0	43,216

Total comprehensive income(loss)	$252,616	$(660,398)	$(2,504,233)	$(40,909,141)

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statement of Stockholders’ Equity (Unaudited)

					Accumulated
					Other
	Common Stock			Accumulated	Comprehensive
	Shares	Amount	APIC	Deficit	Income(Loss)	Total

Balance at January 1, 2005	38,969,300	$3,897	$69,895,120	$(41,277,155)	$822	$28,622,684

Stock options issued for consulting services	—	—	1,399,026	—	—	1,399,026

Exercise of stock options	2,900	—	4,059	—	—	4,059

Issuance of common stock for acquisition of Horne Engineering	5,100,000	510	8,567,490	—	—	8,568,000

Unrealized loss on investments	—	—	—	—	(822)	(822)

Foreign currency translation adjustments	—	—	—	—	354,990	354,990

Net loss	—	—	—	(2,859,223)	—	(2,859,223)

Balance at September 30, 2005	44,072,200	$4,407	$79,865,695	$(44,136,378)	$354,990	$36,088,714

Disclosure of reclassification amount:					2005

Reclassification adjustment for losses included in net loss					$822
See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(2,859,223)	$(40,952,357)
Adjust ments to reconcile net loss to net Cash used in operating activities Issuance of stock options to related party for consulting services	0	37,258,300
Investor relations expenses paid by a related party	0	2,057,500
Amortization of investment bond premium	0	33,984
Depreciation	495,301	113,863
Issuance of stock options to employees	1,399,026	125,358
Deferred income taxes	0	(28,594)
Minority interest	98,021	0
Foreign exchange translation gain	(352,926)	0
Loss on disposal of equipment	16,245	0
Realized loss on the sale of bonds	(822)	5,610
Changes in assets and liabilities
Receivables	(6,322,261)	(1,018,705)
Accounts payable	4,550,828	(461,932)
Provision for contract losses	256,306	0
Other balance sheet changes	543,126	(1,100,360)

Net cash used in operating activities	(2,176,379)	(3,967,333)

Cash flows from investing activities
Maturities (purchases) of available for sale investments,net	18,795,143	(21,915,507)
Acquisitions, net of cash received	(12,411,884)	0
Purchase of property and equipment	(2,968,537)	(204,574)
Proceeds from the sale of equipment	74,161	0
Investments in joint ventures	(341,544)	0

Net cash used in(provided by) investing activities	3,147,339	(22,120,081)

Cash flows from financing activities
Issuance (repayment) of debt, net	1,927,826	(1,073,379)
Net (repayments) borrowings on lines of credit	(981,220)	0
Advances from related party	53,368	622,551
Proceeds from the exercise of stock options	4,059	31,113,685

Net cash provided by financing activities	1,004,033	30,662,857

Net (decrease) increase in cash and cash equivalents	1,974,993	4,575,443
Cash and cash equivalents at beginning of period	5,666,910	696,959

Cash and cash equivalents at end of period	$7,641,903	$5,272,402

See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented.
The results of operations for the interim periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, in addition to the interim financial statements, exhibits and related notes included in the Company’s Form 8-K/As filed on July 26, 2005, May 13, 2005 and April 19, 2005.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Spectrum Sciences & Software Holdings Corp. (the “Company”), headquartered in Falls Church, Virginia, has five reportable segments: Security Solutions, Industrial and Offshore, Repair and Overhaul, Engineering Consulting and Procurement Services. Security Solutions includes the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and software to assist in hazard management and weapons impact analysis. The security solutions segment comprises the previously reported segments of management services, manufacturing, and engineering and information technology. Industrial and Offshore operations include the Company’s engineering, mechanical contracting and steel fabrication operations in the Province of Newfoundland, Canada. The Company’s Repair and Overhaul segment is engaged in providing specialized fabrication and maintenance for ships, lifeboats and maritime navigation systems. The Company’s Engineering Consulting segment provides services to the federal government in the areas of energy and the environment, homeland defense and transportation. The Procurement Services segment provides acquisition support services to both government and commercial clients.
The Company acquired M&M Engineering Limited (M&M), Coast Engine and Equipment Co., Inc. (CEECO), and Horne Engineering Services, Inc. (Horne) during the 2005 fiscal year. Details of these acquisitions are included in Note 3.
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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
The Company currently has a net operating loss carry forward of approximately $9,300,000, which would equate to a deferred tax asset of approximately $3,000,000 at September 30, 2005. The Company has not recorded this federal tax benefit in the accompanying financial statements, as management has deemed that full realization of this asset is unlikely.
Earnings (Loss) Per Share
The Company reports its earnings (loss) per share in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.
Basic earnings (loss) per share (“EPS”) are calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director and consultant stock options to purchase common stock. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.
Financial Instruments
The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and two years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in Other Comprehensive Income. Investments consist of debt instruments. Debt securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in Other Comprehensive Income.
Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established.
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of M&M is the Canadian dollar. In the accompanying consolidated financial statements, the monetary assets and liabilities of M&M were translated to U.S. dollars using the September 30, 2005 exchange rate of .8542 Canadian dollar to 1.00 U.S. dollar. All monetary consolidated statements of operations items of M&M were translated at the average exchange rate for the nine months ended September 30, 2005 of .8173 Canadian dollar to 1.00 U.S. dollar, respectively.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
Recent Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods, if any. We adopted SFAS 123R in the first quarter of 2004.
The expected adoption of the following recent accounting pronouncements in the first quarter of 2006 is not expected to have a material impact on our results of operations and financial condition:
•	SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4”

•	SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29” and

•	EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements”
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
3. ACQUISITIONS
M&M Engineering Limited
On February 1, 2005, the Company acquired M&M for $6,768,202 in cash; a combination of the purchase of 100% of the common stock of M&M and an issuance of 1,000 preferred shares to the Company. The purchase price for the common stock of M&M was $5,958,802 in cash. Pursuant to the Purchase Agreement, M&M redeemed 1,000 of its preferred shares held by EnerNorth Industries Inc. for $809,400 immediately prior to closing of the acquisition and issued the same number of preferred shares to the Company for $809,400. The total cost of the acquisition includes approximately $297,000 of acquisition related expenses – for a total cost of $7,065,202. The primary purpose of this acquisition was to diversify the Company’s corporate customer base beyond U.S. federal government contracting and to capitalize on the growth potential in the natural resource sector to include: the offshore oil and gas industries, the hydroelectric sector, mining and the pulp and paper industries in Newfoundland and Labrador.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
Coast Engine and Equipment
On February 25, 2005, the Company acquired CEECO with an initial cash payment of $300,000 plus an earn-out over the next three years. Under the terms of the Purchase Agreement, the Company will pay to the former Shareholders of CEECO a total purchase price of up to $900,000 over a three-year period. The purchase price is payable in cash and common stock of the Company and is subject to certain adjustments, including, without limitation, adjustments based on CEECO’s earnings during such three-year period. In addition to the $300,000 cash payment for CEECO, there were approximately $30,000 of acquisition related expenses. Pursuant to a security agreement executed in connection with the Purchase Agreement, the former Shareholders of CEECO will retain a security interest in all of the assets of CEECO until the total purchase price has been paid. The Company has a three-year employment contract with Louis T. Rogers, a former shareholder of CEECO. The CEECO acquisition allows the Company to exploit other non-government customer bases in the south-central Florida region. It also provides the opportunity to pursue business opportunities within the U.S. Coast Guard and U.S. Navy by increasing the Company’s presence in that market. As of September 30, 2005, CEECO has met the purchase price EBITDA (earnings before interest, tax, depreciation and amortization), as defined in the agreement, goals for the first year. While these results must be verified through year-end audit, one-half of the first year price of $200,000, or $100,000 has been accrued. This includes $50,000 accrued in this fiscal quarter to properly account for this expense.
Horne Services, Inc.
On May 11, 2005, the Company acquired all of the issued and outstanding capital stock of Horne Services, Inc. (“Horne”), from its shareholders, Darryl K. Horne, Charlene M. Horne and Michael M. Megless (the “Horne Shareholders”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Horne was merged with and into Horne Acquisition LLC, a wholly owned subsidiary of the Company. The purchase price for the capital stock of Horne was $4.5 million in cash and 6.1 million unregistered shares of the Company’s common stock (the “Shares”). Additional shares of common stock could subsequently become issuable by the Company to the Horne Shareholders to the extent that the average closing price of the Company’s common stock on NASD OTC Bulletin Board, or other public securities market, for the trading days during the two month period ending on May 11, 2007 is less than $3.25 per share, subject to Horne (on a stand alone basis) meeting or exceeding 2005 gross revenues of $75 million with EBITDA (as defined in the Merger Agreement) of $3.25 million (the “2005 EBITDA”) and EBITDA of not less than $3.25 million in 2006. Pursuant to an Amendment and Waiver Agreement entered into among the parties to the Merger Agreement on May 11, 2005 (the “Amendment”), the Company held back 4.0 million of the Shares payable to the former Horne Shareholders under the Merger Agreement (the “Hold Back Shares”), with the disposition of those shares subject to two conditions. First, the Amendment requires the Company to release 3.0 million of the Hold Back Shares to the former Horne Shareholders promptly upon receiving certain third party consents relating to certain of Horne’s contracts, which are specified in the Amendment. Second, if Horne’s 2005 EBITDA is less than $3.25 million (the “EBITDA Shortfall”), the Company will be entitled to recover any remaining Hold Back Shares limited such that the value of the recovered Hold Back Shares, based on the closing price of the Company’s common stock on May 11, 2005, does not exceed three times the EBITDA Shortfall. As of November 11, 2005, the Company has received the required consents described above and intends to promptly issue three million of the Hold Back Shares to Horne’s former shareholders. See also subsequent events described in Note 12.
In connection with the Merger Agreement, the Company and the Horne Shareholders entered into a Registration Rights Agreement, dated May 11, 2005 (the “Rights Agreement”), pursuant to which the Company agreed to prepare and file a registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale from time to time of all of the shares of the Company’s common stock issued to the Shareholders pursuant to the Merger Agreement.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
Upon the closing of the Merger Agreement, Messrs. Horne and Megless were appointed to the Company’s Board of Directors. In connection with the Merger Agreement, Messrs. Horne and Megless executed Employment Agreements with the Company, dated as of May 11, 2005 (the “Employment Agreements”), pursuant to which such individuals were appointed Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), respectively. Pursuant to a Stock Option Agreement executed in connection with the Merger Agreement, Mr. Horne received an option to purchase 1.0 million shares of the Company’s common stock at an exercise price of $1.65 per share, subject to Horne meeting the revenue and EBITDA targets for 2005 as described above. The Company also reserved 2.0 million shares of the Company’s common stock for the issuance of stock options to be granted to the employees of Horne at the discretion of Mr. Horne.
Each acquisition described above was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition. For the nine-month period ended September 30, 2005, the results of operations reported for the Company includes a full nine months of operations for Spectrum Sciences & Software, Inc. (“SSSI”), a wholly owned subsidiary of the Company, eight months of operations for M&M (February 1, 2005 through September 30, 2005), seven months of operations for CEECO (March 1, 2005 through September 30, 2005), and five months of operations for Horne (May 1, 2005 through September 30, 2005), respectively. For the three month and nine month periods ended September 30, 2004, the results of operations represent only those of SSSI.
Pro Forma Results
The results of these acquisitions, had they been consummated at the beginning of each period shown, are included in the pro forma information below. The historical revenues and earnings of M&M, CEECO, and Horne for the nine months ended September 30, 2005 and 2004 have been combined with the revenues and earnings of Spectrum Sciences & Software Holdings Corp. for the three and nine months ended September 30, 2005 and 2004, respectively. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each of the nine month periods represented and is not necessarily indicative of results that may be obtained in the future.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$16,819,802	$13,958,132	$54,446,030	$36,338,950
Net loss	(56,789)	(223,456)	(2,714,419)	(39,768,530)
Loss per share — Basic & Diluted	$—	$(0.01)	$(0.07)	$(1.25)
In addition to $1.4 million in stock based compensation expense, a $450,000 loss for SSSI and the slightly better than breakeven earnings reported by M&M; the net loss reported above was also significantly impacted by merger and acquisition activity during the period including costs for accounting and legal fees, investor relations, and consulting, as well as Hurricane Dennis, the second hurricane to hit the Florida Gulf Coast in less than a year. The loss for the nine months ended September 30, 2004 includes approximately $37.4 million of stock compensation expense.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
4. RECEIVABLES
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company’s industrial and offshore major clients include Exxon Mobil, Petro Canada, Halliburton, Husky Energy, Inco Ltd., Iron Ore Company of Canada, North Atlantic Refining Ltd., Abitibi Consolidated and Corner Brook Pulp and Paper. The Company’s Repair and Overhaul segments customers include: the U.S. Navy, U.S. Coast Guard, Military Sealift Command, Rinker Cement and Disney Cruise Lines. The U.S. Air Force and the U.S. Navy are the major customers for the Security Solutions segment. The U.S. Department of Defense (including the Army Environmental Center and the Army Corp of Engineers), Lockheed Martin, Battelle, Staubach, Louisiana State University, Department of Homeland Security (including the Transportation Security Agency), Federal Aviation Administration, the General Services Administration (GSA Schedules), USAID, and other government agencies are the major customers for the Company’s engineering consulting segment. Bechtel International, Inc. is the major customer for the Company’s procurement services segment.

	September	December
Receivables	30, 2005	31, 2004
Billed receivables	$14,203,789	$1,467,285
Unbilled receivables	1,493,284	1,165,514
Holdbacks	1,242,075	—
Other	58,162	126,957

Total Receivables	$16,997,310	$2,759,756

5. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories are summarized as follows:

	September	December
Inventories	30, 2005	31, 2004
Raw materials , net of reserve	$443,386	$20,483
Work in process	163,061	58,527
Finished goods	72,589	—

Total Inventories	$679,036	$79,010

6. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of mortgages of $2.12 million and capital leases of $.73 million. The interest rates on the mortgages are fixed at either 7% or adjustable at the Royal National Bank of Canada’s cost of funds plus 3.25% (6.591% at September 30, 2005). The interest rates on the capital leases range from 0% to 14.9%.
The Company also maintains lines of credit through two of its subsidiaries. These lines of credit provide operating funds for normal business activities. These financing arrangements are described below.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
CIBC Facility
M&M maintains its own revolving line of credit facility with a commercial bank, the Canadian Imperial Bank of Commerce (“CIBC”). This credit facility (the “CIBC Facility”) was initially entered into in December 1994 and has been amended and renewed from time to time. The CIBC Facility currently allows the Company to borrow up to the lesser of i) $1.40 million Canadian, or ii) 75% of receivables from governments or large institutions and 60% of other receivables to finance working capital requirements on a revolving basis. The CIBC Facility is payable upon demand and bears interest at prime plus 2.25%. As of September 30, 2005, there was $1,082,449 outstanding under the CIBC Facility.
As security for the CIBC Facility, M&M has provided a first priority lien on i) receivables, inventory and specific equipment; ii) a second priority lien on land, buildings and immovable equipment; and iii) an assignment of insurance proceeds. M&M and M&M Offshore Limited, a wholly owned subsidiary of M&M, have provided cross-guarantees to CIBC in an unlimited amount to secure each other’s share of the CIBC Facility. The CIBC Facility also requires M&M to comply with specified financial covenants, including current ratio, debt/equity ratio and limits on capital expenditures, dividends and further encumbrances on collateral. As of September 30, 2005, M&M was in compliance with all of these covenants.
Magna Credit Facility
During 2003, Magna negotiated a credit facility in the amount of $797,871, which is repayable on demand and bears interest at the bank’s prime lending rate plus 1.50% per annum. As security, M&M has provided a $199,468 guarantee plus an agreement to postpone debt of a further $279,255. There was no outstanding balance of this demand loan as of September 30, 2005. M&M has not been liable for any guarantees under this credit facility.
Bank of America Facility
During 2004, Horne negotiated two revolving lines of credit with the Bank of America. In 2005, these credit lines were extended and now expire on December 31, 2005. The operating line of credit for $4,000,000 accrues interest at the London Inter-Bank Offered Rate (LIBOR) plus 2.75%. The contract line of credit for $10,000,000 accrues interest at LIBOR plus 3.25%. At September 30, 2005, there was no outstanding balance on either line.
7. RELATED PARTY TRANSACTIONS
Transactions related to BG Capital Group Limited, Endeavor Group, LLC and Related Stockholders
The Company had recorded a receivable from Robert Genovese, a stockholder of the Company, of $705,126 at December 31, 2004. However, the Company also recorded a payable to one of Mr. Genovese’s companies of $705,126 at December 31, 2004 primarily representing previously disallowed investor relations expenses, which were subsequently approved on the basis that satisfactory support for such expenses was provided. These receivables and payables are recorded as related party amounts in the financial statements. On April 5, 2005 the receivable of $705,126 was paid to the Company by Mr. Genovese and the payable to one of Mr. Genovese’s companies in the same amount was paid by the Company.
Transactions related to Coast Engine and Equipment Company
During the three month and nine month periods ended September 30, 2005, the Company received cash advances from two of the CEECO officers of $25,887 and $80,602, respectively. These advances are non-interest bearing and are expected to be repaid within six months. At September 30, 2005, the Company owed $80,965 to the CEECO officers. Amounts repaid to the related parties during the nine month period ended September 30, 2005 totaled $20,452.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
In March 2005, the Company purchased two vehicles through loans from the CEECO officers totaling $25,614. One vehicle was purchased for $33,614 through a trade-in allowance of $24,500 and cash paid by the CEECO officers of $9,114, which is included in loans from CEECO officers on the accompanying balance sheet. The other vehicle was purchased for $16,500 in cash paid by the CEECO officers and is also included in loans from CEECO officers on the accompanying balance sheet. The amounts due to the CEECO officers are non-interest bearing and are to be repaid through monthly payments in the amounts of $456 through November 2006 and $458 through March 2008. Amounts repaid to the CEECO officers during the three-month and seven-month periods ended September 30, 2005 totaled $2,733 and $5,537, respectively. The following are the payment obligations for the years ending December 31:

2005	$8,226
2006	10,513
2007	5,500
2008	1,375

$25,614
CEECO leases its facilities from a company owned by a related party under a non-cancelable lease from May 1, 2004 through April 30, 2006. The following are the lease obligations for the next two years ending December 31:

2005	$71,016
2006	23,672

$94,688

A director of the Company purchased two vehicles from the Company. The total purchase price was $21,261 and was at or above third party valuations.
8. STOCK OPTION PLAN
On January 12, 2005, the Company executed stock option agreements with the directors and officers of the Company, pursuant to the Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan (the “Plan”). Pursuant to stock option agreements, the Company granted options to each of Kelvin D. Armstrong, Karl Heer, William H. Ham, Jr. and Nancy Gontarek to purchase 300,000 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.65 per share. All the options become exercisable as of the date on which the Company has consummated, since January 12, 2005, the acquisition of businesses with annual revenues in the aggregate of at least $20 million. The options expire on January 12, 2008. The Company has chosen to implement FASB Statement No. 123R, Share-Based Payment, which requires options be valued at fair value at the grant date, effective January 1, 2004. The fair value of the options issued was estimated grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.84%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected option life of three years. This generates a price of $0.63 per option based on an exercise price of $1.65 at the grant date, January 12, 2005. As a result, $751,662 of compensation expense and additional paid-in capital was recorded at the grant date.
On February 14, 2005, the Company executed additional stock option agreements with the directors of the Company pursuant to the Plan. Pursuant to those stock option agreements, the Company granted options to each of Kelvin D. Armstrong, Karl Heer and William H. Ham, Jr. to purchase 500,000 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $2.50 per share. All of the options issued to the directors will expire on February 14, 2008. All of the options become exercisable as of the date on which the Company certifies, based on the Company’s audited financial statements for the 2005 fiscal year as filed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for such fiscal year, that the Company has achieved earnings before interest, taxes, depreciation and amortization of $4 million for the 2005 fiscal year. No compensation expense has been recorded because it cannot reasonably be determined, at this time, if the exercise contingency associated with these options will be satisfied.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
On April 7, 2005, the Company granted certain employees options to purchase an aggregate of 502,000 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.95, pursuant to the Plan. All the options issued expire on April 7, 2008. The fair value of the options issued was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.02%; no dividend yields; volatility factors of the expected market price of our common stock of 0.73; and an expected life of the options of three years. This generates a price of $1.27 per option based on a $1.95 exercise price at the grant date, April 7, 2005. As a result, $638,901 of compensation expense and additional paid-in capital was recorded at the grant date.
On June 6, 2005, the Company executed stock option agreements with certain employees pursuant to the Plan. Pursuant to the agreements a total of 13,750 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.28 per share. All the options issued will expire on June 6, 2008. The fair value of the options issued was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.30%; no dividend yields; volatility factors of the expected market price of our common stock of 0.73; and an expected life of the options of three years. This generates a price of $0.62 per option based on a strike price of $1.28 at the grant date, which was June 6, 2005. As a result, $8,462 of compensation expense and additional paid-in capital was recorded at the grant date.
On June 8, 2005, the Company executed stock option agreements, pursuant to the Plan, with Darryl K. Horne and Michael M. Megless, who were appointed as directors of the Company on May 11, 2005. Pursuant to the stock option agreements, the Company granted, to each of Messrs. Horne and Megless, options to purchase 500,000 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $2.50 per share. All of the options issued to Messrs. Horne and Megless will expire on June 8, 2008. All of the options will become exercisable if and as of the date on which the Company certifies, based on the Company’s audited financial statements for the 2005 fiscal year as filed in the Company’s Annual Report on Form 10-K filed with the SEC for such fiscal year, that the Company has achieved earnings before interest, taxes, depreciation and amortization of $4 million for the 2005 fiscal year. No compensation expense has been recorded because it cannot reasonably be determined at this time that the exercise contingency associated with these options will be satisfied.
9. SEGMENT INFORMATION
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Through its four subsidiaries, the Company has five operating segments. The Security Solutions segment as reported by SSSI includes operations for management services, manufacturing, and engineering and information technology predominantly in the munitions and Homeland safety arena. The Industrial and Offshore segment reported by M&M Engineering Ltd. includes the Company’s engineering, mechanical contracting and steel fabrication in the Province of Newfoundland, Canada. The Repair and Overhaul segment as reported by Coast Engine and Equipment Company, Inc. is engaged in providing specialized fabrication and maintenance for ships, lifeboats and maritime navigation systems. The two segments reported by Horne Services, LLC are Engineering Consulting and Procurement Services for clients. Engineering Consulting services consist of environmental sampling, occupational safety and transportation consulting. Procurement Services support large government programs for infrastructure rebuilding and acquisition. The following is a summary of certain financial information related to the five segments during the nine months ended September 30, 2005 and 2004. Results are not reported in 2004 for the Industrial and Offshore segment, the Repair and Overhaul segment, the Engineering Consulting segment, and the Procurement Services segment as they were not part of the Company’s operations during that time period.
For the nine month periods ended September 30, 2005, the segment results reported for the Company include a full nine months of operations for SSSI, eight months of operations for M&M (beginning February 1, 2005), seven months of operations for CEECO (beginning March 1, 2005), and five months of operations for Horne (beginning May 1, 2005). For the three month and nine month periods ended September 30, 2004, the segment results represent only those of SSSI. Note that the previously reported segments of management services, engineering and information technology, and manufacturing have now been consolidated into the Security Solutions segment consistent with how the Company is now being managed.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Security Solutions
Total revenue	$1,479,457	$3,008,950	$4,772,264	$10,024,275
Operating (loss) income	(455,135)	165,504	(1,026,452)	851,524
Industrial and Offshore
Total revenue	7,764,540	—	13,442,367	—
Operating income	291,113	—	160,539	—
Repair and Overhaul
Total revenue	378,838	—	850,064	—
Operating income	47,006	—	133,479	—
Engineering Consulting
Total revenue	3,754,704	—	6,368,150	—
Operating income	229,382	—	426,425	—
Procurement Services
Total revenue	3,442,263	—	5,725,996	—
Operating income	258,512	—	319,201	—
Headquarters
Total revenue	—	—	—	—
Operating (loss) income	(686,090)	(970,200)	(3,542,502)	(41,975,574)
Total
Total revenue	$16,819,802	$3,008,950	$31,158,841	$10,024,275
Operating (loss) income	$(315,212)	$(804,696)	$(3,529,310)	$(41,124,050)

Identifiable Assets	September 30, 2005	December 31, 2004
Security Solutions	$7,530,283	$3,071,143
Industrial and Offshore	12,323,352	—
Repair and Overhaul	448,821	—
Engineering Consulting	3,268,725	—
Procurement Services	1,925,607	—
Corporate Assets	25,188,254	28,141,836

Total Assets	$50,685,042	$31,212,979

See accompanying notes to consolidated financial statements.
10. COMMITMENTS AND CONTINGENCIES
Legal Matters
Section 16(b) Claim
In July 2004, a complaint was filed by Todd Augenbaum (“Augenbaum”) against Robert Genovese, Endeavor Capital Group, LLC, and BG Capital Group, Ltd. (collectively, the “Genovese Defendants”) seeking to recover “short-swing profits” alleged to have been unlawfully obtained by Mr. Genovese and his affiliated companies in violation of Section 16(b) of the Securities Exchange Act of 1934. The Company was named as a nominal defendant in the action, but has no liability for the asserted claims.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
The Company is currently in settlement negotiations with Augenbaum and the Genovese Defendants for the resolution of all claims in this action. The Stipulation is subject to court approval.
Claim by the Former President of the Company
In August 2004, Donal R. Myrick, the former President and CEO of the Company, filed a complaint for alleged breach of employment contracts and damages associated with a delayed stock sale. The dispute was submitted to mediation in October 2005 and the Company is negotiating with Mr. Myrick for a settlement and dismissal of all claims in this action.
Harassment Suit
As previously reported, three former employees filed suits against the Company in December 2002 in the United States District Court in Arizona alleging violation of civil rights, discrimination, harassment, hostile work environment and retaliation. As also previously reported, the plaintiffs secured a judgment against the Company in January 2005, for which the Company had accrued an expense of approximately $238,000 at June 30, 2005. The Company fully settled the judgment and all related claims for a payment of $188,000.
Garrison Lawsuit
On February 22, 2005, SSSI filed suit against former employees Donald L. Garrison, David M. Hatfield and their current employer Control Systems Research, Inc. SSSI alleges that during their employment at SSSI, Mr. Garrison and Mr. Hatfield were actively involved with the development and application of the Safe Range project, a proprietary SSSI product, and other non-technical company information such as employee wage data and personnel files, marketing plans, bidding information and information about other SSSI contracts and affairs. The suit alleges that Garrison and Hatfield used SSSI’s confidential and proprietary information (in violation of their signed agreements for Protection of Proprietary Information) to improperly compete with their new employer (Control Systems Research, Inc.) against SSSI with regards to the Safe Range program and other related government contracts. The five counts identified in the lawsuit include breach of contract, violation of Uniform Trade Secrets Act, tortious interference, conversion, and civil conspiracy.
Total damages to SSSI were not specified. The defendants have responded to the initial complaint and discovery is continuing. A hearing was held on October 3, 2005 on SSSI’s motion to compel discovery and CSR’s motion for a protective order. The court granted a temporary protective order to CSR and directed that a follow-on hearing be scheduled to hear further arguments on Spectrum’s request for an injunction against the defendants. The Company currently does not know what the outcome of this litigation will be.
Plum Island Claim
Horne submitted a four-part claim to the Department of Homeland Security seeking an equitable adjustment in the amount of $870,536 under a USDA contract. This claim is a resubmission of a claim submitted to USDA, who was not authorized to rule as a result of a reorganization within the federal agency. The claim is for additional work regarding sludge pumping, berm and borrow material and delays resulting from an inadequately maintained lagoon. Horne successfully completed the project, which permitted the USDA to be in compliance with the environmental permit so that it could continue operation of the Plum Island facility. Horne is seeking a fair and equitable adjustment to the contract price for the work it actually performed. The Company currently does not know what the outcome of this matter will be. At September 30, 2005, no amounts have been recorded in the financial statements in anticipation of a successful outcome for this claim.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
11. INVESTMENTS IN JOINT VENTURES
M&M Engineering Limited
M&M Engineering Limited conducts a portion of its business through two joint ventures, Newfoundland Service Alliance, Inc. (“NSA”) a 20.83% owned joint venture and Magna Services, Inc. (“Magna”) a 50% owned joint venture. These investments are accounted for using the equity method of accounting.
NSA, a Newfoundland and Labrador corporation, was incorporated in December 1996 to combine the expertise of its shareholders in providing comprehensive onshore support services to the Newfoundland and Labrador oil and gas industry. NSA is jointly owned by M&M Offshore Limited (MMO) (20.83%), G.J. Cahill & Company (1979) Limited (“Cahill”) (20.83%), New Valve Services and Consulting Inc. (20.83%), Peacock Inc. (20.83%), and Siemens Westinghouse Ltd (16.68%).
Magna, a Newfoundland and Labrador corporation, was incorporated in April 1997 to provide offshore support services to the Newfoundland and Labrador oil and gas industry including the Hibernia and Terra Nova offshore oil projects. Magna is jointly owned 50% by MMO and 50% by Jendore Limited.
Liannu is a limited partnership formed under the laws of Newfoundland and Labrador in November 2002, for the purpose of providing services in Labrador including industrial mechanical contracting, structural and steel fabrication and erection and other services including the Voisey’s Bay nickel mine development in Labrador. M&M is the general partner of Liannu, and holds a .01% general partner’s interest and a 48.99% limited partner’s interest in the partnership. The remaining 51% limited partnership interests are held by two individuals unrelated to the Company. As a general partner, M&M charges a management fee equal to 5% of the contract price for contracts entered into by the partnership.
In addition, Liannu has entered into an informal teaming arrangement with a similar corporation named Mista-Shipu Constructors Limited (“Mista-Shipu”). The entity “Liannu/Mista-Shipu” was designed to be a 50/50 joint venture for the purpose of fulfilling a $3 million contract in 2004, regarding the site-wide supply and installation of cladding for the infrastructure buildings at Voisey’s Bay.
During 2004, the Industrial & offshore segment through Liannu was awarded contracts totaling $7.79 million with Voisey’s Bay Nickel Company (“VBNC”), which produced revenue of $3.80 million during fiscal 2004. Voisey’s Bay is located in Newfoundland and Labrador, and is the site of a large nickel deposit currently being developed by INCO through its subsidiary, VBNC. The contracts awarded to Liannu to date include: the fabrication of four concentrate storage tanks; the fabrication of various pumphouses, including a port fuel unloading/dispensing system; a fire/fresh water pumphouse, a potable water pumphouse and a mill site fuel dispensing system; and the fabrication of forty-nine unique tanks to be used for various purposes in the storing and refining of ore.
As of the period ended September 30, 2005, M&M recorded $63,735 in receivables from these joint ventures and $81,165 in receivables from a terminated joint venture, North Eastern Constructors Limited; totaling $144,900. The Company believes these amounts are fully collectible.
Horne is a member of Weskem, a limited liability company, that specializes environmental remediation. During 1999, Horne invested $77,500 and became a 5% partner in this joint venture. The investment is accounted for using the equity method of accounting. During the years ended December 31, 2004 and 2003, Horne recognized $158,012 and $188,496, respectively, of equity in earnings of the joint venture.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
12. SUBSEQUENT EVENTS
Required Consents Received
In connection with the Company’s acquisition of Horne Services, Inc. on May 11, 2005, the Company held back four million shares of the Company’s common stock payable to the former shareholders of Horne pending the receipt of certain third party consents relating to certain of Horne’s contracts and the determination of Horne’s 2005 EBITDA, as defined in Note 3 of these financial statements. As of November 11, 2005, the Company has received each of such required consents and, accordingly, intends to promptly issue three million shares of the Company’s common stock to Horne’s former shareholders. The Company will continue to hold back one million shares of the Company’s common stock that is payable to Horne’s former shareholders pending the audited financial results of the Company and the determination of Horne’s 2005 EBITDA. The three million shares of the Company’s common stock held back in connection with the required consents are shown as issued in the Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
DESCRIPTION OF THE COMPANY
Spectrum Sciences & Software Holdings Corp. (the “Company”) provides a variety of goods and services through its wholly-owned subsidiaries SSSI, M&M, CEECO and Horne. The following section details the business for each segment, major customers and key operational issues. The segments depicted, with the exception of Industrial and Offshore, are predominantly involved in U.S. Government contracting focusing on Homeland Security, environmental engineering, and munitions management.
The Security Solutions segment specializes in engineering, manufacturing and technological support services, as well as the production of specialized and standard ground support equipment for the United States Department of Defense and other governmental and commercial contractors. The manufacturing operation concentrates on munitions transport and packaging equipment under contracts for AMRAAM missile support, Navy launch tubes and plane maintenance equipment. The software group provides a variety of services including modeling and simulation, range planning, environmental analyses, the development of the Safe-Range program and “Weapon Safety Footprint” development. The management services group provides various services for military installations ranging from all base operations to specific tasks within a base.
The Repair and Overhaul segment provides a full array of electrical and electronic repair, equipment and machinery repair and overhaul, HVAC and refrigeration servicing and repair, pipe fabrication and installation, certified welding services, metal and sheet metal fabrication and installation, custom insulation services, custom flooring services and machinery to the maritime industry. Major customers include Rinker Cement, U.S. Navy, U.S. Coast Guard and Disney Cruise lines.
The Industrial and Offshore segment is an industrial mechanical contracting company that provides maintenance services to major industries such as oil refineries, mining, pulp and paper, power generation plants, and offshore oil platforms. Its subsidiary, M&M Offshore Limited, is a steel fabrication company that provides module fabrication, pipe spooling, and specialized welding services to the offshore oil and heavy industries. The segment also contains the Liannu joint venture. This venture provides industrial mechanical contracting, structural and steel fabrication and erection. Major clients include Halliburton, ExxonMobil, Petro Canada, Husky Energy, Inco Ltd., Iron Ore Company of Canada, North Atlantic Refining Ltd., Abitibi Consolidated, and Corner Brook Pulp and Paper.
The Engineering Consulting segment delivers technology and technical engineering solutions to improve performance in the areas of environmental engineering, transportation, and occupational health and safety under prime contracts and subcontracts for agencies of the federal government, principally the Department of Defense, the Department of Homeland Security and the Transportation Security Administration. The engineering group provides services as diversified as integrated base defense security systems to environmental assessment to chemical demilitarization to the implementation of occupational health programs for entire government agencies.
The Procurement Services segment specializes in outsourced procurement services. Its largest contract is as a subcontractor to Bechtel National, Inc. on a contract with the United States Agency for International Development. The segment has continued supporting the reconstruction of the power infrastructure in Iraq by purchasing large quantities of material and equipment required for these power projects.
The new senior management of the Company has begun to integrate the subsidiaries into a cohesive organization that will capitalize on the strengths of the individual subsidiaries and provide synergistic and focused solutions for our clients. As part of this effort, the Company has formed a transition team comprised of members from each organization. Its objective is to identify synergies in operations, products and services, its clients and administration processes that will result in a more efficient Company better able to focus on its core strengths by optimizing and aligning all of its resources . The recommendations of the transition team will be a very important factor in determining the Company’s future direction.

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions.
We believe that the following critical accounting policies, among others, require us to make significant estimates and judgments in the preparation of our financial statements:
Revenue Recognition
We recognize revenue and profit on substantially all of our fixed price contracts using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various stages of the contracts can be made. Recognized revenues and profit are subject to revisions as the projects progress to completion. Revisions to the profit estimates are charged to income in the period in which the facts that give rise to the revisions become known. Revenue from cost-plus contracts is recognized on the basis of direct costs plus indirect costs incurred and an allocable portion of the fixed fee. Revenue from time and material contracts is recognized based on fixed hourly rates for direct labor hours expended. The fixed rate includes direct labor, indirect expenses and profit. Materials or other specified direct cost are recorded at actual cost.
Inventory Valuation
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
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of M&M is the Canadian dollar. In the accompanying consolidated financial statements, the monetary assets and liabilities of M&M were translated to U.S. dollars using the September 30, 2005 exchange rate of .8542 Canadian dollar to 1.00 U.S. dollar. All monetary consolidated statements of operations items of M&M were translated at the average exchange rate for the nine months ended September 30, 2005 of .8173 Canadian dollar to 1.00 U.S. dollar.

Net Operating Loss Carryforwards
We have not recognized the benefit in our financial statements with respect to the approximately $9,300,000 net operating loss carryforward for federal income tax purposes as of September 30, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.
Impairment of Long Lived Assets
We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable based upon an estimate of future discounted cash flows. Factors we consider that could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset’s carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model, and other measures of fair value.
Off Balance Sheet Risk
The Company currently has no off balance sheet arrangements.
You should read the following discussion and analysis in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. For the three month and nine month periods ended September 30, 2004, the segment results represent only those of SSSI.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
Consolidated Overview
For the three month period ended September 30, 2005, the revenues reported for the Company include a full three months of operations for all subsidiaries.

	For the three months ended September 30,
	2005		2004
Revenues	$16,819,802	100.0%	$3,008,950	100.0%
Cost of revenue	14,735,363	87.6%	2,843,446	94.5%

Gross profit	$2,084,439	12.4%	$165,504	5.5%
Total revenues for the three months ended September 30, 2005 increased by 559% compared with the same period in 2004, primarily as a result of the acquisition of M&M Engineering, CEECO, and Horne offset by the $1.8 million reduction in revenues from the Gila Bend contract. Gross profit as a percentage of revenue was 12.4% for the three months ended September 30, 2005 as compared with 5.5% for the prior year period. These increased margins are due primarily to the profitability of the three subsidiaries acquired during 2005.
Security Solutions
The following section depicts security solutions operating results for the three months ended September 30, 2005 with the three months ended September 30, 2004.

	For the three months ended September 30,
	2005		2004
Revenue	$1,479,457	100.0%	3,008,950	100.0%

Cost of revenue	1,577,666	106.6%	2,843,446	94.5%

Gross profit	$(98,209)	(6.6%)	165,504	5.5%
The Security Solutions segment, comprised of manufacturing, software engineering and management services, had a decrease in revenue due to the loss of the Gila Bend contract that provided approximately $1.8 million of revenue in the third quarter of 2004. The segment witnessed continued growth in its manufacturing operations while software engineering was negatively impacted by the reshaping of government Safe Range requirements for a future contract and our completion of the first increment of Safe Borders coding. Operations & Maintenance revenue remained stable with cost saving measures resulting in a return to profitability.
The manufacturing group delivered more than 85 contracts valued at over $1.125 million during the third quarter. The Navy launch tube contract provided over half of the revenue for the quarter. The negative gross profit for the quarter is primarily due to increased raw material prices for the B-stands contracts. We are working with the customer to obtain price concessions to continue work under this contract.
Software engineering revenues decreased by 40% to $273,000 for the three month period ended September 30, 2005 as compared with the same period in 2004. This decrease in revenues is due to the necessary diverting of staff resources for non-revenue generating activities such as preparing Safe Borders for the pending America’s Shield Initiative (ASI) procurement and preparing legal proceedings in the case of Spectrum vs. Garrison.

Industrial and Offshore Segment
The following section depicts the Industrial and Offshore operating results for the three month period ended September 30, 2005. There are no comparisons with the same period in 2004, as this segment was not acquired by the Company until February 2005.

	For the three months ended September 30,
	2005		2004
Revenue	$7,764,540	100.0%	N/A	N/A

Cost of revenue	6,944,769	89.4%	N/A	N/A

Gross profit	$819,771	10.6%	N/A	N/A
Recognized revenues for the period of $7,764,540 include approximately $524,000 of revenues generated by its 49% interest in Liannu LLP. Gross profits for the three-month period ended September 30, 2005 were approximately 10.6% of recognized revenues. This profit margin is less then the historical profit margins of 15 to 20%. This is primarily because a significant project during the period operated at a loss. Without this contract, the segments’ gross margin would have been approximately 18% for the quarter. The Industrial and Offshore segment typically experiences its highest business volume in the April to November timeframe, and a slow down of activity is anticipated for the upcoming winter months.
The segment is currently engaged in a substantial contract with INCO to construct an ore-processing facility in Canada based on an experimental hydromet process. This facility is a prototype, with plans to construct a larger operation in the near future should the prototype prove economically feasible. The estimated total gross revenue of this project is approximately $8.8 million (with approximately $2.4 million in revenues still to be recognized in the fourth quarter). Liannu has been successful in obtaining a cost-reimbursable contract with Voisey’s Bay Nickel Company for maintenance/clean-up efforts at the Voisey’s Bay nickel mine development in Labrador, Canada. The total gross revenue on this contract is unknown due to the nature of the contract, but management anticipates involvement until at least the end of 2005, which could provide additional revenue of $2 million before year end.
Repair and Overhaul Segment
The following section depicts operating results for the three month period ended September 30, 2005. There are no comparisons with the same period in 2004, as this segment was not acquired by the Company until March 2005.

	For the three months ended September 30,
	2005		2004
Revenue	$378,838	100.0%	N/A	N/A

Cost of revenue	280,829	74.1%	N/A	N/A

Gross profit	$98,009	25.9%	N/A	N/A
This segment continues to show substantial margins with a gross profit of 25.9% of segment revenues. This segment continues to provide major servicing to one of its prime customers, Rinker Cement. The segment has received a $1.0 million award for repair work related to Hurricane Katrina that will be started and completed in the fourth quarter.

Engineering Consulting
The following section depicts operating results for the three month period ended September 30, 2005. There are no comparisons with the same period in 2004 as this segment was not acquired by the Company until May 2005.

	For the three months ended September 30,
	2005		2004
Revenue	$3,754,704	100.0%	NA	NA

Cost of revenue	2,860,820	76.2%	NA	NA

Gross profit (loss)	$893,884	23.8%	NA	NA
Revenue was driven by environmental service projects and our large TSA contract with $1.7 million and $.7 million of revenue for the quarter, respectively. The environmental revenue is mainly from a Department of Defense environmental sampling contract that contributed approximately $1.1 million of revenue. Margins were down from the prior quarter as the higher margin business consulting group revenue decreased during the third quarter.
Horne staff is providing environmental sampling services for the Pentagon Force Protection Agency as part of a team led by Battelle Memorial Institute, in the National Capital Region. The samples are analyzed for biological agents on a constant (24/7) basis. Two new contracts were signed in September 2005 to extend this support for one additional year. These awards would provide approximately $4.1 million of revenue over this period if all options are exercised.
Horne has been assisting TSA in the development and implementation of a nationwide Occupational Safety and Health (OSH) Program under a program awarded in July 2004. Support services include initial hazard assessments, inspections, industrial hygiene services, mishap and incident investigations, reporting and recordkeeping, training development, technical research, policy development, and evaluations. In July 2005, TSA exercised the first option year, for $5,900,000 and accelerated the scope execution, with no change in the overall contract dollar value as awarded. The original scope of work for the first option year called for Horne to conduct airport assistance reviews and follow-up support at 100 U.S. airports. That number was increased to 444 airports in the first option year. The program was amended to provide an accelerated execution with the same scope and value but with a shortened duration.
Procurement Services

	For the three months ended September 30,
	2005		2004
Revenues	$3,442,263	100.0%	NA	NA

Cost of revenue	3,071,279	89.2%	NA	NA

Gross profit	$370,984	10.8%	NA	NA
The segment continues to provide procurement services as a subcontractor to Bechtel National, Inc. on a contract with the United States Agency for International Development. Horne has continued supporting the reconstruction of the power infrastructure in Iraq by purchasing large quantities of material and equipment required for these power projects. This subcontract is scheduled to terminate on December 31, 2005. The Company recognized $3.0 million of revenue in the third quarter from this contract.

In July 2005, Horne was awarded a $2.1 million subcontract to assist a second major contractor in Iraq to closeout purchase order and subcontract files. Eleven consultants were deployed to four different sites in Iraq where they continue working to close hundreds of contracts and purchase orders issued over the past several years. This contract provided $.4 million of revenue in the third quarter.
The gross profit percentage increased for the quarter as a result of a final billing rate adjustment on the Bechtel National Inc.contract. This adjustment applies to all contract billings for the year.
Operating Expenses

	September 30, 2005	September 30, 2004	Increase
Selling, General & Administrative	$2,399,651	$970,200	147%

During the three months ended September 30, 2005, selling, general, and administrative expenses were significantly more than the expense incurred in the same period ended September 30, 2004. This is primarily due to the acquisition of the three new subsidiaries. The majority of this cost is staffing related.
Other Income and Expenses
Non-operating income increased to $143,000 from $115,000 in the comparable prior year period as a result of the joint venture earnings from M&M offset by a reduction in interest income. The M&M joint ventures provided approximately $123,000 of income that was not present in the prior period. Interest income decreased by approximately $90,000 between the same periods.
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
Consolidated Overview
For the nine month period ended September 30, 2005, the revenues reported for the Company include a full nine months of operations for SSSI., eight months of operations for M&M (February 1, 2005 through September 30, 2005), seven months of operations for CEECO (March 1, 2005 through September 30, 2005), and five months of operations for Horne (May 1, 2005 through September 30, 2005). For the nine month period ended September 30, 2004, the revenue depicted during that period includes only that of SSSI. The five segments depicted are Security Solutions, Industrial and Offshore, Repair and Overhaul, Engineering Consulting, and Procurement Services.

	For the nine months ended September 30,
	2005		2004
Revenues	$31,158,841	100.0%	$10,024,275	100.0%
Cost of revenue	27,004,576	86.7%	9,172,751	91.5%

Gross profit	$4,154,265	13.3%	$851,524	8.5%
Total revenues for the nine months ended September 30, 2005 increased by 311% compared with the same period in 2004, primarily as a result of the acquisition of three subsidiaries: M&M Engineering, CEECO, and Horne offset by the decreased revenue from the Gila Bend contract of $6.7 million. Gross profit as a percentage of revenue was 13.3% for the nine months ended September 30, 2005 as compared to 8.5% for the prior year period. These increased margins are due primarily to the profitability of the three subsidiaries acquired during 2005.

Security Solutions
The following section compares the segment’s operating results for the nine months ended September 30, 2005 with the nine months ended September 30, 2004.

	For the nine months ended September 30,
	2005		2004
Revenue	$4,772,264	100.0%	$10,024,275	100.0%

Cost of revenue	4,665,154	97.7%	9,172,75	91.5%

Gross profit (loss)	$107,110	2.3%	$851,524	8.5%
The significant decrease in revenue and margin associated with the Security Solutions segment is primarily a result of the Gila Bend contract that was closed out in the third quarter of 2004 and has no comparable replacement in 2005. This contract accounted for $6.7 million of revenue in 2004 at a margin of 1%. The loss of this revenue has been partially offset by an increase in manufacturing revenue over the same period. Manufacturing revenues increased $1.7 million to $3.6 million during the nine month period due to expansion in the Navy launch tube contract that was started in 2005. This contract has provided $1.6 million of revenue in 2005. The profit margin has decreased year over year primarily due to a foreign military sales contract that is operating at a loss, increased non-revenue producing activity related to the SAFE Borders program and closeout costs on the Gila Bend contract. We are currently working with the customer to resolve issues surrounding the significant increase in aluminum prices that has negatively impacted margins.
Industrial and Offshore Segment
The following section depicts operating results for the period February 1, 2005 through September 30, 2005. There are no comparisons to the same period in 2004, as the segment was not acquired by the Company until February 2005.

	For the eight months ended September 30,
	2005		2004
Revenue	$13,442,367	100.0%	N/A	N/A

Cost of revenue	11,712,875	87.1%	N/A	N/A

Gross profit	$1,729,492	12.9%	N/A	N/A
The majority of the revenue has been driven by the Deer Lake and INCO projects which accounted for 70% of the segment’s revenue since acquisition. The INCO project accounts for approximately 48% of the revenue for the segment. The overall segment margins have been negatively impacted by the loss on the Deer Lake project. Without this loss, the gross profit margin would be about 16% for the year which is consistent with the historical profit rates the segment earned prior to acquisition.

Repair and Overhaul Segment
The following section depicts CEECO operating results for the period March 1, 2005 through September 30, 2005. There are no comparisons with the same period in 2004.

	For the seven months ended September 30,
	2005		2004
Revenue	$850,064	100.0%	N/A	N/A

Cost of revenue	572,534	67.4%	N/A	N/A

Gross profit	$277,530	32.6%	N/A	N/A
In the seven month period of March 1, 2005 to September 30, 2005, this segment recognized revenues of $850,064. This segment continues to show substantial margins with a gross profit of $277,530 and a gross margin of 32.6% of segment revenues.
Engineering Consulting
The following section depicts operating results for the period May 1, 2005 through September 30, 2005. There are no comparisons to the same period in 2004; as the segment was not acquired by the Company until May 2005.

	For the five months ended September 30,
	2005		2004
Revenue	$6,368,150	100.0%	NA	NA

Cost of revenue	4,795,083	75.3%	NA	NA

Gross profit (loss)	$1,573,067	24.7%	NA	NA
The revenue for the Engineering Consulting segment is primarily driven by the environmental services group that contributed approximately $2.7 million of revenue with the environmental sampling contract accounting for $1.7 million of that amount. The TSA occupational safety contract provided an additional $1.1 million of revenue. The gross profit margin is slightly higher than the quarter figure due to higher revenues and margin related to the business consulting group in the acquisition to date period.
Procurement Services
The following section depicts operating results for the period May 1, 2005 through September 30, 2005. There are no comparisons to the same period in 2004; as the segment was not acquired by the Company until May 2005

	For the five months ended September 30,
	2005		2004
Revenues	$5,725,996	100.0%	NA	NA

Cost of revenue	5,258,930	91.8%	NA	NA

Gross profit	$467,066	8.2%	NA	NA

The year to date revenue is primarily the Bechtel National contract with revenues of $5.3 million. The margins are higher than the historical, pre-acquisition, run rate due to a billing rate adjustment that is retroactive to January 1, prior to acquisition.
Operating Expenses

	September 30, 2005	September 30, 2004	Decrease
Selling, General & Administrative	$7,683,575	$41,975,574	81.7%

During the nine months ended September 30, 2005, selling, general and administrative expenses were $34.3 million less than the expense incurred in the same period ended September 30, 2004. This is primarily due to approximately $36 million less expense recorded for stock-based compensation in 2004. During the nine month period ended September 30, 2005, $1.4 million was recorded for stock based employee compensation as compared with $37.4 million recorded for stock-based consulting compensation in the nine month period ended June 30, 2004.
These reductions in expense are partially offset by approximately $3.1 million of additional expenses as a result of adding the three new subsidiaries. This expense was not present in the nine month period ended September 30, 2004 and is primarily personnel related costs.
Other Income and Expenses
Non-operating income increased by approximately $600,000 as a result of the inclusion of the addition of the Canadian joint ventures that contributed $405,000 of income and a reduction of interest expense of approximately $160,000 related to borrowings that occurred in the first half of 2004.
Liquidity and Capital Resources
Total liquidity, consisting of cash equivalents and short-term investments, decreased by $16,820,150 as of September 30, 2005, as compared with December 31, 2004. The majority of the funds expended were utilized for the acquisitions of M&M Engineering, CEECO, and Horne. At September 30, 2005, cash and cash equivalents totaled $3,359,927 as compared with $5,666,910 at December 31, 2004. As of September 30, 2005, the Company had $4,281,976 in cash accounts related to bonding issues in Canada. At December 31, 2004, the Company had $18,795,143 in money market accounts and short-term government-backed securities as a result of investing funds received from the exercise of stock options. The company’s subsidiary M&M had drawn down its line of credit by $1,082,449 to fund operations due to its accounts receivable balances. This is expected to be repaid by year-end.
Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly or at the completion of a milestone. Our overall cash flow is predicated on the timely collection of our outstanding receivable balances. We have no indication that there will be any collectability issues regarding our outstanding receivables.
Available cash, cash equivalents and short term investments combined with cash provided by operations anticipated through December 31, 2005 should provide sufficient operating capital to fund operations. In addition, available lines of credit currently in place will provide for additional working capital as necessary.
The Company has not repurchased any stock nor does it have any current plans to make any stock repurchases in the foreseeable future.

Commitments
The Company, during the normal course of business, enters into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered. We do not record a liability until that criterion is met. The table below summarizes our contractual obligations under operating leases, capital leases and debt.

	2006	2007	2008	2009	2010	2011+
Operating Leases	$835,188	$380,816	$67,772	$42,016	$3,710	—
Capital Leases	266,727	153,740	125,673	102,367	62,219	13,646
Mortgages Payable	280,481	280,481	280,481	223,591	208,728	208,728

Total Lease Commitments	$1,382,396	$815,037	$473,926	$367,974	$274,657	$222,374

Risk Factors
The Company is subject to several risk factors that could have a direct and material impact on the operations of the Company. These risk factors are described below.
We may not receive the full amount of our contract awards.
The Company receives many government contract awards that include both funded and unfunded amounts. While the Company believes that most contracts will become fully funded and executed, there are occasions where the final executed amount of the contract may be substantially less than the contract award. Congress often appropriates funds for our clients on a yearly basis, even though our contracts may call for services over a number of years. As a result, Congress may elect not to fund a particular contract in future years. Additionally, the funded amounts on contracts may not be fully recognized in revenue as the priorities of the contract issuing agencies may change and funding may be reappropriated for other uses.
We may not be able to integrate our new management and the acquired companies successfully to achieve the expected benefits of these acquisitions.
In 2005, the Company acquired three new subsidiaries and had a change in executive management. If we are unable to successfully integrate the existing companies and the new management, our revenue and operating results could suffer. The difficulties of integration may be increased by the necessity of coordinating a diverse set of businesses that are both geographically and operationally disparate. Integrating these operations and related personnel may result in increased attrition, including but not limited to key employees of acquired companies, that could adversely affect our future revenue and profitability.
Increased raw material prices may adversely affect contract profitability.
The Company has experienced significant increases in both steel and aluminum raw material prices. Continued increases in the price of raw materials could have a negative impact on the profitability of the Company. Many of our contracts in our manufacturing components are fixed price contracts and are not automatically repriced when raw material costs increase. We aggressively pursue our contract rights to receive compensation for these increased costs, where available, but not all contracts have price adjustment clauses that allow the Company to recover those cost increases.

Loss of bonding may adversely impact our Canadian operations.
The Company has obtained bonding in Canada through posting a cash deposit with a Canadian surety company. This was the only vehicle available for securing adequate bonding for M&M to continue its operations. The loss of such bonding could have a material adverse impact on the revenues and related profitability of M&M. The Company is currently seeking non-cash secured bonding. Failure to obtain such bonding could adversely impact the Company through reduced revenue and profit.
Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.
Our revenue and operating results could vary significantly from quarter to quarter. In addition, we cannot predict with certainty our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:
•	fluctuations in revenue earned on contracts;

•	commencement, completion, or termination of contracts during any particular quarter;

•	variable purchasing patterns under GSA schedule contracts and agency-specific indefinite delivery/indefinite quantity contracts;

•	providing services under a share-in-savings or performance-based contract;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	contract mix, the extent of use of subcontractors, and the level of third-party hardware and software purchases for customers;

•	changes in presidential administrations and senior federal government officials that affect the timing of technology procurement;

•	changes in policy or budgetary measures that adversely affect government contracts in general; and

•	the seasonality of our business.
Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not receive corresponding payments or revenue in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner
Our business commitments require our employees to travel to potentially dangerous places, which may result in injury to our employees.
Our business involves providing services that require our employees to operate in various countries around the world, including Iraq. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. Certain senior level employees or executives may, on occasion, be part of the teams deployed to provide services in these countries. As a result, it is possible that certain of our employees or executives will suffer injury or bodily harm in the course of these deployments. It is also possible that we will encounter unexpected costs in connection with additional risks inherent with sending our employees to dangerous locations, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control. These problems could cause our actual results to differ materially from those anticipated.

Unfavorable government audit results could force the Company to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.
A significant portion of our revenue comes from payments made by the U.S. government on prime contracts and subcontracts. The costs of these contracts are subject to audit by the Defense Contract Audit Agency (DCAA). Disallowance of these contract costs by DCAA could adversely affect the Company’s financial statements. Management periodically reviews its estimates of allowable and unallowable costs based on the results of government audits and makes adjustments, if any, as required .
If the government discovers improper or illegal activities, by the Company or its employees, the Company may be subject to civil and criminal penalties and administrative sanctions, including contract termination, forfeiture of profits, suspension of payments, fines, and suspension or disbarment from conducting future business with the government. In addition, the Company could suffer serious harm to our reputation if allegations of impropriety were made against it, whether or not true. The Company is not aware of any instances of improper or illegal activities of its employees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At September 30, 2005, only our M&M subsidiary had amounts outstanding under a revolving credit facility. This amount is expected to be repaid during the fourth quarter using funds from operations. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements nor do we have any plans to do so in the immediate future.
Cash and cash equivalents, as of September 30, 2005, were $7.6 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income for the nine months ended September 30, 2005.
Foreign Exchange Risk
We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Canadian subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Canadian subsidiaries.
In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by an immaterial amount. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective for the reasons described in the following paragraph.
We filed our quarterly reports for the quarters ended March 31, 2005 and June 30, 2005 on Form 10-QSB as a small business issuer. In connection with the preparation of this quarterly report for the quarter ended September 30, 2005, we determined that pursuant to Item 10(a)(2) of Regulation S-B we ceased to qualify as a small business issuer as of January 1, 2005 because our public float exceeded $25 million as of the end of the last two years. As a result, we were not eligible to file our 2005 quarterly reports on Form 10-QSB, but were instead required to file them on Form 10-Q. Consequently, we are filing this quarterly report on Form 10-Q instead of Form 10-QSB and we intend to promptly amend our quarterly reports for the quarters ended March 31, 2005 and June 30, 2005 in order to file them on Form 10-Q with all the disclosure that Form 10-Q requires. Although much of the disclosure required by Form 10-Q is also required by Form 10-QSB, there are differences between the forms, including differences in the required presentation of our financial statements, as well as additional disclosure regarding market risk required by Form 10-Q.
The Company’s current chief executive officer and chief financial officer joined the Company in June 2005. Internal controls and procedures in place during the first and second quarter 10-Q process included a Form 10-QSB applicability review by senior management and consultation with outside legal and accounting professionals. Internal control reviews by senior management and outside consultants for the third quarter 10-Q process determined that the Company incorrectly filed Form 10-QSB for the quarters ended March 31 and June 30, 2005. We have taken steps to enhance our disclosure controls and procedures, including hiring a new controller with SEC reporting experience, appointing a chairman of the audit committee and initiating a search for a general counsel with SEC reporting experience.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Section 16(b) Claim
In July 2004, a complaint was filed by Todd Augenbaum (“Augenbaum”) against Robert Genovese, Endeavor Capital Group, LLC, and BG Capital Group, Ltd. (collectively, the “Genovese Defendants”) seeking to recover “short-swing profits” alleged to have been unlawfully obtained by Mr. Genovese and his affiliated companies in violation of Section 16(b) of the Securities Exchange Act of 1934. The Company was named as a nominal defendant in the action, but has no liability for the asserted claims.
The Company is currently in settlement negotiations with Augenbaum and the Genovese Defendants for the resolution of all claims in this action.
Claim by the Former President of the Company
In August 2004, Donal R. Myrick, the former President and CEO of the Company, filed a complaint for alleged breach of employment contracts and damages associated with a delayed stock sale. The dispute was submitted to mediation in October 2005 and the Company is negotiating with Mr. Myrick for a settlement and dismissal of all claims in this action.
Harassment Suit
As previously reported, three former employees filed suits against the Company in December 2002 in the United States District Court in Arizona alleging violation of civil rights, discrimination, harassment, hostile work environment and retaliation. As also previously reported, the plaintiffs secured a judgment against the Company in January 2005, for which the Company had accrued an expense of approximately $238,000 at June 30, 2005. The Company fully settled the judgment and all related claims for a payment of $188,000.
Garrison Lawsuit
On February 22, 2005, Spectrum Sciences & Software, Inc., a wholly owned subsidiary of the Company (“SSSI”), filed suit against former employees Donald L. Garrison, David M. Hatfield and their current employer Control Systems Research, Inc. SSSI alleges that during their employment at SSSI, Mr. Garrison and Mr. Hatfield were actively involved with the development and application of the Safe Range project, a proprietary SSSI product, and other non-technical company information such as employee wage data and personnel files, marketing plans, bidding information and information about other SSSI contracts and affairs. The suit alleges that Garrison and Hatfield used SSSI’s confidential and proprietary information (in violation of their signed agreements for Protection of Proprietary Information) to improperly compete with their new employer (Control Systems Research, Inc.) against SSSI with regards to the Safe Range program and other related government contracts. The five counts identified in the lawsuit include breach of contract, violation of Uniform Trade Secrets Act, tortious interference, conversion, and civil conspiracy.
Total damages to SSSI were not specified. The defendants have responded to the initial complaint and discovery is continuing. A hearing was held on October 3, 2005 on SSSI’s motion to compel discovery and CSR’s motion for a protective order. The court granted a temporary protective order to CSR and directed that a follow-on hearing be scheduled to hear further arguments on SSSI’s request for an injunction against the defendants. The Company currently does not know what the outcome of this litigation will be.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2005.
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Date: November 14, 2005

By:	/s/ DARRYL K. HORNE

Darryl K. Horne
President and Chief Executive Officer

Date: November 14, 2005

By:	/s/ MICHAEL M. MEGLESS

Michael M. Megless
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith