Form 10-Q/A
period 2005-09-30
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
filed 2005-11-22
CIK 1229195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 of Spectrum Sciences & Software Holdings Corp. (“Spectrum” or the “Company”) originally filed with the Securities and Exchange Commission on November 14, 2005. This Amendment is being filed to make the following amendments to Part I Financial Information:
•	To correct certain typographical errors;

•	To recategorize certain amounts disclosed in the Condensed Consolidated Statements of Cash Flows and add a footnote to such Statements;

•	To revise the explanatory text supporting the pro forma results table in Footnote 3 of the Notes to the Consolidated Financial Statements; and

•	To add a new Footnote 6 Property and Equipment to the Notes to the Consolidated Financial Statements and make conforming changes to such Notes.
Except as referenced above, this Amendment does not modify or update the disclosures in the Company’s original report on Form 10-Q filed on November 14, 2005.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-Q/A

i

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-Q/A
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The matters discussed in our Quarterly Report on Form 10-Q/A may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could” “expect” “estimate” “may” “potential” will” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors”, as well as any cautionary language in the Form 10-Q/A, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, activity levels, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the Form 10-Q/A. Subsequent events and developments may cause our views to change. However, while we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,641,903	$5,666,910
Short-term investments	—	18,795,143
Receivables	16,997,310	2,759,756
Due from Shareholder	—	705,126
Inventories	679,036	79,010
Prepaid expenses & other current assets	551,213	882,478

Total current assets	25,869,462	28,888,423

Property and equipment, net	7,775,703	2,280,746
Goodwill	14,879,831	—
Investments in joint ventures	1,483,545	—
Other assets	676,501	43,810

TOTAL ASSETS	$50,685,042	$31,212,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,360,534	$1,025,030
Line of credit	1,082,449	0
Accrued expenses	2,082,435	482,923
Current portion due to related party	63,630	705,126
Deferred revenues	186,423	228,968
Provision for contract losses	404,554	148,248
Deferred tax liability	377,315	—
Current portion of long-term debt	386,863	—

Total current liabilities	11,944,203	2,590,295

Long-term liabilities:
Long-term debt, less current portion	2,461,826	—
Due to related party, less current portion	17,335	—
Non-current deferred tax liability	74,943	—

TOTAL LIABILITIES	$14,498,307	$2,590,295

Commitments and contingencies (Note 11)
Minority interest	98,021	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 44,072,200 and 38,969,300 issued and outstanding at September 30, 2005 and December 31, 2004	4,407	3,897
Additional paid-in capital	79,865,695	69,895,120
Accumulated deficit	(44,136,378)	(41,277,155)
Accumulated other comprehensive income	354,990	822

Total stockholders’ equity	36,088,714	28,622,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,685,042	$31,212,979

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	3 months ended		9 months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$16,819,802	$3,008,950	$31,158,841	$10,024,275

Cost of revenues	14,735,363	2,843,446	27,004,576	9,172,751

Gross profit	2,084,439	165,504	4,154,265	851,524

Operating expenses	2,399,651	970,200	7,683,575	41,975,574

Loss from operations	(315,212)	(804,696)	(3,529,310)	(41,124,050)

Total non-operating income (expense), net	185,908	114,863	713,652	110,363

Loss before provision for income taxes	(129,304)	(689,833)	(2,815,658)	(41,013,687)

Income tax benefit	8,655	0	59,138	61,330

Loss before minority interest	(120,649)	(689,833)	(2,756,520)	(40,952,357)

Minority interest income (loss)	63,860	0	(102,703)	0

Net Loss	$(56,789)	$(689,833)	$(2,859,223)	$(40,952,357)

Weighted average common shares outstanding:
Basic and diluted	44,072,200	40,069,300	41,634,154	31,739,682

Loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.07)	$(1.29)

Net Loss	(56,789)	(689,833)	(2,859,223)	(40,952,357)
Foreign currency translation adjustments	309,405	0	354,990	0
Unrealized gain on available for sale securities	0	29,435	0	43,216

Total comprehensive income(loss)	$252,616	$(660,398)	$(2,504,233)	$(40,909,141)

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

2005
Disclosure of reclassification amount:
Reclassification adjustment for losses included in net loss	$822
See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2005	2004
Cash flows from operating activities

Net loss	$(2,859,223)	$(40,952,357)
Adjustments to reconcile net loss to net
Cash used in operating activities
Issuance of stock options to related party for consulting services	0	37,258,300
Investor relations expenses paid by a related party	0	2,057,500
Amortization of investment bond premium	0	33,984
Depreciation	495,301	113,863
Issuance of stock options to employees	1,399,026	125,358
Deferred income taxes	0	(28,594)
Minority interest	98,021	0
Loss on disposal of equipment	16,245	0
Realized loss on the sale of bonds	(822)	5,610
Changes in assets and liabilities
Receivables	(6,322,261)	(1,018,705)
Accounts payable	4,550,828	(461,932)
Provision for contract losses	256,306	0
Other balance sheet changes	543,126	(1,100,360)

Net cash used in operating activities	(1,823,453)	(3,967,333)

Cash flows from investing activities
Maturities (purchases) of available for sale investments, net	18,795,143	(21,915,507)
Acquisitions, net of cash received	(12,411,884)	0
Purchase of property and equipment	(738,103)	(204,574)
Proceeds from the sale of equipment	74,161	0
Investments in joint ventures	(341,544)	0

Net cash provided by (used in) investing activities	5,377,773	(22,120,081)

Cash flows from financing activities
Issuance (repayment) of debt, net	(302,608)	(1,073,379)
Net (repayments) borrowings on lines of credit	(981,220)	0
Advances from related party	53,368	622,551
Proceeds from the exercise of stock options	4,059	31,113,685

Net cash provided by (used in) financing activities	(1,226,401)	30,662,857

Foreign exchange translation gain	(352,926)	0
Net (decrease) increase in cash and cash equivalents	1,974,993	4,575,443
Cash and cash equivalents at beginning of period	5,666,910	696,959

Cash and cash equivalents at end of period	$7,641,903	$5,272,402

Non-cash acquisitions of property and equipment totaled $2,230,434 and $0 for the periods ended September 30, 2005 and 2004, respectively.
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
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director and consultant stock options to purchase common stock. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.
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
3. ACQUISITIONS
M&M Engineering Limited
On February 1, 2005, the Company acquired M&M for $6,768,202 in cash; a combination of the purchase of 100% of the common stock of M&M and an issuance of 1,000 preferred shares to the Company. The purchase price for the common stock of M&M was $5,958,802 in cash. Pursuant to the Purchase Agreement, M&M redeemed 1,000 of its preferred shares held by EnerNorth Industries Inc. for $809,400 immediately prior to closing the acquisition and issued the same number of preferred shares to the Company for $809,400. The total cost of the acquisition includes approximately $297,000 of acquisition related expenses – for a total cost of $7,065,202. The primary purpose of this acquisition was to diversify the Company’s corporate customer base beyond U.S. federal government contracting and to capitalize on the growth potential in the natural resource sector to include: the offshore oil and gas industries, the hydroelectric sector, mining and the pulp and paper industries in Newfoundland and Labrador.
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
Horne Services, Inc.
On May 11, 2005, the Company acquired all of the issued and outstanding capital stock of Horne Services, Inc. (“Horne”), from its shareholders, Darryl K. Horne, Charlene M. Horne and Michael M. Megless (the “Horne Shareholders”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Horne was merged with and into Horne Acquisition LLC, a wholly owned subsidiary of the Company. The purchase price for the capital stock of Horne was $4.5 million in cash and 6.1 million unregistered shares of the Company’s common stock (the “Shares”). Additional shares of common stock could subsequently become issuable by the Company to the Horne Shareholders to the extent that the average closing price of the Company’s common stock on NASD OTC Bulletin Board, or other public securities market, for the trading days during the two month period ending on May 11, 2007 is less than $3.25 per share, subject to Horne (on a stand alone basis) meeting or exceeding 2005 gross revenues of $75 million with EBITDA (as defined in the Merger Agreement) of $3.25 million (the “2005 EBITDA”) and EBITDA of not less than $3.25 million in 2006. Pursuant to an Amendment and Waiver Agreement entered into among the parties to the Merger Agreement on May 11, 2005 (the “Amendment”), the Company held back 4.0 million of the Shares payable to the former Horne Shareholders under the Merger Agreement (the “Hold Back Shares”), with the disposition of those shares subject to two conditions. First, the Amendment requires the Company to release 3.0 million of the Hold Back Shares to the former Horne Shareholders promptly upon receiving certain third party consents relating to certain of Horne’s contracts, which are specified in the Amendment. Second, if Horne’s 2005 EBITDA is less than $3.25 million (the “EBITDA Shortfall”), the Company will be entitled to recover any remaining Hold Back Shares limited such that the value of the recovered Hold Back Shares, based on the closing price of the Company’s common stock on May 11, 2005, does not exceed three times the EBITDA Shortfall. As of November 11, 2005, the Company has received the required consents described above and intends to promptly issue three million of the Hold Back Shares to Horne’s former shareholders. See also subsequent events described in Note 13.
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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
Pro Forma Results
The results of these acquisitions, had they been consummated at the beginning of each period shown, are included in the pro forma information below. The historical revenues and earnings of M&M, CEECO, and Horne for the nine months ended September 30, 2005 and 2004 have been combined with the revenues and earnings of Spectrum Sciences & Software Holdings Corp. for the three and nine months ended September 30, 2005 and 2004, respectively. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each of the three and nine month periods represented and is not necessarily indicative of results that may be obtained in the future.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$16,819,802	$13,958,132	$54,446,030	$36,338,950
Net loss	(56,789)	(223,456)	(2,714,419)	(39,768,530)
Loss per share — Basic & Diluted	$—	$(0.01)	$(0.07)	$(1.25)
Total revenues for the three months ended September 30, 2005 increased as compared with the same period in 2004, primarily as a result of the acquisitions of M&M, CEECO and Horne, offset by the $1.8 million reduction in revenues from the Gila Bend contract. The reduction in the net loss is primarily due to the profitability of the three subsidiaries acquired during 2005.
For the nine month period ended September 30, 2005, the Company incurred $1.4 million in stock based compensation expense, a $880,000 loss for SSSI and significant positive earnings contributions from the acquired companies; the net loss reported above was also significantly impacted by merger and acquisition activity during the period including costs for accounting and legal fees, investor relations, and consulting, as well as Hurricane Dennis, the second hurricane to hit the Florida Gulf Coast in less than a year. The loss for the nine months ended September 30, 2004 includes approximately $37.4 million of stock compensation expense.
4. RECEIVABLES
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company’s Industrial and Offshore major clients include Exxon Mobil, Petro Canada, Halliburton, Husky Energy, Inco Ltd., Iron Ore Company of Canada, North Atlantic Refining Ltd., Abitibi Consolidated and Corner Brook Pulp and Paper. The Company’s Repair and Overhaul segment’s customers include: the U.S. Navy, U.S. Coast Guard, Military Sealift Command, Rinker Cement and Disney Cruise Lines. The U.S. Air Force and the U.S. Navy are the major customers for the Security Solutions segment. The U.S. Department of Defense (including the Army Environmental Center and the Army Corp of Engineers), Lockheed Martin, Battelle, Staubach, Louisiana State University, Department of Homeland Security (including the Transportation Security Agency), Federal Aviation Administration, the General Services Administration (GSA Schedules), USAID, and other government agencies are the major customers for the Company’s Engineering Consulting segment. Bechtel International, Inc. is the major customer for the Company’s Procurement Services segment.

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

5. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories are summarized as follows:

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)

	September	December
Inventories	30, 2005	31, 2004
Raw materials, net of reserve	$443,386	$20,483
Work in process	163,061	58,527
Finished goods	72,589	—

Total Inventories	$679,036	$79,010

6. PROPERTY AND EQUIPMENT

	September	December
Property & Equipment	30, 2005	31, 2004
Land	858,462	175,000
Buildings and Improvements	4,947,664	1,698,572
Furniture & fixtures	49,273	39,541
Manufacturing Equipment	1,385,707	1,012,541
Tools & Equipment	430,638
Office Equipment	673,573	245,119
Vehicles	390,125	55,390
Equipment under capital Lease	707,400
Investment Property	220,900	220,900

Total	9,663,742	3,447,063

Accumulated Depreciation	(1,888,039)	(1,166,317)

Property & Equipment, net	7,775,703	2,280,746

7. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of mortgages of $2.12 million and capital leases of $.73 million. The interest rates on the mortgages are either fixed at 7% or adjustable at the Royal National Bank of Canada’s cost of funds plus 3.25% (6.591% at September 30, 2005). The interest rates on the capital leases range from 0% to 14.9%.
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
8. RELATED PARTY TRANSACTIONS
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
9. STOCK OPTION PLAN
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
10. SEGMENT INFORMATION
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Through its four subsidiaries, the Company has five operating segments. The Security Solutions segment as reported by SSSI includes operations for management services, manufacturing, and engineering and information technology predominantly in the munitions and Homeland safety arena. The Industrial and Offshore segment reported by M&M Engineering Ltd. includes the Company’s engineering, mechanical contracting and steel fabrication in the Province of Newfoundland, Canada. The Repair and Overhaul segment as reported by Coast Engine and Equipment Company, Inc. is engaged in providing specialized fabrication and maintenance for ships, lifeboats and maritime navigation systems. The two segments reported by Horne Services, LLC are Engineering Consulting and Procurement Services. Engineering Consulting services consist of environmental sampling, occupational safety and transportation consulting. Procurement Services support large government programs for infrastructure rebuilding and acquisition. The following is a summary of certain financial information related to the five segments during the nine months ended September 30, 2005 and 2004. Results are not reported in 2004 for the Industrial and Offshore segment, the Repair and Overhaul segment, the Engineering Consulting segment, and the Procurement Services segment as they were not part of the Company’s operations during that time period.
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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Security Solutions
Total revenue	$1,479,457	$3,008,950	$4,772,264	$10,024,275
Operating (loss)income	(455,135)	165,504	(1,026,452)	851,524
Industrial and Offshore
Total revenue	7,764,540	—	13,442,367	—
Operating income	291,113	—	160,539	—
Repair and Overhaul
Total revenue	378,838	—	850,064	—
Operating income	47,006	—	133,479	—
Engineering Consulting
Total revenue	3,754,704	—	6,368,150	—
Operating income	229,382	—	426,425	—
Procurement Services
Total revenue	3,442,263	—	5,725,996	—
Operating income	258,512	—	319,201	—
Headquarters
Total revenue	—	—	—	—
Operating (loss)income	(686,090)	(970,200)	(3,542,502)	(41,975,574)
Total
Total revenue	$16,819,802	$3,008,950	$31,158,841	$10,024,275
Operating (loss)income	$(315,212)	$(804,696)	$(3,529,310)	$(41,124,050)

Security Solutions	$7,530,283	$3,071,143
Industrial and Offshore	12,323,352	—
Repair and Overhaul	448,821	—
Engineering Consulting	3,268,725	—
Procurement Services	1,925,607	—
Corporate Assets	25,188,254	28,141,836

Total Assets	$50,685,042	$31,212,979

See accompanying notes to consolidated financial statements.
11. COMMITMENTS AND CONTINGENCIES
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
During 2004, the Industrial and Offshore segment through Liannu was awarded contracts totaling $7.79 million with Voisey’s Bay Nickel Company (“VBNC”), which produced revenue of $3.80 million during fiscal 2004. Voisey’s Bay is located in Newfoundland and Labrador, and is the site of a large nickel deposit currently being developed by INCO through its subsidiary, VBNC. The contracts awarded to Liannu to date include: the fabrication of four concentrate storage tanks; the fabrication of various pumphouses, including a port fuel unloading/dispensing system; a fire/fresh water pumphouse, a potable water pumphouse and a mill site fuel dispensing system; and the fabrication of forty-nine unique tanks to be used for various purposes in the storing and refining of ore.
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
13. SUBSEQUENT EVENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The new senior management of the Company has begun to integrate the subsidiaries into a cohesive organization that will capitalize on the strengths of the individual subsidiaries and provide synergistic and focused solutions for our clients. As part of this effort, the Company has formed a transition team comprised of members from each organization. Its objective is to identify synergies in operations, products and services, its clients and administration processes that will result in a more efficient Company better able to focus on its core strengths by optimizing and aligning all of its resources. The recommendations of the transition team will be a very important factor in determining the Company’s future direction.

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
Recognized revenues for the period of $7,764,540 include approximately $524,000 of revenues generated by its 49% interest in Liannu LLP. Gross profits for the three-month period ended September 30, 2005 were approximately 10.6% of recognized revenues. This profit margin is less then the historical profit margins of 15 to 20%. This is primarily because a significant project during the period operated at a loss. Without this contract, the segment’s gross margin would have been approximately 18% for the quarter. The Industrial and Offshore segment typically experiences its highest business volume in the April to November timeframe, and a slow down of activity is anticipated for the upcoming winter months.
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

	For the three months ended September 30,
	2005		2004
Revenue	$3,754,704	100.0%	NA	NA

Cost of revenue	2,860,820	76.2%	NA	NA

Gross profit	$893,884	23.8%	NA	NA
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
The gross profit percentage increased for the quarter as a result of a final billing rate adjustment on the Bechtel National Inc. contract. This adjustment applies to all contract billings for the year.
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

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
Consolidated Overview
For the nine month period ended September 30, 2005, the revenues reported for the Company include a full nine months of operations for SSSI, eight months of operations for M&M (February 1, 2005 through September 30, 2005), seven months of operations for CEECO (March 1, 2005 through September 30, 2005), and five months of operations for Horne (May 1, 2005 through September 30, 2005). For the nine month period ended September 30, 2004, the revenue depicted during that period includes only that of SSSI. The five segments depicted are Security Solutions, Industrial and Offshore, Repair and Overhaul, Engineering Consulting, and Procurement Services.

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

	For the nine months ended September 30,
	2005		2004
Revenue	$4,772,264	100.0%	$10,024,275	100.0%

Cost of revenue	4,665,154	97.7%	9,172,751	91.5%

Gross profit	$107,110	2.3%	$851,524	8.5%
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

	For the five months ended September 30,
	2005		2004
Revenue	$6,368,150	100.0%	NA	NA

Cost of revenue	4,795,083	75.3%	NA	NA

Gross profit	$1,573,067	24.7%	NA	NA

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
A significant portion of our revenue comes from payments made by the U.S. government on prime contracts and subcontracts. The costs of these contracts are subject to audit by the Defense Contract Audit Agency (DCAA). Disallowance of these contract costs by DCAA could adversely affect the Company’s financial statements. Management periodically reviews its estimates of allowable and unallowable costs based on the results of government audits and makes adjustments, if any, as required.
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
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of November, 2005.
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Date: November 22, 2005

By:	/s/ Darryl K. Horne

Darryl K. Horne President and Chief Executive Officer

Date: November 22, 2005

By:	/s/ Michael M. Megless

Michael M. Megless Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.