Form 10-Q/A
period 2005-03-31
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
filed 2005-12-23
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___
Commission File Number: 000-50373
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	90-0182158

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3130 Fairview Park Drive, Suite 400,
Falls Church, Virginia	22042

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 703-564-2967
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 23, 2005 there were 44,072,200 shares of the issuer’s common stock outstanding.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-Q/A
Explanatory Note
This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly report on Form 10-QSB for the quarter ended March 31, 2005 of Spectrum Sciences & Software Holdings Corp. (the “Company”) originally filed with the Securities and Exchange Commission on May 23, 2005 and amended by Form 10-QSB/A filed on June 7, 2005. This Amendment is being filed to make the following changes to the Quarterly Report:
•	To correct the filing to a 10-Q from a 10-QSB as originally filed. This change requires that certain additional information be added to our original filing including December 31, 2004 comparative balance sheets and market risk disclosures.

•	To revise the financial statements to properly reflect the impact of foreign currency to the financial statements and to replace the previously filed cash flow statement.

•	To revise the footnotes to the financial statements to summarize previously issued financial data and to include comparative financial data from prior periods.

•	To update “Subsequent Events” through the filing date.

•	To amend the Management’s Discussion and Analysis to conform to the segments presented in our current filings and to include historical data for comparison purposes.

•	To add Part I, Item 3 Quantitative and Qualitative Disclosures about Market Risk.

•	To revise the Controls and Procedures section.
This Amendment No. 2 does not modify or update disclosures presented in the original Form 10-QSB and Amendment No. 1 thereto on Form 10-QSB/A except as set forth above. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-QSB and Amendment No. 1 thereto on Form 10-QSB/A, including any amendments to those filings.

i

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-Q/A

ii

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-Q/A
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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$611,780	$5,666,910
Short-term investments	15,223,262	18,795,143
Receivables	5,478,656	2,759,756
Due from Shareholder	705,126	705,126
Inventories	536,687	79,010
Prepaid expenses & other current assets	1,373,236	882,478

Total current assets	23,928,747	28,888,423

Property and equipment, net	5,008,742	2,280,746
Goodwill	1,715,641	—
Investments in joint ventures	761,736	—
Other assets	23,071	43,810

TOTAL ASSETS	$31,437,937	$31,212,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,558,835	$1,025,030
Accrued expenses	508,130	482,923
Current portion due to related party	738,152	705,126
Deferred revenues	210,181	228,968
Provision for contract losses	—	148,248
Deferred tax liability	124,899	—
Current portion of long-term debt	188,960	—

Total current liabilities	3,329,157	2,590,295

Long-term liabilities:
Long-term debt, less current portion	355,988	—
Due to related party, less current portion	17,388	—
Non-current deferred tax liability	36,233	—

TOTAL LIABILITIES	$3,738,766	$2,590,295

Commitments and contingencies (Note 11)
Minority interest	20,081	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 38,972,200 and 38,969,300 issued and outstanding at March 31, 2005 and December 31, 2004	3,897	3,897
Additional paid-in capital	70,650,841	69,895,120
Accumulated deficit	(43,021,851)	(41,277,155)
Accumulated other comprehensive income	46,203	822

Total stockholders’ equity	27,679,090	28,622,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,437,937	$31,212,979

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues	$2,542,610	$3,596,578

Cost of revenues	2,148,136	3,274,381

Gross profit	394,474	322,197

Operating expenses	2,293,195	13,951,585

Loss from operations	(1,898,721)	(13,629,388)

Total non-operating income (expense), net	174,106	(12,951)

Loss before provision for income taxes	(1,724,615)	(13,642,339)

Income tax benefit	0	61,330

Loss before minority interest	(1,724,615)	(13,581,009)

Minority interest income(loss)	(20,081)	0

Net Loss	$(1,744,696)	$(13,581,009)

Weighted average common shares outstanding:
Basic and diluted	34,941,075	19,316,934

Loss per share:
Basic and diluted	$(0.05)	$(0.70)

Net Loss	$(1,744,696)	$(13,581,009)
Foreign currency translation adjustments	68,375	0
Unrealized gain on available for sale securities	(22,994)	0

Total comprehensive income(loss)	$(1,699,315)	$(13,581,009)

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statement of Stockholders’ Equity (Unaudited)

					Accumulated
					Other
	Common Stock			Accumulated	Comprehensive
	Shares	Amount	APIC	Deficit	Income(Loss)	Total

Balance at January 1, 2005	38,969,300	$3,897	$69,895,120	$(41,277,155)	$822	$28,622,684
Stock options issued for consulting services	—	—	751,662	—	—	751,662
Exercise of stock options	2,900	—	4,059	—	—	4,059
Unrealized loss on investments	—	—	—	—	(22,994)	(22,994)
Foreign currency translation adjustments	—	—	—	—	68,375	68,375
Net loss	—	—	—	(1,744,696)	—	(1,744,696)

Balance at March 31, 2005	38,972,200	$3,897	$70,650,841	$(43,021,851)	$46,203	$27,679,090

2005
Disclosure of reclassification amount:
Reclassification adjustment for losses included in net loss	$822
See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(1,744,696)	$(13,581,009)
Adjustments to reconcile net loss to net Cash used in operating activities
Issuance of stock options to related party for consulting services	0	11,418,038
Investor relations expenses paid by a related party	0	2,065,000
Amortization of investment bond premium	41,801	445
Depreciation	68,837	32,327
Issuance of stock options to employees	751,662	0
Deferred income taxes	6,592	(28,594)
Minority interest	20,081	0
Loss on disposal of equipment	1,633	0
Realized loss on the sale of bonds	(822)	0
Changes in assets and liabilities
Receivables	629,226	(386,994)
Accounts payable	(467,397)	(160,273)
Provision for contract losses	(148,248)	0
Other balance sheet changes	129,606	122,136

Net cash used in operating activities	(711,725)	(518,924)

Cash flows from investing activities
Maturities (purchases) of available for sale investments, net	3,547,657	0
Acquisitions, net of cash received	(7,167,497)	0
Purchase of property and equipment	(299,449)	(7,817)
Proceeds from the sale of equipment	0	0
Investments in joint ventures	5,634	0

Net cash used in investing activities	(3,913,655)	(7,817)

Cash flows from financing activities
Issuance (repayment) of debt, net	(557,228)	(851,897)
Net (repayments) borrowings on lines of credit	0	0
Advances from related party	(2,797)	598,916
Proceeds from the exercise of stock options	4,059	1,485,000

Net cash (used in) provided by financing activities	(555,966)	1,232,019

Foreign exchange translation	126,216	0

Net (decrease) increase in cash and cash equivalents	(5,055,130)	705,278
Cash and cash equivalents at beginning of period	5,666,910	696,959

Cash and cash equivalents at end of period	$611,780	$1,402,237

Non cash acquisitions of property & equipment totaled $0 and $0 for the periods ended March 31, 2005 and 2004, respectively.
See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2005 and 2004 have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented.
The results of operations for the interim periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, in addition to the interim financial statements, exhibits and related notes included in the Company’s Form 8-Ks filed on February 1, 2005, February 25, 2005, and May 11, 2005, and any amendments thereto.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Spectrum Sciences & Software Holdings Corp. (the “Company”), headquartered in Falls Church, Virginia, has three reportable segments: Security Solutions, Industrial and Offshore, and Repair and Overhaul. Security Solutions includes the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and software to assist in hazard management and weapons impact analysis. The Security Solutions segment comprises the previously reported segments of management services, manufacturing, and engineering and information technology. Industrial and Offshore operations include the Company’s engineering, mechanical contracting, and steel fabrication operations in the Province of Newfoundland, Canada. The Company’s Repair and Overhaul segment is engaged in providing specialized fabrication and maintenance for ships, lifeboats, and maritime navigation systems.
The Company acquired M&M Engineering Limited (M&M) and Coast Engine and Equipment Co., Inc. (CEECO), during the 2005 fiscal year. Details of these acquisitions are included in Note 3.
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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
The Company currently has a net operating loss carry forward of approximately $9,300,000, which would equate to a deferred tax asset of approximately $3,000,000 at March 31, 2005. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carryforward may not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or the carryforward may be limited as a result of changes in our equity ownership.
Earnings (Loss) Per Share
The Company reports its earnings (loss) per share in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2005 and 2004 as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.
Financial Instruments
The Company considers all highly liquid, interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and two years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in Other Comprehensive Income. Investments consist of debt instruments. Debt securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in Other Comprehensive Income.
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
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of M&M is the Canadian dollar. In the accompanying consolidated financial statements, the monetary assets and liabilities of M&M were translated to U.S. dollars using the March 31, 2005 exchange rate of ..8267 Canadian dollar to 1.00 U.S. dollar. All monetary consolidated statements of operations items of M&M were translated at the average exchange rate for the three months ended March 31, 2005 of .8223 Canadian dollar to 1.00 U.S. dollar.

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
Coast Engine and Equipment
On February 25, 2005, the Company acquired CEECO with an initial cash payment of $300,000 plus an earn-out over the next three years. Under the terms of the Purchase Agreement, the Company will pay to the former Shareholders of CEECO a total purchase price of up to $900,000 over a three-year period. The purchase price is payable in cash and common stock of the Company and is subject to certain adjustments, including, without limitation, adjustments based on CEECO’s earnings during such three-year period. In addition to the $300,000 cash payment for CEECO, there were approximately $30,000 of acquisition related expenses. Pursuant to a security agreement executed in connection with the Purchase Agreement, the former Shareholders of CEECO will retain a security interest in all of the assets of CEECO until the total purchase price has been paid. The Company has a three-year employment contract with Louis T. Rogers, former owner of CEECO. The CEECO acquisition allows the Company to exploit other non-government customer bases in the south-central Florida region. It also provides the opportunity to pursue business opportunities within the U.S. Coast Guard and U.S. Navy by increasing the Company’s presence in that market.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
Each acquisition described above was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition. For the three-month period ended March 31, 2005, the results of operations reported for the Company includes a full three months of operations for Spectrum Sciences & Software, Inc. (“SSSI”), a wholly owned subsidiary of the Company, two months of operations for M&M (February 1, 2005 through March 31, 2005) and one month of operations for CEECO (March 1, 2005 through March 31, 2005), respectively. For the three month periods ended March 31, 2004, the results of operations represent only those of SSSI.
Pro Forma Results
The results of these acquisitions, had they been consummated at the beginning of each period shown, are included in the pro forma information below. The historical revenues and earnings of M&M and CEECO for the three months ended March 31, 2005 and 2004 have been combined with the revenues and earnings of Spectrum Sciences & Software Holdings Corp. for the three months ended March 31, 2005 and 2004, respectively. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each of the three month periods represented and is not necessarily indicative of results that may be obtained in the future.

	Three months ended
	March 31,
	2005	2004
Revenue	$3,503,632	$5,973,984
Net loss	(1,666,351)	(13,575,276)
Loss per share — Basic & Diluted	$(0.05)	$(0.70)
The decreased revenue for the three months ended March 31, 2005 as compared with the same quarter in 2004 is the lack of revenue from the Gila Bend contract that ended in late 2004 offset by an increase in first article production in the manufacturing group. The Gila Bend contract contributed approximately $2.6 million of revenue during the quarter ended March 2004. In addition to $0.7 million in stock-based compensation expense and a $95,000 loss for SSSI; the 2005 net loss reported above was also significantly impacted by merger and acquisition activity during the period including costs for accounting and legal fees, investor relations and consulting. The loss for the three months ended March 31, 2004 includes approximately $11.4 million of stock compensation expense and $2.1 million of investor relations expenses.
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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)

	March	December
	31, 2005	31, 2004
Receivables
Billed receivables	$3,409,128	$1,467,285
Unbilled receivables	1,901,072	1,165,514
Holdbacks	134,252	—
Other	34,204	126,957

Total Receivables	$5,478,656	$2,759,756

5. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories are summarized as follows:

	March	December
	31, 2005	31, 2004
Inventories
Raw materials, net of reserve	$439,109	$20,483
Work in process	58,175	58,527
Finished goods	39,403	—

Total Inventories	$536,687	$79,010

6. PROPERTY AND EQUIPMENT

	March	December
	31, 2005	31, 2004
Property & Equipment
Land	458,462	175,000
Buildings and Improvements	2,993,806	1,698,572
Furniture & fixtures	40,381	39,541
Manufacturing Equipment	1,460,508	1,012,541
Tools & Equipment	326,215	—
Office Equipment	423,724	245,119
Vehicles	282,268	55,390
Equipment under capital Lease	319,780	—
Investment Property	220,900	220,900

Total	6,526,044	3,447,063

Accumulated Depreciation	(1,517,302)	(1,166,317)

Property & Equipment, net	5,008,742	2,280,746

7. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of mortgages of $.4 million and capital leases of $.15 million. The interest rate on the mortgage is adjustable at the Royal National Bank of Canada’s cost of funds plus 3.25% (6.1% at March 31, 2005). The interest rates on the capital leases range from 0% to 14.9%.
The Company also maintains lines of credit through two of its subsidiaries. These lines of credit provide operating funds for normal business activities. These financing arrangements are described below.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
CIBC Facility
M&M maintains its own revolving line of credit facility with a commercial bank, the Canadian Imperial Bank of Commerce (“CIBC”). This credit facility (the “CIBC Facility”) was initially entered into in December 1994 and has been amended and renewed from time to time. The CIBC Facility currently allows the Company to borrow up to the lesser of i) $1.40 million Canadian, or ii) 75% of receivables from governments or large institutions and 60% of other receivables to finance working capital requirements on a revolving basis. The CIBC Facility is payable upon demand and bears interest at prime plus 2.25%. As of March 31, 2005, there was $0 outstanding under the CIBC Facility.
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
Magna Credit Facility
During 2003, Magna negotiated a credit facility in the amount of $797,871, which is repayable on demand and bears interest at the bank’s prime lending rate plus 1.50% per annum. As security, M&M has provided a $199,468 guarantee plus an agreement to postpone debt of a further $279,255. There was no outstanding balance of this demand loan as of March 31, 2005. M&M has not been liable for any guarantees under this credit facility.
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
Transactions related to Coast Engine and Equipment Company
During the three month periods ended March 31, 2005, the Company received cash advances from two of the CEECO officers of $24,800. These advances are non-interest bearing and are expected to be repaid within six months. At March 31, 2005, the Company owed $33,206 to the CEECO officers.
In March 2005, the Company purchased two vehicles through loans from the CEECO officers totaling $25,614. One vehicle was purchased for $33,614 through a trade-in allowance of $24,500 and cash paid by the CEECO officers of $9,114, which is included in loans from CEECO officers on the accompanying balance sheet. The other vehicle was purchased for $16,500 in cash paid by the CEECO officers and is also included in loans from CEECO officers on the accompanying balance sheet. The amounts due to the CEECO officers are non-interest bearing and are to be repaid through monthly payments in the amounts of $456 through November 2006 and $458 through March 2008. Amounts repaid to the CEECO officers during the three-month period ended March 31, 2005 totaled $0. The following are the payment obligations for the years ending December 31:

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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
10. SEGMENT INFORMATION
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Through its three subsidiaries, the Company has three operating segments. The Security Solutions segment as reported by Spectrum, Inc. includes operations for management services, manufacturing, and engineering and information technology predominantly in the munitions and Homeland safety arena. The Industrial and Offshore segment reported by M&M includes the Company’s engineering, mechanical contracting and steel fabrication in the Province of Newfoundland, Canada. The Repair and Overhaul segment as reported by Coast Engine and Equipment Company, Inc. is engaged in providing specialized fabrication and maintenance for ships, lifeboats and maritime navigation systems. The following is a summary of certain financial information related to the three segments during the three months ended March 31, 2005 and 2004. Results are not reported in 2004 for the Industrial and Offshore segment and the Repair and Overhaul segment as they were not part of the Company’s operations during that time period.
For the three month periods ended March 31, 2005, the segment results reported for the Company include a full three months of operations for SSSI, two months of operations for M&M (beginning February 1, 2005) and one months of operations for CEECO (beginning March 1, 2005. For the three month periods ended March 31, 2004, the segment results represent only those of SSSI. Note that the previously reported segments of management services, engineering and information technology, and manufacturing have now been consolidated into the Security Solutions segment consistent with how the Company is now being managed.

	Three months ended
	March 31,
	2005	2004
Security Solutions
Total revenue	$1,650,752	$3,596,578
Operating (loss)income	(165,548)	322,197
Industrial and Offshore
Total revenue	781,252	—
Operating income	(354,144)	—
Repair and Overhaul
Total revenue	110,606	—
Operating income	12,196	—
Headquarters
Total revenue	—	—
Operating (loss)income	(1,391,225)	(13,951,585)
Total
Total revenue	$2,542,610	$3,596,578
Operating (loss)income	$(1,898,721)	$(13,629,388)

Identifiable Assets	March 31, 2005	December 31, 2004
Security Solutions	$5,572,190	$3,071,143
Industrial and Offshore	5,213,735	—
Repair and Overhaul	296,001	—
Corporate Assets	20,356,011	28,141,836

Total Assets	$31,437,937	$31,212,979

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
11. COMMITMENTS AND CONTINGENCIES
Legal Matters
Harassment Suit
In December 2002, three SSSI employees each filed complaints for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court, District of Arizona. The case numbers for these complaints are: CIV ’02 2621PHX MHM; CIV ’02 2619 PHX DKD; and CIV ’02 2620 PHX FJM. In January 2003, SSSI filed answers to all three complaints, denying all allegations of wrongdoing. The plaintiffs requested the following: compensatory damages, plus special incidental damages in such a sum as may be proven at trial; punitive damages in such a sum as may be proven at trial; cost for the suit; cost of attorney’s fees; and such other relief as the court deems just and proper. The case was brought for trial on January 31, 2005 and the case was adjudicated in favor of the plaintiffs with a total award of $383,100 plus attorney’s fees. The awards were for $300,000, $80,000, and $3,100 respectively for the three plaintiffs. On March 7, 2005 the plaintiffs lodged a Form of Judgment with the court. SSSI filed an objection to the Form of Judgment on the basis that the judgment amounts exceed the statutory limits allowed under Title VII of the Civil Rights Act of 1964. SSSI asserted that under 42 U.S.C. 1981a(3) the maximum individual award should not exceed $50,000 per plaintiff as the operations in Arizona did not exceed 100 total employees during the relevant periods for the case. Upon motion by SSSI, the court reduced the individual $300,000 award down to $100,000 and brought the total to $183,100. As we believe the ruling was still based on incorrect assumptions, SSSI has petitioned the court to reconsider and has provided evidence of a $50,000 cap per claimant as the appropriate form of judgment. The court has not yet ruled on SSSI’s request for reconsideration.
Section 16 (b) Claim
In July, 2004, a complaint was filed in the United States District Court, southern District of Florida by Todd Augenbaum against Robert Genovese (“Genovese”), Endeavor Capital Group, LLC, BG Capital Group, Ltd, and SSSI. The suit alleges that Genovese and his affiliated companies beneficially owned more than 10% of the outstanding common stock of SSSI and that Genovese acted as an officer and director of the Company. Based on these assertions, the suit claims that Genovese was a statutory insider of SSSI, and as such, is presumed to have had access to material non-public information concerning the Company’s operations and future business prospects, and is therefore subject to the provisions of Section 16(b) of the Exchange Act. The action was brought by Mr. Augenbaum in order to obtain a recovery for the Company of short-swing profits alleged to have been unlawfully obtained by Genovese through the purchase and sale of Company securities. The Company is a nominal defendant in the action and has no liability for the claims asserted therein against the other defendents. The Company’s answer to the complaint was filed in the U.S. District Court, Ft. Lauderdale, FL on August 26, 2004. The plaintiff filed an Amended Complaint on October 18, 2004 and the Company filed its response as a nominal defendant November 12, 2004. The defendants filed a motion to dismiss the action and the court denied the motion on January 6, 2005. The Company cannot currently make a prediction of what the outcome of the litigation will be.
Claim by the former President of the Company, Mr. Donal R. Myrick
On August 24, 2004, the former President and CEO of the Company, Mr. Donal R. Myrick filed a complaint for alleged breach of employment contracts and damages associated with a delayed stock sale. The case was filed in the Circuit Court, First Judicial Circuit in and for Okaloosa County, Florida under case number 04CA3510. The suit alleges three counts against the Company:
•	SSSI has breached its obligation under an oral employment agreement for the period November 2002 to December 2003 by failing and refusing to pay salary or benefits;

•	SSSI has breached its obligation under a written employment agreement starting December 2003 by failing to fully compensate Mr. Myrick under that agreement up to the time of his resignation; and

•	SSSI, by its failure to issue an opinion letter to allow the sale of Mr. Myrick’s stock in the open market, is liable for the damages that occurred due to the difference in value as to the date of the registration of transfer should have occurred and the eventual date that Mr. Myrick was able to liquidate the stock in the open market.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
Mr. Myrick’s suit demands of and from SSSI together with interest and costs and such other and further relief as the Court deems just and proper. The Company intends to vigorously defend its position in the case and filed its answer to Mr. Myrick’s complaint on October 25, 2004. Discovery is continuing and one deposition has been completed in advance of a court ordered attempt to mediate the claim. The Company currently does not know what the outcome of this litigation will be.
Munitions Assembly Conveyor (MAC) Lawsuit
On August 23, 2004, SSSI filed suit against the United States Government in the United States Court of Federal Claims (case number 04-1366C) based on the Government’s actions associated with the procurement of the improved Munitions assembly Conveyor (MAC). The MAC is a munitions handling and support equipment system used to build up munitions prior to loading on an aircraft. As a result of SSSI’s experience in both utilizing and producing the MAC, SSSI identified numerous areas needing improvement and upgrading to this old system. Based on SSSI’s work, the Government entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving munitions support equipment including the MAC. As part of the CRADA negotiation, Sepctrum identified its prior development and unique modifications and improvements that constituted SSSI’s trade secrets and intellectual property associated with the MAC. Following completion of the CRADA effort and delivery of the final report, the Government made overtures to purchase SSSI’s rights in the redesigned the MAC, however, the offer was rejected as being inadequate to compensate SSSI for its efforts in redesigning the MAC and for the potential for further licensing opportunities. Following the failure of these discussions, SSSI alleges that the Government deliberately breached its obligation to SSSI under the CRADA to safeguard and protect SSSI’s intellectual property and proprietary information by improperly disclosing and widely disseminating to third parties, including SSSI competitors, SSSI’s proprietary information via a draft Request for Proposal Solicitation dated May 1, 2004. Based on the Government’s actions, SSSI filed suit in the United States Court of Federal Claims containing three counts alleging:
•	Breach of Express Contract

•	Breach of Implied in Fact Contract

•	Misappropriation of Trade Secrets
SSSI has requested damages in excess of three and one half million dollars ($3,500,000) and will request the award of its costs, fees, expenses and attorney’s fees associated with this action.
The Department of Justice on behalf of the agency filed its response on December 6, 2004. Based on discovery to date, SSSI has amended its suit on March 14, 2005. Initial Rule 26 documents have been exchanged and motions on the pleadings and substantial discovery are ongoing. The Company cannot predict the outcome of this litigation but is confident of its position as set forth in this lawsuit.
Garrison Lawsuit
On February 22, 2005, SSSI filed suit against former employees Donald L. Garrison, David M. Hatfield and their current employer Control Systems Research, Inc. in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida (case number 2005-CA-000779 S). SSSI alleges that during their employment at SSSI, Mr. Garrison and Mr. Hatfield were actively involved with the development and application of the Safe Range project (a proprietary product) and other non-technical company information such as employee wage data and personnel files, marketing plans, bidding information, and information about other SSSI contracts and affairs. The suit alleges that Garrison and Hatfield used SSSI’s confidential and proprietary information (in violation of their signed agreements for Protection of Proprietary Information) to allow their new employer (Control Systems Research, Inc.) to improperly compete against SSSI with regards to the Safe Range program and other related government contracts. The five counts identified in the lawsuit include:
•	Breach of Contract

•	Violation of Uniform Trade Secrets Act

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
•	Tortious Interference

•	Conversion

•	Civil Conspiracy
Total damages to SSSI were not specified and the defendants have not yet responded to the suit and deny all claims. Discovery is underway. The Company currently does not know what the outcome of this litigation will be.
SSSI is not aware of any other pending or threatened litigation.
12. INVESTMENTS IN JOINT VENTURES
M&M Engineering Limited
M&M conducts a portion of its business through two joint ventures, Newfoundland Service Alliance, Inc. (“NSA”) a 20.83% owned joint venture and Magna Services, Inc. (“Magna”) a 50% owned joint venture. These investments are accounted for using the equity method of accounting.
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
Liannu is a limited partnership formed under the laws of Newfoundland and Labrador in November 2002, for the purpose of providing services in Labrador including industrial mechanical contracting, structural and steel fabrication and erection and other services including the Voisey’s Bay nickel mine development. M&M is the general partner of Liannu, and holds a .01% general partner’s interest and a 48.99% limited partner’s interest in the partnership. The remaining 51% limited partnership interests are held by two individuals unrelated to the Company. As a general partner, M&M charges a management fee equal to 5% of the contract price for contracts entered into by the partnership.
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
As of the period ended March 31, 2005, M&M recorded $469,086 in receivables from these joint ventures and from a terminated joint venture, North Eastern Constructors Limited. The Company believes these amounts are fully collectible.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
13. SUBSEQUENT EVENTS
Horne Engineering, Inc.
On May 11, 2005, the Company acquired all of the issued and outstanding capital stock of Horne Engineering, Inc. (“Horne”), from its shareholders, Darryl K. Horne, Charlene M. Horne and Michael M. Megless (the “Horne Shareholders”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Horne was merged with and into Horne Acquisition LLC, a wholly owned subsidiary of the Company. The purchase price for the capital stock of Horne was $4.5 million in cash and 6.1 million unregistered shares of the Company’s common stock (the “Shares”). Additional shares of common stock could subsequently become issuable by the Company to the Horne Shareholders to the extent that the average closing price of the Company’s common stock on NASD OTC Bulletin Board, or other public securities market, for the trading days during the two month period ending on May 11, 2007 is less than $3.25 per share, subject to Horne (on a stand alone basis) meeting or exceeding 2005 gross revenues of $75 million with EBITDA (as defined in the merger agreement) of $3.25 million (the “2005 EBITDA”) and EBITDA of not less than $3.25 million in 2006. Pursuant to an Amendment and Waiver Agreement entered into among the parties to the Merger Agreement on May 11, 2005 (the “Amendment”), the Company held back 4.0 million of the Shares payable to the former Horne Shareholders under the Merger Agreement (the “Hold Back Shares”), with the disposition of those shares subject to two conditions. First, the Amendment requires the Company to release 3.0 million of the Hold Back Shares to the former Horne Shareholders promptly upon receiving certain third party consents relating to certain of Horne’s contracts, which are specified in the Amendment. Second, if Horne’s 2005 EBITDA is less than $3.25 million (the “EBITDA Shortfall”), the Company will be entitled to recover any remaining Hold Back Shares limited such that the value of the recovered Hold Back Shares, based on the closing price of the Company’s common stock on May 11, 2005, does not exceed three times the EBITDA Shortfall. As of November 11, 2005, the Company has received the required consents described above and intends to promptly issue three million of the Holdback shares to Horne’s former shareholders. See also subsequent events described in Note 12.
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
Required Consents Received
In connection with the Company’s acquisition of Horne Services, Inc. on May 11, 2005, the Company held back four million shares of the Company’s common stock payable to the former shareholders of Horne pending the receipt of certain third party consents relating to certain of Horne’s contracts and the determination of Horne’s 2005 EBITDA, as defined in Note 3 of these financial statements. As of November 11, 2005, the Company has received each of such required consents and, accordingly, intends to promptly issue three million shares of the Company’s common stock to Horne’s former shareholders. The Company will continue to hold back one million shares of the Company’s common stock that is payable to Horne’s former shareholders pending the audited financial results of the Company and the determination of Horne’s 2005 EBITDA. The three million shares of the Company’s common stock held back in connection with the required consents are shown as issued in the Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2005.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
Stock Option Activity
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
Legal Update
The Company resolved or received clarification on several open legal issues on November 17, 2005. The Company has been notified by the Securities and Exchange Commission that the informal investigation into the Company has been terminated with no resulting enforcement proceedings against the Company or any current director or officer of the Company. Also on November 17, 2005, the Company entered into a Stipulation and Agreement of Compromise (the “Stipulation”) for the Section 16(b) Augenbaum case. The Defendants agreed to make settlement payments of $3,250,000 with $975,000 in cash and the remainder in stock. This agreement was approved by the court on December 1, 2005.
In connection with the Stipulation, the Company has agreed to a Settlement and Standstill Agreement with Robert Genovese and the BG Capital Group, LTD. pursuant to which the Company will receive a $800,000 cash payment and one million shares of the Company stock. In return, Mr. Genovese and BG Capital have agreed not to engage in certain actions with respect to the Company until December 31, 2008.
The Company has settled its harassment suit for a total payment of $188,000 during the third quarter of 2005. The Company also settled its claim with Donal Myrick, the former President and CEO of the Company. The Company paid Mr. Myrick $155,000 in full settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANAYLYIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DESCRIPTION OF THE COMPANY
Spectrum Sciences & Software Holdings Corp. (the “Company”) provides a variety of goods and services through its wholly-owned subsidiaries SSSI, M&M and CEECO. The following section details the business for each segment, major customers and key operational issues. The segments depicted, with the exception of Industrial and Offshore, are predominantly involved in U.S. Government contracting.
The Security Solutions segment specializes in engineering, manufacturing, and technological support services, as well as the production of specialized and standard ground support equipment for the United States Department of Defense and other governmental and commercial contractors. The manufacturing operation concentrates on munitions transport and packaging equipment under contracts for AMRAAM missile support, Navy launch tubes and plane maintenance equipment. The engineering group provides a variety of services including modeling and simulation, range planning, environmental analyses, the development of the Safe-Range program and “Weapon Safety Footprint” development. The technological support services group provides various services for military installations ranging from all base operations to specific tasks within a base.
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
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation and other contingencies. We based our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of M&M is the Canadian dollar. In the accompanying consolidated financial statements, the monetary assets and liabilities of M&M were translated to U.S. dollars using the March 31, 2005 exchange rate of ..8267 Canadian dollar to 1.00 U.S. dollar. All monetary consolidated statements of operations items of M&M were translated at the average exchange rate for the three months ended March 31, 2005 of .8233 Canadian dollar to 1.00 U.S. dollar.
Net Operating Loss Carryforwards
We have not recognized the benefit in our financial statements with respect to the approximately $9,300,000 net operating loss carryforward for federal income tax purposes as of March 31, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.
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
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. For the three month periods ended March 31, 2004, the segment results represent only those of SSSI.
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
Consolidated Overview
For the three month period ended March 31, 2005, the revenues reported for the Company include a full three months of operations for SSSI, two months for M&M and one month for CEECO.

	For the three months ended March 31,
	2005		2004
Revenues	$2,542,610	100.0%	$3,596,578	100.0%
Cost of revenue	2,148,136	84.5%	3,274,381	91.0%

Gross profit	$394,474	15.5%	$322,197	9.0%
Total revenues for the three months ended March 31, 2005 decreased compared with the same period in 2004, primarily as a result of the decreased revenue from the Gila Bend contract partially offset by the acquisition of M&M and CEECO. The revenue associated with the Gila Bend contract decreased by $2.6 million. Gross profit as a percentage of revenue was 15.5% for the three months ended March 31, 2005 as compared with 9% for the prior year period. These increased margins are due primarily to the profitability of the three subsidiaries acquired during 2005 and the reduction in revenue on the Gila Bend contract that had a 1% gross profit margin during the first quarter of 2004.
Security Solutions
The following section depicts Security Solutions operating results for the three months ended March 31, 2005 and the three months ended March 31, 2004.

	For the three months ended March 31,
	2005		2004
Revenue	$1,650,752	100.0%	3,596,578	100.0%
Cost of revenue	1,337,758	81.1%	3,274,381	91.0%

Gross profit	$312,994	18.9%	322,197	9.0%
The Security Solutions segment, comprised of manufacturing, software engineering and management services, had a decrease in revenue due to the loss of the Gila Bend contract that provided approximately $2.6 million of revenue in the first quarter of 2004. The segment witnessed continued growth in its manufacturing operations while software engineering had minimal change in revenue between the periods. Overall, gross margin is up due to the reduction in low margin Gila Bend revenue when compared to the same quarter in 2004.
The manufacturing group increased their revenue by 106% to $1.3 million for the first quarter of 2005. The work performed for government approved First Article verification has resulted in the revenue growth for the quarter.
Industrial and Offshore Segment
The following section depicts the Industrial and Offshore operating results for the three month period ended March 31, 2005. There are no comparisons with the same period in 2004, as this segment was not acquired by the Company until February 2005.

	For the two months ended March 31,
	2005		2004
Revenue	$781,252	100.0%	N/A	N/A
Cost of revenue	744,682	95.3%	N/A	N/A

Gross profit	$36,570	4.7%	N/A	N/A
Revenue was driven by two projects including INCO and NARL, a duct and stacks fabrication project. Combined these projects contributed approximately 90% of the revenue for the period. The revenue and gross margins for the quarter are consistent with the segment’s contributions for this time of year given the seasonality of the business.
The segment is currently engaged in a substantial contract with INCO to construct an ore-processing facility in Canada based on an experimental hydromet process. This facility is a prototype, with plans to construct a larger operation in the near future should the prototype prove economically feasible.
Repair and Overhaul Segment
The following section depicts operating results for the three month period ended March 31, 2005. There are no comparisons with the same period in 2004, as this segment was not acquired by the Company until March 2005.

	For the one month ended March 31,
	2005		2004
Revenue	$110,606	100.0%	N/A	N/A
Cost of revenue	65,697	59.4%	N/A	N/A

Gross profit	$44,909	40.6%	N/A	N/A
This segment continues to show substantial margins with a gross profit of 40.6% of segment revenues. This segment provides major servicing to one of its prime customers, Rinker Cement.
Operating Expenses

	March 31, 2005	March 31, 2004	Decrease
Selling, General & Administrative	$2,293,195	$13,951,585	83.5%

During the three months ended March 31, 2005, selling, general, and administrative expenses were significantly less than the expense incurred in the same period ended March 31, 2004. This is primarily due to $11.4 million of stock-based compensation expense incurred during the second quarter of 2004. The Company recorded $0.7 million of stock-based compensation during the quarter ended March 31, 2005 as compared with $11.4 million of stock-based compensation expense for consulting fees during the quarter ended March 31, 2004. The Company also recorded $2.1 million of investor relations expenses during the first quarter of 2004 with no comparable expenses during 2005. These reductions in expense are partially offset by the increased expenses associated with the newly acquired subsidiaries. The quarterly selling, general and administrative expense associated with the acquired companies including both costs associated with the acquisitions and the overhead costs associated with these units.
Other Income and Expenses
Non-operating income increased $187,000 from the comparable prior year period as a result of the joint venture earnings from M&M and a positive change in interest income of approximately $90,000. The M&M joint ventures provided approximately $87,000 of income that was not present in the prior period.
Liquidity and Capital Resources
Total liquidity, consisting of cash equivalents and short-term investments, decreased by $7.6 million as of March 31, 2005, as compared with December 31, 2004. The majority of the funds expended were utilized for the acquisitions of M&M and CEECO. At March 31, 2005, cash and cash equivalents totaled $611,780 as compared with $5,666,910 at December 31, 2004. At December 31, 2004, the Company had $18,795,143 in money market accounts and short-term government-backed securities as a result of investing funds received from the exercise of stock options. The balance in these investments at March 31, 2005 was $15,223,262.
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

	2006	2007	2008	2009	2010	2011+
Operating Leases	$164,211	$122,348	$56,534	$42,016	$3,710	—
Capital Leases	93,458	75,421	55,849	47,367	27,219	13,646
Mortgages Payable	67,200	64,320	—	—	—	—

Total Lease Commitments	$324,869	$262,089	$112,383	$89,383	$30,929	$13,646

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
Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not receive corresponding payments or revenue in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At March 31, 2005, only our M&M subsidiary had no amounts outstanding under a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements nor do we have any plans to do so in the immediate future.
Cash and cash equivalents, as of March 31, 2005, were $0.6 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income for the three months ended March 31, 2005.
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

ITEM 4. CONTROLS AND PROCEDURES
We evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective for the reasons described in the following paragraph.
We filed our quarterly reports for the quarter ended March 31, 2005 on Form 10-QSB as a small business issuer. In connection with the preparation of the quarterly report for the quarter ended September 30, 2005, we determined that pursuant to Item 10(a)(2) of Regulation S-B we ceased to qualify as a small business issuer as of January 1, 2005 because our public float exceeded $25 million as of the end of the last two years. As a result, we were not eligible to file our 2005 quarterly reports on Form 10-QSB, but were instead required to file them on Form 10-Q. Consequently, we are amending this quarterly report on Form 10-Q/A to replace our previously filed Form 10-QSB.
The Company’s current chief executive officer and chief financial officer joined the Company in June 2005. Internal controls and procedures in place during the second quarter 10-Q process included a Form 10-QSB applicability review by senior management together with outside legal and accounting professionals. Internal control reviews by senior management and outside consultants for the third quarter 10-Q process determined that the Company incorrectly filed Form 10-QSB for the quarters ended March 31 and June 30, 2005. Steps we have taken to enhance our disclosure controls and procedures include hiring a new controller with SEC reporting experience, appointing a chairman of the audit committee and hiring an internal general counsel.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See full description of “Legal Matters” in footnote 11 and updates in “Subsequent Events” in footnote 13.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of December, 2005.
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Date: December 23, 2005

By:	/s/ Darryl K. Horne

Darryl K. Horne
President and Chief Executive Officer

Date: December 23, 2005

By:	/s/ Michael M. Megless

Michael M. Megless
Chief Financial Officer