Form 10-Q/A
period 2005-06-30
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
filed 2005-12-23
CIK 1229195

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
Yes ☐ No ☑
As of December 23, 2005, there were 44,072,200 shares of the issuer’s common stock outstanding.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-Q/A
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly report on Form 10-QSB for the quarter ended June 30, 2005 of Spectrum Sciences & Software Holdings Corp. (the “Company”) originally filed with the Securities and Exchange Commission on August 22, 2005. This Amendment is being filed to make the following changes to the original filing.
•	To correct the filing to a Form 10-Q from a 10-QSB as originally filed. This change requires certain additional information be added to our original filing, including December 31, 2004 comparative balance sheets and market risk disclosures.

•	To revise the foreign currency translation adjustment as a result of the amendment to the consolidated financial statements in the Quarterly Report for the quarter ended March 31, 2005 filed on December 23, 2005.

•	To revise the footnotes to the consolidated financial statements to summarize previously issued financial data and to include comparative financial data from prior periods.

•	To update “Subsequent Events” through the filing date.

•	To amend the Management’s Discussion and Analysis to conform to the segments presented in our current filings and to include historical data for comparison purposes.

•	To add Part I, Item 3 Quantitative and Qualitative Disclosures about Market Risk.

•	To revise the Controls and Procedures section.
This Amendment No. 1 does not modify or update disclosures presented in the original Form 10-QSB except as set forth above. Accordingly, the Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-QSB, including any amendments to those filings.

i

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-Q/A

ii

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-Q/A
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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, activity levels, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the Form 10-Q/A. Subsequent events and future developments may cause our views to change. However, while we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,596,126	$5,666,910
Short-term investments	1,910,262	18,795,143
Receivables	15,605,907	2,759,756
Due from Shareholder	—	705,126
Inventories	538,771	79,010
Prepaid expenses & other current assets	817,493	882,478

Total current assets	24,468,559	28,888,423

Property and equipment, net	7,665,972	2,280,746
Goodwill	15,088,708	—
Investments in joint ventures	1,167,032	—
Other assets	101,377	43,810

TOTAL ASSETS	$48,491,648	$31,212,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,098,174	$1,025,030
Line of credit	1,017,764	—
Accrued expenses	2,102,666	482,923
Current portion due to related party	118,061	705,126
Deferred revenues	322,848	228,968
Provision for contract losses	—	148,248
Current portion of long-term debt	379,509	—

Total current liabilities	10,039,022	2,590,295

Long-term liabilities:
Long-term debt, less current portion	2,387,259	—
Due to related party, less current portion	67,388	—

TOTAL LIABILITIES	$12,493,669	$2,590,295

Commitments and contingencies (Note 11)
Minority interest	161,881	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 44,072,200 and 38,969,300 issued and outstanding at June 30, 2005 and December 31, 2004	4,407	3,897
Additional paid-in capital	79,865,695	69,895,120
Accumulated deficit	(44,079,590)	(41,277,155)
Accumulated other comprehensive income	45,586	822

Total stockholders’ equity	35,836,098	28,622,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,491,648	$31,212,979

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$11,796,428	$3,418,747	$14,339,038	$7,015,325

Cost of revenues	10,121,076	3,054,924	12,269,211	6,329,305

Gross profit	1,675,352	363,823	2,069,827	686,020

Operating expenses	2,961,564	27,053,790	5,254,759	41,005,374

Loss from operations	(1,286,212)	(26,689,967)	(3,184,932)	(40,319,354)

Total non-operating income (expense), net	324,471	8,452	498,576	(4,499)

Loss before provision for income taxes	(961,741)	(26,681,515)	(2,686,356)	(40,323,853)

Income tax benefit	50,485	0	50,485	61,330

Loss before minority interest	(911,256)	(26,681,515)	(2,635,871)	(40,262,523)

Minority interest income(loss)	(146,483)	0	(166,564)	0

Net Loss	$(1,057,739)	$(26,681,515)	$(2,802,435)	$(40,262,523)

Weighted average common shares outstanding:
Basic and diluted	41,774,398	36,795,363	40,388,341	27,505,843

Loss per share:
Basic and diluted	$(0.03)	$(0.73)	$(0.07)	$(1.46)

Net Loss	$(1,057,739)	$(26,681,515)	$(2,802,435)	$(40,262,523)
Foreign currency translation adjustments	(22,789)	0	45,586	0
Unrealized gain on available for sale securities	0	13,781	0	13,781

Total comprehensive income(loss)	$(1,080,528)	$(26,667,734)	$(2,756,849)	$(40,248,742)

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statement of Stockholders’ Equity (Unaudited)

					Accumulated
					Other
	Common Stock			Accumulated	Comprehensive
	Shares	Amount	APIC	Deficit	Income(Loss)	Total

Balance at January 1, 2005	38,969,300	$3,897	$69,895,120	$(41,277,155)	$822	$28,622,684

Stock options issued for consulting services	—	—	1,399,026	—	—	1,399,026

Exercise of stock options	2,900	—	4,059	—	—	4,059

Issuance of common stock for acquisition of Horne Engineering	5,100,000	510	8,567,490	—	—	8,568,000

Unrealized loss on investments	—	—	—	—	(822)	(822)

Foreign currency translation adjustments	—	—	—	—	45,586	45,586

Net loss	—	—	—	(2,802,435)	—	(2,802,435)

Balance at June 30, 2005	44,072,200	$4,407	$79,865,695	$(44,079,590)	$45,586	$35,836,098

2005
Disclosure of reclassification amount:
Reclassification adjustment for losses included in net loss	$822
See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months ended June 30,
	2005	2004
Cash flows from operating activities

Net loss	$(2,802,435)	$(40,262,523)
Adjustments to reconcile net loss to net
Cash used in operating activities
Issuance of stock options to related party for consulting services	0	37,258,300
Investor relations expenses paid by a related party	0	2,057,500
Amortization of investment bond premium	0	8,496
Depreciation	304,638	72,083
Issuance of stock options to employees	1,399,026	125,358
Deferred income taxes	0	(28,594)
Minority interest	161,881	0
Loss on disposal of equipment	2,015	0
Realized loss on the sale of bonds	(822)	0
Changes in assets and liabilities
Receivables	(5,450,599)	(1,170,385)
Accounts payable	3,061,566	(525,982)
Provision for contract losses	(148,248)	0
Other balance sheet changes	626,546	(206,368)

Net cash used in operating activities	(2,846,432)	(2,672,115)

Cash flows from investing activities
Maturities (purchases) of available for sale investments, net	16,884,881	(22,538,101)
Acquisitions, net of cash received	(12,411,884)	0
Purchase of property and equipment	(2,327,281)	(109,993)
Proceeds from the sale of equipment	7,500	0
Investments in joint ventures	(88,727)	0

Net cash provided by (used in) investing activities	2,064,489	(22,648,094)

Cash flows from financing activities
Issuance (repayment) of debt, net	1,549,567	(1,061,044)
Net (repayments) borrowings on lines of credit	(1,045,905)	0
Advances from related party	157,852	620,051
Proceeds from the exercise of stock options	4,059	31,113,685

Net cash provided by financing activities	665,573	30,672,692

Foreign exchange translation	45,586	0

Net (decrease) increase in cash and cash equivalents	(70,784)	5,352,483
Cash and cash equivalents at beginning of period	5,666,910	696,959

Cash and cash equivalents at end of period	$5,596,126	$6,049,442

Non-cash acquisitions of property & equipment totaled $2,145,755 and $0 for the periods ended June 30, 2005 and 2004, respectively.
See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2005 and 2004 have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented.
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
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of M&M is the Canadian dollar. In the accompanying consolidated financial statements, the monetary assets and liabilities of M&M were translated to U.S. dollars using the June 30, 2005 exchange rate of .8142 Canadian dollar to 1.00 U.S. dollar. All monetary consolidated statements of operations items of M&M were translated at the average exchange rate for the six months ended June 30, 2005 of .8086 Canadian dollar to 1.00 U.S. dollar.

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
The expected adoption of the following recent accounting pronouncements in the first quarter of 2006 is not expected to have a material impact on our results of operations and financial condition:
•	SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4”
•	SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.”
•	EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements”
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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
As of June 30, 2005, CEECO has met the purchase price EBITDA (earnings before interest, tax, depreciation and amortization), as defined in the agreement, goals for the first year. While these results must be verified through year-end audit, one-quarter of the first year price of $200,000, or $50,000 has been accrued. This includes $50,000 accrued in this fiscal quarter to properly account for this expense.
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
Each acquisition described above was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition. For the six-month period ended June 30, 2005, the results of operations reported for the Company includes a full six months of operations for Spectrum Sciences & Software, Inc. (“SSSI”), a wholly owned subsidiary of the Company, five months of operations for M&M (February 1, 2005 through June 30, 2005), four months of operations for CEECO (March 1, 2005 through June 30, 2005), and two months of operations for Horne (May 1, 2005 through June 30, 2005), respectively. For the three month and six month periods ended June 30, 2004, the results of operations represent only those of SSSI.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
Pro Forma Results
The results of these acquisitions, had they been consummated at the beginning of each period shown, are included in the pro forma information below. The historical revenues and earnings of M&M, CEECO, and Horne for the periods ended June 30, 2005 and 2004 have been combined with the revenues and earnings of Spectrum Sciences & Software Holdings Corp. for the three and six months ended June 30, 2005 and 2004, respectively. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each of the three and six month periods represented and is not necessarily indicative of results that may be obtained in the future.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$13,307,675	$14,576,726	$37,641,826	$22,888,868
Net loss	(1,046,875)	(26,302,478)	(2,778,843)	(39,691,478)
Loss per share — Basic & Diluted	$(0.03)	$(0.71)	$(0.07)	$(1.44)
The decreased revenue for the three months ended June 30, 2005 as compared with the same quarter in 2004 is the lack of revenue from the Gila Bend contract that ended in late 2004 and a reduction in the revenue for M&M’s Liannu joint venture. The Gila Bend contract contributed approximately $2.3 million of revenue during the quarter ended June 2004. The Liannu activity in the second quarter of 2004 was significant in that they were performing start-up related activities for the Voisey Bay mines under several contracts that totaled several million dollars of revenue for the quarter ended June 2004. The net loss for the three months ended June 2005 is due to $650,000 of stock-based compensation for consulting services, as well as the impact from Hurricane Dennis.
Revenue for the six months ended June 2005 increased from the six month period ended June 2004 due to the Bechtel National, Inc. procurement contract that provided $20.0 million more revenue in the six months ended June 2005 as compared with the same six month period in 2004. This increased revenue is offset by the decline in Gila Bend and Liannu revenues over the same period. The net loss for the six month period was impact by $1.4 million in stock-based compensation expense and a $360,000 loss for SSSI. The net loss reported above was also significantly impacted by merger and acquisition activity during the period including costs for accounting and legal fees, investor relations, and consulting, as well as Hurricane Dennis, the second hurricane to hit the Florida Gulf Coast in less than a year. The loss for the six months ended June 30, 2004 includes approximately $37.4 million of stock compensation expense.
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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)

	June	December
Receivables	30, 2005	31, 2004
Billed receivables	$11,906,206	$1,467,285
Unbilled receivables	3,201,400	1,165,514
Holdbacks	516,108	—
Other	(17,807)	126,957

Total Receivables	$15,605,907	$2,759,756

5. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories are summarized as follows:

	June	December
Inventories	30, 2005	31, 2004
Raw materials, net of reserve	$467,242	$20,483
Work in process	38,109	58,527
Finished goods	33,420	—

Total Inventories	$538,771	$79,010

6. PROPERTY AND EQUIPMENT

	June	December
Property & Equipment	30, 2005	31, 2004
Land	858,462	175,000
Buildings and Improvements	4,838,013	1,698,572
Furniture & fixtures	49,130	39,541
Manufacturing Equipment	1,331,900	1,012,541
Tools & Equipment	313,517	—
Office Equipment	608,805	245,119
Vehicles	439,626	55,390
Equipment under capital Lease	476,575	—
Investment Property	220,900	220,900

Total	9,136,928	3,447,063

Accumulated Depreciation	(1,470,956)	(1,166,317)

Property & Equipment, net	7,665,972	2,280,746

7. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of mortgages of $2.14 million and capital leases of $0.48 million. The interest rates on the mortgages are either fixed at 7% or adjustable at the Royal National Bank of Canada’s cost of funds plus 3.25% (6.1% at June 30, 2005). The interest rates on the capital leases range from 0% to 14.9%.
The Company also maintains lines of credit through two of its subsidiaries. These lines of credit provide operating funds for normal business activities. These financing arrangements are described below.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
CIBC Facility
M&M maintains its own revolving line of credit facility with a commercial bank, the Canadian Imperial Bank of Commerce (“CIBC”). This credit facility (the “CIBC Facility”) was initially entered into in December 1994 and has been amended and renewed from time to time. The CIBC Facility currently allows the Company to borrow up to the lesser of i) $1.40 million Canadian, or ii) 75% of receivables from governments or large institutions and 60% of other receivables to finance working capital requirements on a revolving basis. The CIBC Facility is payable upon demand and bears interest at prime plus 2.25%. As of June 30, 2005, there was $367,764 outstanding under the CIBC Facility.
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
Magna Credit Facility
During 2003, Magna, a joint venture of M&M, negotiated a credit facility in the amount of $797,871, which is repayable on demand and bears interest at the bank’s prime lending rate plus 1.50% per annum. As security, M&M has provided a $199,468 guarantee plus an agreement to postpone debt of a further $279,255. There was no outstanding balance of this demand loan as of June 30, 2005. M&M has not been liable for any guarantees under this credit facility.
Bank of America Facility
During 2004, Horne negotiated two revolving lines of credit with the Bank of America. In 2005, these credit lines were extended and now expire on December 31, 2005. The operating line of credit for $4,000,000 accrues interest at the London Inter-Bank Offered Rate (LIBOR) plus 2.75%. The contract line of credit for $10,000,000 accrues interest at LIBOR plus 3.25%. At June 30, 2005, there was no outstanding balance on either line.
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
Transactions related to Coast Engine and Equipment Company
During the three month and six month periods ended June 30, 2005, the Company received cash advances from two of the CEECO officers of $22,715 and $54,715, respectively. These advances are non-interest bearing and are expected to be repaid within six months. At June 30, 2005, the Company owed $36,929 to the CEECO officers. Amounts repaid to the related parties during the six month period ended June 30, 2005 totaled $17,786.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
In March 2005, the Company purchased two vehicles through loans from the CEECO officers totaling $25,614. One vehicle was purchased for $33,614 through a trade-in allowance of $24,500 and cash paid by the CEECO officers of $9,114, which is included in loans from CEECO officers on the accompanying balance sheet. The other vehicle was purchased for $16,500 in cash paid by the CEECO officers and is also included in loans from CEECO officers on the accompanying balance sheet. The amounts due to the CEECO officers are non-interest bearing and are to be repaid through monthly payments in the amounts of $456 through November 2006 and $458 through March 2008. Amounts repaid to the CEECO officers during the three-month and seven-month periods ended June 30, 2005 totaled $2,804 and $2,804, respectively. The following are the payment obligations for the years ending December 31:

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
On June 6, 2005, the Company executed stock option agreements with certain employees pursuant to the Plan. Pursuant to the agreements, a total of 13,750 shares of the Company’s common stock, $0.0001 par value per share, were issued at an exercise price of $1.28 per share. All the options issued will expire on June 6, 2008. The fair value of the options issued was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.30%; no dividend yields; volatility factors of the expected market price of our common stock of 0.73; and an expected life of the options of three years. This generates a price of $0.62 per option based on a strike price of $1.28 at the grant date, which was June 6, 2005. As a result, $8,462 of compensation expense and additional paid-in capital was recorded at the grant date.
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
10. SEGMENT INFORMATION
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Through its four subsidiaries, the Company has five operating segments. The Security Solutions segment as reported by SSSI includes operations for management services, manufacturing, and engineering and information technology predominantly in the munitions and Homeland safety arena. The Industrial and Offshore segment reported by M&M includes the Company’s engineering, mechanical contracting and steel fabrication in the Province of Newfoundland, Canada. The Repair and Overhaul segment as reported by Coast Engine and Equipment Company, Inc. is engaged in providing specialized fabrication and maintenance for ships, lifeboats and maritime navigation systems. The two segments reported by Horne Services, LLC are Engineering Consulting and Procurement Services. Engineering Consulting services consist of environmental sampling, occupational safety and transportation consulting. Procurement Services support large government programs for infrastructure rebuilding and acquisition. The following is a summary of certain financial information related to the five segments during the six months ended June 30, 2005 and 2004. Results are not reported in 2004 for the Industrial and Offshore segment, the Repair and Overhaul segment, the Engineering Consulting segment, and the Procurement Services segment as they were not part of the Company’s operations during that time period.
For the six month periods ended June 30, 2005, the segment results reported for the Company include a full six months of operations for SSSI, five months of operations for M&M (beginning February 1, 2005), four months of operations for CEECO (beginning March 1, 2005), and two months of operations for Horne (beginning May 1, 2005). For the three month and six month periods ended June 30, 2004, the segment results represent only those of SSSI. Note that the previously reported segments of management services, engineering and information technology, and manufacturing have now been consolidated into the Security Solutions segment consistent with how the Company is now being managed.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Security Solutions
Total revenue	$1,642,055	$3,418,747	$3,292,807	$7,015,325
Operating (loss)income	(405,769)	62,913	(571,317)	36,160
Industrial and Offshore
Total revenue	4,896,574	—	5,677,826	—
Operating income	252,734	—	(101,407)	—
Repair and Overhaul
Total revenue	360,620	—	471,226	—
Operating income	74,277	—	86,473	—
Engineering Consulting
Total revenue	2,613,446	—	2,613,446	—
Operating income	197,043	—	197,043	—
Procurement Services
Total revenue	2,283,733	—	2,283,733	—
Operating income	60,689	—	60,689	—
Headquarters
Total revenue	—	—	—	—
Operating (loss)income	(1,465,186)	(26,752,880)	(2,856,413)	(40,355,514)
Total
Total revenue	$11,796,428	$3,418,747	$14,339,038	$7,015,325
Operating (loss)income	$(1,286,212)	$(26,689,967)	$(3,184,932)	$(40,319,354)

Identifiable Assets	September 30, 2005	December 31, 2004
Security Solutions	$4,470,442	$3,071,143
Industrial and Offshore	8,636,551	—
Repair and Overhaul	366,984	—
Engineering Consulting	4,282,039	—
Procurement Services	2,194,298	—
Corporate Assets	28,541,334	28,141,836

Total Assets	$48,491,648	$31,212,979

See accompanying notes to consolidated financial statements.
11. COMMITMENTS AND CONTINGENCIES
Legal Matters
Harassment Suit
In December 2002, three employees filed complaints against SSSI for violation of civil rights, discrimination, harassment, hostile work environment and retaliation in the United States District Court in Arizona. In January 2003, SSSI filed answers to all three complaints denying all allegations of wrongdoing. The employees are requesting compensatory, incidental and punitive damages as well as attorney’s fees and costs for undue stress and anxiety from SSSI’s actions.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
On January 31, 2005, the suit was adjudicated in favor of the defendants with a total award of $383,100 plus attorney’s fees. The awards were for $300,000, $80,000 and $3,100 respectively for the three defendants. On March 7, 2005, SSSI filed an objection to the judgment as the judgment amounts exceeded certain statutory limits. The court has not yet ruled on SSSI’s objection to the judgment. SSSI has accrued the expected exposure related to this judgment of $238,000 in accrued expenses at December 31, 2004.
Section 16(b) claim
In July, 2004, a complaint was filed in the United States District Court, Southern District of Florida by Todd Augenbaum against Robert Genovese, Endeavor Capital Group, LLC, BG Capital Group, Ltd, and Spectrum Sciences and Software Holdings Corp. The suit alleges that Mr. Genovese and his affiliated companies beneficially owned more than 10% of the outstanding common stock of Spectrum and that Mr. Genovese acted as an officer and director of the Company. Based on these assertions, the suit claims that Mr. Genovese was a statutory insider of Spectrum, and as such, is presumed to have had access to material non-public information concerning the Company’s operations and future business prospects, and is therefore subject to the provisions of Section 16(b) of the Exchange Act. The action was brought by the Plaintiff in order to obtain a recovery of short-swing profits alleged to have been unlawfully obtained by Mr. Genovese through the purchase and sale of the Company securities. The Company is a nominal defendant in the action and has no liability for the claims asserted therein against the other defendants. The Company’s answer to the complaint was filed in the U.S. District Court, Ft. Lauderdale, FL on August 26, 2004. The plaintiff filed an Amended Complaint on October 18, 2004 and the Company filed its response as a nominal defendant on November 12, 2004. The defendants filed a motion to dismiss the action and the court denied the motion on January 6, 2005. The Company cannot currently make any prediction of what the outcome of the litigation will be.
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
Munitions Assembly Conveyor (MAC) Lawsuit
On August 23, 2004, Spectrum Sciences & Software, Inc. (SSSI) filed suit against the United States Government in the United States Court of Federal Claims based on the Government’s actions associated with the procurement of the improved Munitions Assembly Conveyor (MAC). The MAC is a munitions handling and support equipment system used to build up munitions prior to loading on an aircraft. As a result of SSSI’s experience in both utilizing and producing the MAC, SSSI identified numerous areas needing improvement and upgrading to this old system. Based on SSSI’s work, the Government entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving munitions support equipment including the MAC. As part of the CRADA negotiation,

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
Sepctrum, Inc. identified its prior development and unique modifications and improvements that constituted SSSI’s trade secrets and intellectual property associated with the MAC. Following completion of the CRADA effort and delivery of the final report, the Government made overtures to purchase SSSI’s rights in the redesigned the MAC, however, the offer was rejected as being inadequate to compensate SSSI for its efforts in redesigning the MAC and for the potential for further licensing opportunities. Following the failure of these discussions, SSSI alleges that the Government deliberately breached its obligation to SSSI under the CRADA to safeguard and protect SSSI’s intellectual property and proprietary information by improperly disclosing and widely disseminating to third parties, including SSSI competitors, SSSI’s proprietary information via a draft Request for Proposal Solicitation dated May 1, 2004. Based on the Government’s actions, SSSI filed suit on three counts alleging:
•	Breach of Express Contract

•	Breach of Implied in Fact Contract

•	Misappropriation of Trade Secrets
SSSI has requested damages in excess of three and one half million dollars ($3,500,000) and will request the award of its costs, fees, expenses and attorney’s fees associated with this action.
The Department of Justice on behalf of the agency filed its response on December 6, 2004. Based on discovery to date, SSSI has amended its suit on March 14, 2005. Initial Rule 26 documents have been exchanged and motions on the pleadings and substantial discovery is continuing. The Government has filed a motion to dismiss and a motion for summary judgment along with its findings of uncontroverted facts. On July 1, 2005, SSSI filed its objections to the Government’s motion to dismiss and the motion for summary judgment, and its response to the Government’s proposed findings of uncontroverted facts. The Company cannot predict the outcome of this litigation but is confident of its position as set forth in this lawsuit.
Garrison Lawsuit
On February 22, 2005, SSSI filed suit against former employees Donald L. Garrison, David M. Hatfield and their current employer Control Systems Research, Inc. SSSI alleges that during their employment at SSSI, Mr. Garrison and Mr. Hatfield were actively involved with the development and application of the Safe Range project (a proprietary SSSI product) and other non-technical company information such as employee wage data and personnel files, marketing plans, bidding information, and information about other SSSI contracts and affairs. The suit alleges that Garrison and Hatfield used SSSI’s confidential and proprietary information (in violation of their signed agreements for Protection of Proprietary Information) to improperly compete with their new employer (Control Systems Research, Inc.) against SSSI with regards to the Safe Range program and other related government contracts. The five counts identified in the lawsuit include:
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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
Plum Island Claim
Horne Engineering submitted a three-part claim to the USDA (and later resubmitted to the Department of Homeland Security because of a change in federal agency responsibility for the project) seeking an equitable adjustment in the amount of $835,793. The first part of the claim concerns the pumping of sludge from the stabilization lagoon to the aeration lagoon. Based upon the contract documents, Horne reasonably expected to pump 4,129 cubic yards of sludge. In fact, it pumped an additional 3,459 cubic yards of sludge. Horne seeks $266,795 for this work. The second part of the claim is for difficulty in pumping water from the lagoon due to vegetation that clogged Horne’s subcontractor pumps. This vegetation was not present in the pre site visit and not included in Horne’s bid price. Horne seeks $49,870 for this work. Horne’s third part of the claim is for obtaining and placing an additional 6, 750 cubic yards of borrow material. There is a question of fact regarding the quantity calculations; however, the Company believes its calculations are accurate and complete and seeks $519,128 for this work. The Company currently does not know what the outcome of this litigation will be. At June 30, 2005, no amounts have been recorded in the financial statements in anticipation of a successful outcome for this claim.
SEC Investigation
On April 28, 2004, Spectrum Sciences & Software Holdings Corp. was informed by the Securities and Exchange Commission (the “SEC), Division of Enforcement that they were conducting an informal inquiry into the Company. In conjunction with that inquiry, the SEC has requested the Company to voluntarily provide the SEC with the documents and information they requested. More specifically, the SEC has requested, among other things:
•	All documents concerning Robert Genovese (“Genovese”), Endeavor Capital Group Ltd., and B.G. Capital Group Ltd., both of which are owned by a stockholder, Mr. Genovese;

•	All documents concerning any purchase or sales of the Company’s stock by Genovese, Endeavor, B.G. Capital, or any Company officer, director or manager, or any related party;

•	All documents concerning stock options in the Company held by Genovese, Endeavor, B.G. Capital, or any other related persons or parties;

•	All documents concerning press releases or public announcements issued by the Company;

•	All documents concerning statements made by the Company to securities analysts or in the media;

•	All documents concerning any promotional materials concerning the Company’s stock;

•	All documents concerning the resignation of Donal Myrick.
On May 17, 2004, the SEC broadened its request for information to include:
•	All information relating to the Company’s decision to list on any foreign exchange;

•	All documents relating to the listing of the Company’s stock on any foreign exchange;

•	Any information relating to any transfers of stock that the Company may be aware that were directed overseas.
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
As of the period ended June 30, 2005, M&M recorded $117,399 in receivables from these joint ventures and $81,165 in receivables from a terminated joint venture, North Eastern Constructors Limited; totaling $194,763. The Company believes these amounts are fully collectible.
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
13. SUBSEQUENT EVENTS
Required Consents Received
In connection with the Company’s acquisition of Horne Engineering, Inc. on May 11, 2005, the Company held back four million shares of the Company’s common stock payable to the former shareholders of Horne pending the receipt of certain third party consents relating to certain of Horne’s contracts and the determination of Horne’s 2005 EBITDA, as defined in Note 3 of these financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to the Consolidated Financial Statements (Unaudited)
As of November 11, 2005, the Company has received each of such required consents and, accordingly, intends to promptly issue three million shares of the Company’s common stock to Horne’s former shareholders. The Company will continue to hold back one million shares of the Company’s common stock that is payable to Horne’s former shareholders pending the audited financial results of the Company and the determination of Horne’s 2005 EBITDA. The three million shares of the Company’s common stock held back in connection with the required consents are shown as issued in the Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DESCRIPTION OF THE COMPANY
Spectrum Sciences & Software Holdings Corp. (the “Company”) provides a variety of goods and services through its wholly-owned subsidiaries SSSI, M&M, CEECO and Horne. The following section details the business for each segment, major customers and key operational issues. The segments depicted, with the exception of Industrial and Offshore, are predominantly involved in U.S. Government contracting focusing on Homeland Security, Department of Defense, transportation and the environment, and munitions management.
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
The Engineering Consulting segment delivers technology and technical engineering solutions to improve performance in the areas of environmental engineering, transportation, and occupational health and safety under prime contracts and subcontracts for agencies of the federal government, principally the Department of Defense, the Department of Homeland Security and the Transportation Security Administration (TSA). The engineering group provides services as diversified as integrated base defense security systems to environmental assessment to chemical demilitarization to the implementation of occupational health programs for entire government agencies.
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
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of M&M is the Canadian dollar. In the accompanying consolidated financial statements, the monetary assets and liabilities of M&M were translated to U.S. dollars using the June 30, 2005 exchange rate of .8142 Canadian dollar to 1.00 U.S. dollar. All monetary consolidated statements of operations items of M&M were translated at the average exchange rate for the six months ended June 30, 2005 of .8086 Canadian dollar to 1.00 U.S. dollar.
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
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. For the three month and six month periods ended June 30, 2004, the segment results represent only those of SSSI.
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
Consolidated Overview
For the three month period ended June 30, 2005, the revenues reported for the Company include a full three months of operations for SSSI, M&M and CEECO and two months of operations for Horne.

	For the three months ended June 30,
	2005		2004
Revenues	$11,796,428	100.0%	$3,418,747	100.0%
Cost of revenue	10,121,076	85.8%	3,054,924	89.4%

Gross profit	$1,675,352	14.2%	$363,823	10.6%
Total revenues for the three months ended June 30, 2005 increased by 245% compared with the same period in 2004, primarily as a result of the acquisition of M&M, CEECO, and Horne offset by a $2.3 million reduction in revenues from the Gila Bend contract. Gross profit as a percentage of revenue was 14.2% for the three months ended June 30, 2005 as compared with 10.6% for the prior year period. These increased margins are due primarily to the profitability of the three subsidiaries acquired during 2005.

Security Solutions
The following section depicts Security Solutions operating results for the three months ended June 30, 2005 and the three months ended June 30, 2004.

	For the three months ended June 30,
	2005		2004
Revenue	$1,642,055	100.0%	3,418,747	100.0%
Cost of revenue	1,749,730	106.6%	3,054,924	89.4%

Gross profit	$(107,675)	(6.6%)	363,823	10.6%
The Security Solutions segment, comprised of manufacturing, software engineering and management services, had a decrease in revenue due to the loss of the Gila Bend contract that provided approximately $2.3 million of revenue in the second quarter of 2004. The segment witnessed continued growth in its manufacturing operations while software engineering was negatively impacted by the reshaping of government Safe Range requirements for a future contract and our completion of the first increment of Safe Borders coding. Operations & Maintenance revenue remained stable with cost saving measures resulting in a return to profitability.
The manufacturing group delivered more than 40 contracts valued at over $1.0 million during the second quarter. The Navy launch tube contract provided slightly more than half of the revenue for the quarter. The negative gross profit for the quarter is primarily due to increased raw material prices for the B-stands contracts and the time lost as a result of Hurricane Dennis. Hurricane Dennis shut down our production facilities and some of our prime vendors were closed for up to two weeks.
Software engineering revenues decreased by 14% to $384,000 for the three month period ended June 30, 2005 as compared with the same period in 2004. This decrease in revenues is due to the necessary diverting of staff resources for non-revenue generating activities such as preparing Safe Borders for the pending America’s Shield Initiative (ASI) procurement, conducting the Second Annual Safe Range Users Conference in May and preparing legal proceedings in the case of Spectrum vs. Garrison.
Industrial and Offshore Segment
The following section depicts the Industrial and Offshore operating results for the three month period ended June 30, 2005. There are no comparisons with the same period in 2004, as this segment was not acquired by the Company until February 2005.

	For the three months ended June 30,
	2005		2004
Revenue	$4,896,574	100.0%	N/A	N/A
Cost of revenue	4,023,423	82.2%	N/A	N/A

Gross profit	$873,151	17.8%	N/A	N/A
Revenue was driven by three major projects including INCO, Deer Lake and the Technip project. Combined, these projects contributed approximately 75% of the revenue for the period. The gross margins for the quarter are consistent with the segment’s contributions for this time of year given the seasonality of the business.

The segment is currently engaged in a substantial contract with INCO to construct an ore-processing facility in Canada based on an experimental hydromet process. This facility is a prototype, with plans to construct a larger operation in the near future should the prototype prove economically feasible.
Repair and Overhaul Segment
The following section depicts operating results for the three month period ended June 30, 2005. There are no comparisons with the same period in 2004, as this segment was not acquired by the Company until March 2005.

	For the three months ended June 30,
	2005		2004
Revenue	$360,620	100.0%	N/A	N/A
Cost of revenue	226,008	62.7%	N/A	N/A

Gross profit	$134,612	37.3%	N/A	N/A
This segment continues to show substantial margins with a gross profit of 37.3% of segment revenues. This segment continues to provide major servicing to one of its prime customers, Rinker Cement. Margins were high due to the project mix concentrating on more services than production during the quarter.
Engineering Consulting
The following section depicts operating results for the three month period ended June 30, 2005. There are no comparisons with the same period in 2004 as this segment was not acquired by the Company until May 2005.

	For the two months ended June 30,
	2005		2004
Revenue	$2,613,446	100.0%	NA	NA
Cost of revenue	1,934,263	74.0%	NA	NA

Gross profit	$679,183	26.0%	NA	NA
Revenue was driven by environmental service projects and our large TSA contract with $1.2 million and $.5 million of revenue for the quarter, respectively. The environmental revenue is mainly from a Department of Defense environmental sampling contract that contributed approximately $.6 million of revenue.
Horne staff is providing environmental sampling services for the Pentagon Force Protection Agency as part of a team led by Battelle Memorial Institute. The samples are analyzed for biological agents on a constant (24/7) basis.
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

Procurement Services

	For the two months ended June 30,
	2005		2004
Revenues	$2,283,733	100.0%	NA	NA
Cost of revenue	2,187,651	95.8%	NA	NA

Gross profit	$96,082	4.2%	NA	NA
The segment continues to provide procurement services as a subcontractor to Bechtel National, Inc. on a contract with the United States Agency for International Development. Horne has continued supporting the reconstruction of the power infrastructure in Iraq by purchasing large quantities of material and equipment required for these power projects. This subcontract is scheduled to terminate on December 31, 2005. The Company recognized all of its procurement revenue in the second quarter from this contract.
In July 2005, Horne was awarded a $2.1 million subcontract to assist a second major contractor in Iraq to closeout purchase order and subcontract files. Procurement specialists were deployed to Iraq where they work to close hundreds of contracts and purchase orders issued over the past several years.
Operating Expenses

	June 30, 2005	June 30, 2004	Decrease
Selling, General & Administrative	$2,961,564	$27,053,789	89.1%

During the three months ended June 30, 2005, selling, general, and administrative expenses were significantly less than the expense incurred in the same period ended June 30, 2004. This is primarily due to $25.3 million less stock-based compensation expense during the second quarter of 2005. The Company recorded $0.6 million of stock-based compensation during the quarter ended June 30, 2005 as compared with $25.9 million of stock-based compensation expense for consulting fees during the quarter ended June 30, 2004. This reduction in expense is partially offset by the increased expenses associated with the newly acquired subsidiaries. The quarterly selling, general and administrative expense associated with the acquired companies totaled approximately $2.1 million during the quarter.
Other Income and Expenses
Non-operating income increased to $324,000 from $8,000 in the comparable prior year period as a result of the joint venture earnings from M&M offset by a reduction in interest income. The M&M joint ventures provided approximately $245,000 of income that was not present in the prior period. Interest income increased by approximately $77,000 between the same periods as a result of the cash inflows received the latter part of 2004 that are currently invested in interest bearing investment vehicles.
COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
Consolidated Overview
For the six month period ended June 30, 2005, the revenues reported for the Company include a full six months of operations for SSSI, five months of operations for M&M (February 1, 2005 through June 30, 2005), four months of operations for CEECO (March 1, 2005 through June 30, 2005), and two months of operations for Horne (May 1, 2005 through June 30, 2005). For the six month period ended June 30, 2004, the revenue depicted during that period includes only that of SSSI.

The five segments depicted are Security Solutions, Industrial and Offshore, Repair and Overhaul, Engineering Consulting, and Procurement Services.

	For the six months ended June 30,
	2005		2004
Revenues	$14,339,038	100.0%	$7,015,325	100.0%
Cost of revenue	12,269,211	85.6%	6,329,305	90.2%

Gross profit	$2,069,827	14.4%	$686,020	9.8%
Total revenues for the six months ended June 30, 2005 increased by 104% compared with the same period in 2004, primarily as a result of the acquisition of three subsidiaries: M&M, CEECO, and Horne offset by the decreased revenue from the Gila Bend contract of $4.8 million. Gross profit as a percentage of revenue was 14.4% for the six months ended June 30, 2005 as compared to 8.5% for the prior year period. These increased margins are due primarily to the profitability of the three subsidiaries acquired during 2005.
Security Solutions
The following section compares the segment’s operating results for the six months ended June 30, 2005 with the six months ended June 30, 2004.

	For the six months ended June 30,
	2005		2004
Revenue	$3,292,807	100.0%	$7,015,325	100.0%
Cost of revenue	3,087,487	93.8%	6,329,305	90.3%

Gross profit	$205,320	6.2%	$686,020	9.7%
The significant decrease in revenue and margin associated with the Security Solutions segment is primarily a result of the Gila Bend contract that was closed out in the third quarter of 2004 and has no comparable replacement in 2005. This contract accounted for $4.8 million of revenue in 2004 at a margin of 1%. The loss of this revenue has been partially offset by an increase in manufacturing revenue over the same period. Manufacturing revenues increased $1.3 million to $2.5 million during the six month period due to expansion in the Navy launch tube contract that was started in 2005. The profit margin has decreased year over year primarily due to a foreign military sales contract that is operating at a loss, increased non-revenue producing activity related to the SAFE Borders program and closeout costs on the Gila Bend contract.
Industrial and Offshore Segment
The following section depicts operating results for the period February 1, 2005 through June 30, 2005. There are no comparisons to the same period in 2004, as the segment was not acquired by the Company until February 2005.

	For the five months ended June 30,
	2005		2004
Revenue	$5,677,826	100.0%	N/A	N/A
Cost of revenue	4,768,105	84.0%	N/A	N/A

Gross profit	$909,721	16.0%	N/A	N/A
The majority of the revenue has been driven by the Deer Lake and INCO projects which accounted for 60% of the segment’s revenue since acquisition. The INCO project accounts for approximately 34% of the revenue for the segment. These projects will continue through at least the early part of the fourth quarter 2005. The overall segment margins are consistent with the historical profit rates the segment earned prior to acquisition for this time of year. The seasonality of the business is such that most of the revenue and related profit is earned between April and November of each year.
Repair and Overhaul Segment
The following section depicts CEECO operating results for the period March 1, 2005 through June 30, 2005. There are no comparisons with the same period in 2004.

	For the four months ended June 30,
	2005		2004
Revenue	$471,226	100.0%	N/A	N/A
Cost of revenue	291,705	61.9%	N/A	N/A

Gross profit	$179,521	38.1%	N/A	N/A
In the four month period of March 1, 2005 to June 30, 2005, this segment continued to show high gross margins as a result of better operations and higher levels of services as compared to manufacturing. We do not expect the margins to continue at this level in the future.
Engineering Consulting
The following section depicts operating results for the period May 1, 2005 through June 30, 2005. There are no comparisons to the same period in 2004; as the segment was not acquired by the Company until May 2005.

	For the two months ended June 30,
	2005		2004
Revenue	$2,613,446	100.0%	N/A	N/A
Cost of revenue	1,934,373	74.0%	N/A	N/A

Gross profit	$679,073	26.0%	N/A	N/A
Revenue was driven by environmental service projects and our large TSA contract with $1.2 million and $.5 million of revenue for the quarter, respectively. The environmental revenue is mainly from a Department of Defense environmental sampling contract that contributed approximately $.6 million of revenue.

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
Procurement Services
The following section depicts operating results for the period May 1, 2005 through June 30, 2005. There are no comparisons to the same period in 2004; as the segment was not acquired by the Company until May 2005

	For the two months ended June 30,
	2005		2004
Revenues	$2,283,733	100.0%	N/A	N/A
Cost of revenue	2,187,541	95.8%	N/A	N/A

Gross profit	$96,192	4.2%	N/A	N/A
The segment continues to provide procurement services as a subcontractor to Bechtel National, Inc. on a contract with the United States Agency for International Development. Horne has continued supporting the reconstruction of the power infrastructure in Iraq by purchasing large quantities of material and equipment required for these power projects. This subcontract is scheduled to terminate on December 31, 2005. The Company recognized all of its procurement revenue in the second quarter from this contract.
In July 2005, Horne was awarded a $2.1 million subcontract to assist a second major contractor in Iraq to closeout purchase order and subcontract files. Procurement specialists were deployed to Iraq where they work to close hundreds of contracts and purchase orders issued over the past several years.
Operating Expenses

	June 30, 2005	June 30, 2004	Decrease
Selling, General & Administrative	$5,254,759	$41,005,374	87.2%

During the six months ended June 30, 2005, selling, general and administrative expenses were $35.9 million less than the expense incurred in the same period ended June 30, 2004. This is primarily due to approximately $36 million less expense recorded for stock-based compensation in 2004. During the six month period ended June 30, 2005, $1.4 million was recorded for stock-based employee compensation as compared with $37.4 million recorded for stock-based compensation in the six month period ended June 30, 2004.
These reductions in expense are partially offset by additional expenses as a result of adding the three new subsidiaries. This expense was not present in the six month period ended June 30, 2004 and is primarily personnel related costs.

Other Income and Expenses
Non-operating income increased by approximately $500,000 as a result of the inclusion of the addition of the Canadian joint ventures that contributed $335,000 of income and a reduction of interest expense of approximately $160,000 related to borrowings that occurred in the first half of 2004.
Liquidity and Capital Resources
Total liquidity, consisting of cash equivalents and short-term investments, decreased by $16.9 million as of June 30, 2005, as compared with December 31, 2004. The majority of the funds expended were utilized for the acquisitions of M&M, CEECO, and Horne. At June 30, 2005, cash and cash equivalents totaled $5,596,126 as compared with $5,666,910 at December 31, 2004. As of June 30, 2005, the Company had $4,074,187 in cash accounts related to bonding issues in Canada. At December 31, 2004, the Company had $18,795,143 in money market accounts and short-term government-backed securities as a result of investing funds received from the exercise of stock options. The company’s subsidiary M&M had drawn down its line of credit by $367,764 to fund operations due to its accounts receivable balances. This is expected to be repaid by year-end.
Accounts receivable represent our largest working capital requirement. We bill most of our clients monthly or at the completion of a milestone. Our overall cash flow is predicated on the timely collection of our outstanding receivable balances. We have no indication that there will be any collectability issues regarding our outstanding receivables.
Available cash, cash equivalents and short term investments combined with cash provided by operations anticipated through December 31, 2005, should provide sufficient operating capital to fund operations. In addition, available lines of credit currently in place will provide for additional working capital as necessary.
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

	2006	2007	2008	2009	2010	2011+
Operating Leases	$835,188	$380,816	$67,772	$42,016	$3,710	—
Capital Leases	116,727	99,740	87,673	77,367	37,219	13,646
Mortgages Payable	280,481	280,481	280,481	223,591	208,728	724,238

Total Lease Commitments	$1,232,396	$761,037	$435,926	$342,974	$249,657	$737,884

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At June 30, 2005, only our M&M subsidiary had amounts outstanding under a revolving credit facility. This amount is expected to be repaid using funds from operations. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements nor do we have any plans to do so in the immediate future.
Cash and cash equivalents, as of June 30, 2005, were $5.6 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income for the six months ended June 30, 2005.
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

ITEM 4. CONTROLS AND PROCEDURES
We evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective for the reasons described in the following paragraph.
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
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See full description of “Legal Matters” in footnote 11 and updates in “Subsequent Events” footnote 13.
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