Form 10-K
period 2005-12-31
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
filed 2006-03-30
CIK 1229195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
( Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended: December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: 703-564-2967
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None.
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.0001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12-b2 of the Exchange Act. (Check one):
Large Accelerated filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held non-affiliates of the registrant as of the close of business on June 30, 2005, was approximately $52.9 million based on the closing sale price of the registrant’s common stock, as reported on the Over the Counter Bulletin Board on that date.
As of March 15, 2006, there were 44,072,200 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE. None.

  i

FORWARD-LOOKING STATEMENTS
Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.
Item 1. Business.
Spectrum Sciences & Software Holdings Corp. (the “Company” or “Spectrum Holdings”) is a premier technology and technical engineering solutions company focused on three primary target markets — national security, energy & environment, and transportation — with an emphasis on homeland security. The Company’s business offerings encompass business management services; procurement and acquisition support; design, engineering and construction; manufacturing technologies; border and transportation security; environmental management; information analysis; and infrastructure protection.
Spectrum Holdings was incorporated as Silva Bay International, Inc., a Delaware corporation, in August 1998. In April 2003, the Company changed its name from Silva Bay to Spectrum Sciences & Software Holdings Corp. in conjunction with the acquisition of Spectrum Sciences and Software, Inc. (“SSSI”), a Florida corporation. The Company began trading on the Over the Counter (“OTC”) Bulletin Board market in December 2003.
The Company acquired three companies during 2005: M&M Engineering, Ltd. (“M&M), Coast Engine and Equipment Company, Inc. (“CEECO”), and Horne Engineering Services, Inc. (“Horne”). The Horne acquisition was a merger that resulted in the management of Horne taking control of the Company effective June 2005. More information related to these mergers is included in Note 3 of our audited financial statements.
As a result of these acquisitions, the nature of the Company’s business has changed significantly, including our reportable segments. Before the acquisitions, the Company had three reportable segments: Management Services, Engineering and Information Technology, and Manufacturing. In 2005, these segments were consolidated into one segment, Security Solutions. Our current segments are consistent with how we manage the business and the products and services we offer.
Business Segments
The Company comprises four distinct operating companies that operate in five reportable segments: Security Solutions, Industrial and Offshore, Repair and Overhaul, Procurement Services, and Engineering Services. These segments are predominantly focused in the U.S. defense markets, with the exception of the Industrial and Offshore segment, which is primarily focused on the Canadian energy industry. Our goal is to be the vendor of choice in each of our selected markets. Financial information for each segment can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements in Item 8.
Security Solutions
Our Security Solutions segment specializes in the manufacturing of aircraft and munitions support equipment for the U.S. Department of Defense. The segment also specializes in the development of software for weapon system range safety (Safe Range) and the Secure Borders Initiative (Safe Borders) (formerly known as America’s Shield Initiative). The Security Solutions segment, which employs approximately 65 employees, is based in Ft. Walton Beach, Florida. Most of the Company’s contracts in this segment are with the U.S. Defense Department.
The segment’s manufacturing operations, with revenue of $4.2 million, accounted for approximately 75% of the segment’s revenues in 2005. The main products of the manufacturing group are U.S. Navy containers and launch tubes, missile shipment and storage containers, and aircraft maintenance stands for military aircraft. The manufacturing group has devoted considerable time to diversifying the product mix to better address client needs. This has included successfully completing 12 “first-article” tests for new products, all of which were accepted by the end customers and which resulted in new work. The group is expanding its services into military aircraft specialty parts based on the successful first-article testing and the needs of the customers. The group is also participating in the Defense Department’s Mentor-Protégé program and Foreign Military Sales area with a small minority business in Alabama. This teaming arrangement may help provide additional work in the future under this program.
The pricing of raw materials, primarily steel and aluminum, has directly affected the manufacturing unit. The increased price of these materials has negatively impacted some of the longer-term manufacturing contracts. The group has worked to limit the impact of rising material prices by renegotiating contracts and including price-escalation clauses in new contracts.
The manufacturing group has patents and pending patents on several technologies, in addition to proprietary research on munitions assembly systems.
The primary competitors for the manufacturing group are smaller manufacturing companies with the bandwidth to support larger contracts. The market is fragmented, and the number of competitors on the manufacturing side has been decreasing. Competition is primarily based on product quality and service offerings combined with pricing. The ability to compete for defense contracts depends on the ability of a given manufacturer to pass the first-article testing for new products and past delivery performance on similar contracts. In sole-source provider contracts, it is incumbent on the procuring agency to re-open the bidding for contracts to be competitively bid.
The segment’s software group focuses primarily on modeling and simulation and the Safe Borders tracking software. The group has developed the technology to simulate the effect and impact of various weapon systems based on the weapons’ “footprints,” which allows targeting simulation and analysis. The greater focus, however, is on the Safe Borders software and its integration with the upcoming Secure Borders Initiative. This software allows the tracking and monitoring of border areas.
We have certain intellectual property rights surrounding our software coding for Safe Borders, including certain algorithms and processing procedures that are proprietary. The names “Safe Borders” and “Safe Range” are registered trade names of the Company.
Industrial and Offshore
M&M, which operates in the Industrial and Offshore segment and is based in St. John’s, Newfoundland, Canada, is a provider of a complete range of mechanical contracting and steel fabrication services to the industrial and offshore energy sector. Its business includes the manufacture and installation of structural steel products, including storage tanks, pipe spooling, tote tanks, and caisson systems for the offshore and mining industries, in addition to the manufacture and repair of pressure vessels. M&M also provides specialized welding services for the oil and mining industries. All services are provided in eastern Canada.
M&M’s business is seasonal, with most work being performed between April and October. This is consistent with the staffing levels of the group. M&M significantly augments its base staff of 23 employees with contracted union workers, which can bring total headcount to approximately 500 at the peak of business.
M&M has not suffered significantly from increased raw material prices due to the short-term nature of its contracts. Few of its contracts take longer than six months to complete.
The two most significant customers for M&M in 2005 were Inco and Deer Lake Power, which accounted for 44.7% and 18.6% of its 2005 sales, respectively. M&M’s operations also rely on a contract between Liannu LLP, a joint venture between M&M and a native Canadian individual (Innu), and Voisey’s Bay Nickel Company, owners of the Voisey’s Bay nickel mine in Labrador, Canada. This contract, which provides the vast majority of the revenue for the joint venture, provided $3.8 million, (18.6%) in revenue during 2005. Voisey’s Bay is a subsidiary of Inco, which makes the total revenue from Inco-related companies 63.3% of the revenue for this segment.
The competitive environment is largely localized to the province of Newfoundland and Labrador, Canada, which is primarily due to the fact that Newfoundland is an island. In addition, since M&M operates in a unionized environment, there are many issues that make bidding for work outside the province difficult. However, M&M is the largest mechanical and industrial contractor in the region, and many large-scale industrial developments are currently under way or in the early stages of development. For example, there are currently three operating offshore oil developments off the coast of Newfoundland, each of which M&M has been involved with in terms of construction and ongoing maintenance. Plans are also under way to further develop the offshore oil and natural gas fields in the coming years. In addition, Newfoundland and Labrador is home to an oil refinery, pulp and paper mills, hydroelectric power generation, and the largest nickel mine site in the world (Voisey’s Bay). All of these markets have provided significant work to M&M in the past and are expected to provide additional work in the future.
Generally, work in the region is awarded on the basis of invitations to tender bids. M&M is well known in the area and, therefore, is invited to bid on virtually every major mechanical and industrial tender package that arises. The award of contracts largely depends on price, but customers will typically consider the Company’s reputation and ability to get the work done properly and on time. On occasion, M&M has been awarded contracts for which it was not the low bidder simply due to the fact that it is a “preferred” supplier for certain customers.
Repair and Overhaul
The Repair and Overhaul segment provides services to the maritime industry, predominantly for on-board ship repair of HVAC and refrigeration systems, welding services, and custom flooring, insulation, and machinery installations. The group has also performed extensive work replacing navigation towers destroyed by Hurricane Katrina. This unit is based out of Port Canaveral, Florida and employs approximately 20 people.
The competitive environment of the segment is fairly limited, with the major competitor of the Company being Standard Marine. Many contract awards are issued with minimal competitive bidding; past performance is a key component of award decisions. The major clients of this segment are the U.S. Coast Guard, Disney Cruise Lines, Rinker Cement, and the U.S. Navy.
Procurement Services
The Procurement Services segment provides procurement consulting services consisting of providing staffing and procurement expertise in executing all phases of the procurement cycle from proposal preparation to closeout. We also perform material procurement for acquisition support contracts. We provide staffing to reinforce capabilities, meet surge requirements, or prepare for inspections/audits of contracts and subcontracts. We assist in supplementing client staff domestically and internationally for short periods or for sustained operations. Staffing is often task-organized to meet specific procurement requirements, such as purchasing, subcontracting, or lower-tier subcontract management. We provide buyers, subcontract administrators and compliance professionals. We support clients using our own purchasing system, or we can use the client’s purchasing system to meet government or commercial mission needs. The segment is based out of our corporate headquarters in Falls Church, Virginia, and employs 26 people.
The volume of business is primarily from the support of major infrastructure construction or logistics projects, such as disaster relief, peacekeeping, nation building and military operations. This has been particularly true in 2005 as a result of events in Iraq and Hurricane Katrina. Most of our revenue in this segment has come from two clients, and our ability to retain these clients is based on our performance.
The industry is fairly fragmented for procurement outsourcing, with many small companies competing. The competition for new work primarily centers on past performance, the experience required for the procurement at hand, and price. The ability to quickly deploy the right staff to meet specific procurement requirements is key to success in this business.

Engineering Services
The Engineering Services segment focuses on providing engineering, environmental science, and occupational safety and health services to a predominantly governmental client base. This work is primarily focused in the areas of U.S. national security, energy and environment, and occupational safety and health. This is a service-based segment that relies on its people to maintain the reputation of the Company to expand operations and improve our marketability. The Company has been successful in recruiting top-level candidates to staff open client-focused positions. The applicant pool for the expertise we need appears to be sufficiently deep to meet our needs. This segment is primarily based out of our Falls Church, Virginia, headquarters and employs approximately 100 people.
The national security work is primarily focused on adjunct staffing and management studies on behalf of the U.S. Army Corps of Engineers, U.S. Customs and Border Protection and the U.S. Army Chemical Materials Agency. In addition to the staffing and management studies, we provide engineering and design services to the U.S. Air Force for base security upgrades. This is a very large, competitive market segment with some of the largest businesses and institutions in the country competing, in addition to numerous small and emerging businesses. Success is dependant on high performance, expert personnel, intimate knowledge of the organizations being served, and strong relationships with the clients and our private sector partners. This market sector is dependant on the federal budget cycle, federal expenditures, and related priorities.
The energy and environment market place is dominated by several large contractors, including Bechtel National and Battelle, with many small and emerging companies competing as well. The competition for new work is focused on having the specific technical capabilities, as well as the longstanding relationships and existing contracts that enable incumbents on projects to expand their services. The services we provide include engineering, environmental sampling and remediation, policy development and support, outreach, cultural and natural resources studies, underwater capping of contaminated river sediments, and environmental compliance support to federal entities.
Our occupational health and safety work is predominantly with the Department of Transportation, with our two major clients being the Transportation Security Administration and the Federal Aviation Administration. The services we perform include client staff augmentation, policy development and implementation, hazard assessment, and investigation services to assess hazardous conditions and compliance with policies and to make improvements to those policies. Successful competition in this area depends primarily on past performance and customer relationships. No single competitor of the Company dominates the industry.
Backlog
The Company is reporting two types of backlog: funded and unfunded. These classifications differ significantly in terms of their expected value to the Company and the expected realization of these amounts. The funded backlog, as shown in the table below, includes all contracts that have been awarded and funded by the client, in most cases a governmental entity. Funded contracts are subject to changes in work scope, delays in project startup, and cancellation by the client. The unfunded backlog comprises contract awards that, at present, have no funding or confirmed orders on which to rely. An example of this would be GSA schedule awards that are indefinite delivery/indefinite quantity awards. While these contracts have the potential to generate revenue, the amount, timing and certainty of those revenues are unknown.
(Dollars shown in 000’s)

	2006	2007	2008+	Total
Security Solutions	$1,579	$—	$—	$1,579
Repair and Overhaul	141	—	—	141
Engineering Services	12,696	3,992	—	16,688
Procurement Services	16,335	—	—	16,335

Total Funded Backlog	$30,751	$3,992	$—	$34,743

The amount of unfunded backlog as of March 15, 2006, is approximately $123 million.

The Industrial and Offshore segment has no backlog due to the short-term nature of work in the segment.
Environmental Matters
Our operations include the use and disposal of hazardous materials. The Company never takes title to hazardous materials. We are subject to various federal, state, and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, and the maintenance of a safe workplace. We believe that we are in compliance with environmental laws and regulations and that we have no known liabilities under environmental requirements that would have a material adverse impact on our business, results of operations, or financial condition. Over the past three years, we have not incurred any material costs relating to environmental compliance.
Item 1A. Risk Factors.
The Company is subject to several risk factors that could have a direct and material impact on the operations of the Company. These risk factors are described below.
We may not receive the full amount of our contract awards.
The Company receives many government contract awards that include both funded and unfunded amounts. While the Company believes that most contracts will become fully funded and executed, there are occasions where the final executed amount of the contract may be substantially less than the contract award. Congress often appropriates funds for our clients on an annual basis, even though our contracts may call for services over a number of years. As a result, Congress may elect not to fund a particular contract in future years. Additionally, the funded amounts on contracts may not be fully recognized as revenue if the priorities of the contract-issuing agencies change and funding is re-appropriated for other uses.
Increased raw material prices may adversely affect contract profitability.
The Company has experienced significant increases in both steel and aluminum raw material prices. Continued increases in the price of raw materials could have a negative impact on the profitability of the Company. Many of our contracts in our manufacturing operations are fixed-price contracts and are not automatically re-priced when raw material costs increase. We aggressively pursue our contract rights to receive compensation for these increased costs, where available, but not all contracts have price-adjustment clauses that allow the Company to recover such cost increases.
Loss of bonding may adversely impact our Canadian operations.
The Company has obtained bonding in Canada through posting a cash deposit with a Canadian surety company. This was the only option available for securing adequate bonding for M&M to continue its operations. The loss of such bonding could have a material adverse impact on the revenues and related profitability of M&M. The Company is currently seeking non-cash secured bonding. Failure to obtain such bonding could adversely affect the Company through reduced revenue and profit.
Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.
Our revenue and operating results could vary significantly from quarter to quarter. In addition, we cannot predict with certainty our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include, without limitation, the following:
•	Fluctuations in revenue earned on contracts;

•	Commencement, completion, or termination of contracts during any particular quarter;

•	Variable purchasing patterns under GSA schedule contracts and agency-specific indefinite delivery/indefinite quantity contracts;

•	Provision of services under a share-in-savings or performance-based contract;

•	Additions and departures of key personnel;

•	Strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	Contract mix, the extent of use of subcontractors, and the level of third-party hardware and software purchases for customers;

•	Changes in presidential administrations and senior federal government officials that affect the timing of procurements;

•	Changes in policy or budgetary measures that adversely affect government contracts in general;

•	The seasonality of our business; and

•	Changes in the volume of material procurements we perform.
Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the startup and early stages of large contracts and may not receive corresponding payments or revenue in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner.
Our business commitments require our employees to travel to potentially dangerous places, which may result in injury to our employees.
Our business involves providing services that require our employees to operate in various countries around the world, including Iraq. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. Certain senior-level employees or executives may, on occasion, be part of the teams deployed to provide services in these countries. As a result, it is possible that certain of our employees or executives will suffer injury or bodily harm in the course of these deployments. It is also possible that we will encounter unexpected costs in connection with additional risks inherent with sending our employees to dangerous locations, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control. These problems could cause our actual results to differ materially from those anticipated.
Unfavorable government audit results could force the Company to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.
A significant portion of our revenue comes from payments made by the U.S. government on prime contracts and subcontracts. The costs of these contracts are subject to audit by the Defense Contract Audit Agency (DCAA). Disallowance of these contract costs by the DCAA could adversely affect the Company’s financial statements. Management periodically reviews its estimates of allowable and unallowable costs based on the results of government audits and makes adjustments as necessary.
If the government discovers improper or illegal activities, by the Company or its employees, the Company may be subject to civil and criminal penalties and administrative sanctions, including contract termination, forfeiture of profits, suspension of payments, fines, and suspension or disbarment from conducting future business with the government. In addition, the Company could suffer serious harm to its reputation if allegations of impropriety were made against it, whether or not true. The Company is not aware of any instances of improper or illegal activities of its employees.
Horne is the only subsidiary subject to incurred costs at this time. Horne is current on its DCAA audits through 2002 and has not had any significant audit findings in any recent DCAA audit.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of March 15, 2006, the Company’s headquarters were located in administrative offices leased by the Company in Falls Church, Virginia. Information about the Company’s key operating facilities is set forth below:

Segment	Location	Leased/Owned	Usage
Security Solutions	Ft. Walton Beach, FL	Owned	Manufacturing
	Ft. Walton Beach, FL	Leased
Industrial and Offshore	St. John’s, Newfoundland	Owned	Manufacturing
Repair and Overhaul	Port Canaveral, FL	Leased	Fabrication
The facilities for Procurement Services and Engineering Services include general office space that is either leased by the Company or provided to the Company by clients.
The two facilities for our Security Solutions segment are fully utilized. Accordingly, we are evaluating alternatives to expand our operations in Ft. Walton Beach, Florida in order to increase revenue. The Company’s other facilities for manufacturing and fabrication appear sufficient to meet its needs at this time. However, should we be successful in winning any large contract awards, we may need to increase our facility space.
Item 3. Legal Proceedings.
Information regarding legal proceedings involving the Company is included in Note 17 to the Company’s consolidated financial statements under the heading “Legal Matters” in Part II, Item 8 of this report, which is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of 2005.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Performance of Common Stock, Stockholders of Record and Dividends on Common Stock. The common stock of the Company is listed on the OTC Bulletin Board electronic quotation system and trades under the symbol “SPSC.” The common stock was first traded on December 5, 2003, under such symbol. The following table sets forth the high and low bids quotation for our stock for each quarterly period beginning in 2004 as reported on the OTC Bulletin Board.

	High	Low
2004
First Quarter	$2.81	$1.60
Second Quarter	$4.02	$0.70
Third Quarter	$1.55	$0.58
Fourth Quarter	$1.69	$1.14

2005
First Quarter	$2.60	$1.45
Second Quarter	$2.36	$1.00
Third Quarter	$1.63	$0.91
Fourth Quarter	$1.17	$0.57
There were approximately 100 stockholders of record on March 15, 2006. A significant number of the outstanding shares that are beneficially owned by individuals or entities are registered in a street name. The Company believes there are approximately 11,000 beneficial owners of its common stock as of March 15, 2006.
The Company has never paid any cash dividends and has no current intention to pay a dividend in the foreseeable future.
(b) Equity Compensation Plans. The following table summarizes our equity compensation plans as of December 31, 2005:

	Number of		Number of securities
	securities to		remaining available for
	be issued upon		future issuance under
	exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options,	outstanding options,	securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	1,000,000 (1)
Equity compensation plans not approved by security holders	5,837,800 (2)	$1.80	3,041,000 (3)

Total	5,837,800		4,041,000

(1)	Represents stock options issuable pursuant to the Company’s 2004 Non-Statutory Stock Option Plan.

(2)	Represents shares of common stock issuable upon exercise of stock options issued pursuant to the Company’s Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan and the Company’s Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.

(3)	Represents stock options issuable pursuant to the Company’s Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan and the Company’s Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.
2004 Non-Statutory Stock Option Plan
The 2004 Non-Statutory Stock Option Plan was adopted by the Board of Directors on March 11, 2004. The plan was intended to advance the interests of the Company by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company, and by providing the participating employees, non-employee directors, consultants, and advisors with an additional incentive to promote the success of the Company. Under this plan, a maximum of 10,000,000 shares of the Company’s common stock, par value $0.0001, were authorized for issue. Options issued under this plan would expire one year from the date of issue.

Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan
The Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan was adopted by the Board of Directors on April 16, 2004. This restated plan took the same form as the 2004 Non-Statutory Stock Option Plan with the exception that the maximum number of options shares authorized under this plan was increased to 30,000,000 shares of the Company’s common stock, par value $0.0001.
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
Item 6. Selected Financial Data (Dollars shown in $000’s except per share data).

	2005	2004	2003	2002	2001
Revenue	$53,698	$11,134	$13,330	$12,261	$11,877
Income (loss) from Continuing Operations	(4,492)	(40,618)	381	(79)	438
Per share of Common Stock-basic & diluted	(0.11)	(1.21)	0.02	(0.00)	0.02
Net Income (loss)	(3,986)	(40,307)	206	(611)	232
Per share of Common Stock-basic & diluted	(0.09)	(1.20)	0.01	(0.03)	0.01
Total Assets	49,404	31,212	4,634	5,128	6,123
Long-term Debt	2,814	—	2,456	2,006	2,114
Shareholder Equity	35,097	28,621	(889)	(1,176)	(473)
EBITDA	(1,566)	(38,878)	732	(158)	757
Adjusted EBITDA	$(1,566)	$(38,878)	$732	$340	$757
The financial information above is reflective of the operations since 2000. Prior to April 2003, Spectrum Holdings’ predecessor company, Silva Bay International, Inc., was a non-reporting entity that had no financial activity. The information shown above for the years 2001 and 2002 is for SSSI, which the Company acquired on April 3, 2003.
The Company uses certain measures of performance that are not required by, or presented in accordance with generally accepted accounting principles (GAAP). Specifically, the Company uses non-GAAP financial measures, EBITDA and Adjusted EBITDA. These measures should not be considered as an alternative to income from operations, net income, net income per share, or any other performance measure derived in accordance with GAAP.
EBITDA represents net income before interest, taxes, non-cash stock option awards to employees or directors, depreciation, and amortization. We use EBITDA to facilitate operating performance comparisons from period to period. We believe EBITDA facilitates company-to-company comparisons by excluding potential differences caused by variations in capital structures (affecting interest expense), taxation, and the age and book depreciation of facilities and equipment (affecting depreciation expense), which may vary from company to company. We also use EBITDA to evaluate and price potential acquisition candidates.
In addition to EBITDA, we use a measure called Adjusted EBITDA, which we define as EBITDA that excludes the effects of discontinued operations, cumulative effects of accounting changes, and other non-operating items that represent non-recurring events. Our management does not view these types of charges as indicative of the status of our operations.

EBITDA Reconciliation
(Dollars shown in 000’s)

	2005	2004	2003	2002	2001
Net Income (loss)	$(3,986)	$(40,307)	$206	$(611)	$232
Depreciation/Amortization	715	176	139	149	183
Interest expense (income)	(20)	(125)	295	304	328
Tax expense (benefit)	325	(21)	92	—	—
Options issued to employees/directors	1,400	1,399	$—	—	—

EBITDA	$(1,566)	$(38,878)	732	$(158)	$743
Cumulative effect of accounting change	—	—	—	91	—
Loss from discontinued operations	—	—	—	407	—

Adjusted EBITDA	$(1,566)	(38,878)	$732	$340	$743

Quarterly Financial Data
(Dollars shown in 000’s except per share amounts)

	2005
	Q1	Q2	Q3	Q4
Revenue	$2,543	$11,796	$16,820	$22,539
Gross Profit	394	1,675	2,084	2,819
Net Income (loss)	(1,745)	(1,058)	(57)	(1,126)
Basic & diluted earnings per share	$(0.05)	$(0.03)	$(0.00)	$(0.03)

	2004
	Q1	Q2	Q3	Q4
Revenue	$3,597	$3,419	$3,009	$1,109
Gross Profit	322	364	166	(906)
Net Income (loss)	(13,581)	(26,682)	(690)	646
Basic & diluted earnings per share	$(0.70)	$(0.73)	$(0.02)	$0.02
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The financial and business analysis below provides information that the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial position, results of operations, and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.
The following discussion and certain other sections of this report contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Company’s actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions and competitive market conditions; price pressures; relationships with key customers; and other factors discussed in Part I, Item 1A, “Risk Factors,” and the sections entitled “Executive-Level Overview” and “Critical Accounting Estimates” below, may affect the Company’s performance. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.
Executive-Level Overview
The Company grew and changed dramatically in 2005 as a result of mergers and acquisitions. The Company now has four wholly owned subsidiaries — SSSI, M&M, CEECO, and Horne — and five business segments. In addition to expanding its market base and business offerings, the Company installed a new management team, placed top priority on issues of corporate governance, implemented changes to make operations more efficient and internal controls sound, and created a platform for well-managed, sustainable growth.
The Company’s Security Solutions business segment is represented by SSSI. Located in Fort Walton Beach, Florida, SSSI is now focused on manufacturing critical, customized equipment components for the Department of Defense. We have installed an experienced management team to oversee operations, augmented our financial and contract capability, identified high-technology equipment that will make us more profitable, and instituted improved pricing and cost-control procedures. Because of strong business relationships and successful first-article work this past year, we expect revenue in 2006 to be almost twice what is was last year. Among its upcoming projects, SSSI will be building a new Advanced Medium-Range Air-to-Air Missile (AMRAAM) container for the U.S. Air Force and serving as the Air Force’s container repair center, manufacturing spare parts and equipment to support the AMRAAM program, and supporting the requirement to install an additional seat in the C-130 Aircraft.
The Industrial and Offshore business segment is represented by M&M and its wholly owned subsidiary, M&M Offshore Limited. Based in St. John’s, Newfoundland, M&M provides services to the industrial and energy industry in eastern Canada. In 2005, M&M accounted for 38 percent of Spectrum Holdings’ operational revenue and contributed $735,000 of operating profit. Operationally, however, M&M is a challenge to integrate into the Spectrum Holdings family because of its geographic location and distinct corporate culture and because it is subject to a completely separate set of laws and regulations. Therefore, we are assessing strategic alternatives for the M&M subsidiary. M&M’s revenues have been fairly consistent from year to year, and we expect this to continue. For reasons of climate, M&M’s operations are seasonal and backlog rarely carries over from year to year.
The Repair and Overhaul segment, represented by CEECO, is headquartered in Port Canaveral, Florida. CEECO has a solid, niche-market business model serving government and industrial customers in Florida and the U.S. Gulf Coast area. CEECO has been helping the Coast Guard to rebuild portions of the waterway navigation system in the Mississippi River Delta damaged by Hurricane Katrina. CEECO posted $2 million in revenue in 2005 and is poised for at least a 25-percent increase in 2006. The main drivers of this growth are expected to be ship repair, refurbishment and replacement operations, production of buoys for the Coast Guard, and contracts designed to improve U.S. long-term maritime safety and communications security.
The Procurement Services segment is managed from Horne’s headquarters in Falls Church, Virginia, but also provides services at client sites elsewhere in the United States and abroad. Although it was a part of the Company for only two-thirds of the year and its profit margins were below the overall average for our operations, the Procurement Services business segment has proven to be an efficient and growing revenue generator, providing 30 percent of our total 2005 revenue, contributed $992,000 of our total 2005 operating profit, and strong cash flow. This segment’s success has resulted from our strong relationships with several major contractors, the in-house expertise we have developed, and our ability to staff up rapidly to meet customer requirements both nationally and internationally. We expect the revenue for this group to grow substantially during 2006. The demand for procurement work is directly related to the level of major infrastructure reconstruction activity, and significant fluctuations in this demand could materially affect the Company’s revenue.
The Engineering Services segment, also represented by Horne, consolidates all our non-manufacturing engineering operations. With work performed at Horne facilities and customer sites, this segment focuses on providing engineering, environmental remediation, and occupational safety and health services. Although part of Spectrum Holdings for only two-thirds of 2005, Engineering Services accounted for 17 percent of the Company’s revenue and contributed $340,000 of operating profit. The software engineering group that is responsible for the Safe Range and Safe Borders programs was transferred from the Security Solutions segment to the Engineering Services segment at the beginning of 2006. We expect revenues in this business segments to grow substantially during 2006.
The business synergy created by the merger with Horne has resulted in some exciting prospects for the Company. At this time, we are pursuing roles on four large-scale contracts related to homeland security, environmental restoration, critical infrastructure, and emergency preparedness: the multi-billion-dollar Integrated Wireless Network (IWN) procurement collaborative effort by the Departments of Justice, Homeland Security, and the Treasury; the SBInet component of U.S. Customs and Border Protection’s Secure Borders Initiative; the $3

billion Kuwait Environmental Remediation Program for remediating and restoring water and other natural resources damaged during Iraq’s 1991 invasion of Kuwait; and a major infrastructure program for a confidential client.
Except for the Industrial and Offshore segment associated with M&M, the Company is largely dependent on the amount of U.S. government contracting in the areas of homeland security, environmental management, infrastructure reconstruction, and munitions management. Significant changes to the spending levels in these areas may have a direct impact on the operations of the Company. Absent such changes, however, management expects the Company’s organic growth to be in the range of 15 to 20 percent. Success in winning any one of the “breakthrough” contracts that we currently are pursuing could spur a significantly greater growth rate for the Company.
Accretive acquisitions will also be part of our growth strategy. We continue to keep an eye out for like-minded companies that will enable us to expand our core capabilities and market reach. Of particular interest would be technology-oriented companies with core competencies in areas such as geospatial intelligence systems, disease surveillance data modeling, and mission-centered human resource management systems.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions.
We believe that the following critical accounting estimates, among others, require us to make significant estimates and judgments in the preparation of our financial statements:
Revenue Recognition
The Company’s principal method of revenue recognition is percentage-of-completion for longer term fixed-price contracts and cost plus fee on reimbursable and time-and-materials contracts. This methodology is used by all segments with the exception of Repair and Overhaul, which utilizes the completed contract method for revenue recognition. There is no material difference in the results of using completed contract method versus percentage-of completion method due to the short-term nature of the Repair and Overhaul contracts.
Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract, which the Company believes is the best measure of progress toward completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, as necessary, revised on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including, but not limited, to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.
Management believes the above methods and criteria are the best available measures of progress for such contracts. Because of the inherent uncertainties in estimating costs and revenues, it is reasonably possible that the estimates used will change in the future.

The Company performs equipment and material procurement contracts as a subcontractor. These contracts require the Company to acquire large dollar items for federal governmental entities through prime contractors. The Company recognizes revenues under these contracts on a gross basis when the goods are shipped to the end user. The Company uses the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as the Company is the primary obligor in the transaction and is obligated to pay the supplier for work performed regardless of whether the customer accepts the work. The Company is responsible for the acceptability of the product and has the latitude and negotiability to determine both the suppliers and the price in the transaction. The customer has the right of return. Although the Company does not take title to the goods, the Company conducts all business under these contracts as a stand-alone entity using its own financial, staffing, and facility resources. The Company is compensated for the material purchases at a fixed fee percentage.
Net Operating Loss Carry-Forwards
We have not recognized the benefit in our financial statements with respect to approximately $11.0 million in net operating loss carry-forwards for federal income tax purposes as of December 31, 2005. This benefit was not recognized due to the possibility that the net operating loss carry-forward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carry-forward or that the carry-forward may be limited as a result of changes in our equity ownership. We intend to use this carry-forward to offset our future taxable income subject to any limitations. If we were to use any of this net operating loss carry-forward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carry-forward is subject to limitation as a result of capital transactions occurring in 2003 or otherwise, we may be liable for back taxes, interest, and, possibly, penalties.
Goodwill
The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not record amortization expense related to goodwill. In the fourth quarter of each year, or as an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the Company completes a review of the market value of that investment and related goodwill.
Determining market values requires the Company to make significant estimates and assumptions. The Company’s judgments are based on historical experience, current market trends, consultations with external valuation specialists, and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different market value.
The Company is evaluating strategic alternatives related to M&M, which has a goodwill balance of $1.7 million as of December 31, 2005. The Company believes that the overall value of the M&M subsidiary has not deteriorated since its acquisition in February 2005.
Overall Results of Operations

	For the Year ended December 31,
	(Dollars shown in 000’s)
	2005		2004		2003
Revenues	$53,698	100.0%	$11,134	100.0%	$13,330	100.0%
Cost of Revenue	46,726	87.0%	11,188	100.5%	11,681	87.6%

Gross Profit	$6,972	13.0%	$(54)	-0.5%	$1,649	12.4%
The overall results of operations were directly impacted by the acquisitions of M&M, CEECO and Horne. These acquisitions contributed approximately $48.1 million of revenue for the year and $7.6 million of gross profit. This level of growth is not expected to continue in 2006. However, we do expect to see continued growth in both revenue and gross profit in 2006 as a result of CEECO and Horne being included in the Company’s consolidated financial statements for a full twelve months. The growth in revenues from these subsidiaries during 2006 for the months they were not included in 2005 is expected to be approximately $30.0 million, which is primarily due to the expected volume of procurement activity. Procurement activity varies greatly from quarter to quarter and year to year, and the gross margin is typically our lowest margin work. Approximately 80% of the $30.0 million of comparable-period revenue growth is expected from procurement. This increase in revenue may be impacted by the results of the evaluation of strategic alternatives regarding M&M. The exact timing of any activity regarding M&M may have a material impact on the income statement because M&M’s business is seasonal, with the majority of its revenue occurring between April and October. Overall, we expect revenue growth of 10% on our base business from 2005 adjusted by those items discussed above. The decrease in SSSI revenue over the past two years was caused by the completion of the Gila Bend contract in September 2004. This is further discussed under the Security Solutions segment below.
The low gross profit margin for the Company in 2004 was due to the low-margin Gila Bend contract and the ten first articles manufactured for verification purposes in pursuit of large-volume government contracts. The overall gross profit margin for 2006 is expected to remain consistent with 2005. This takes into account the increased low-margin procurement work and improved profitability in the munitions area. The net impact of all of these changes should result in no change to the gross margin percentage for the Company.
Security Solutions

	For the Year ended December 31,
	(Dollars shown in 000’s)
	2005		2004		2003
Revenues	$5,624	100.0%	$11,134	100.0%	$13,330	100.0%
Cost of Revenue	6,236	110.9%	11,188	100.5%	11,681	87.6%

Gross Profit	$(612)	-10.9%	$(54)	-0.5%	$1,649	12.4%
The Security Solutions segment has evolved from a segment that generated most of its revenue from range maintenance contracts in 2003 to a unit that was primarily a manufacturing unit in 2005. Manufacturing revenue has grown almost 100% over the past two years, while range maintenance revenue has decreased by 97%. Range maintenance revenue was approximately $9.3 million in 2003, $7.0 million in 2004 and $0.3 million in 2005. This contrasts with the manufacturing group’s revenue of $2.2 million in 2003, $2.7 million in 2004, and $4.2 million in 2005.
The majority of the range maintenance revenue was from the Gila Bend contract that was completed in September 2004. This contract also contributed to the negative gross profit swing from 2003 to 2004 as less favorable bid rates for the final contract year, combined with Department of Labor actions and the settlement of a harassment suit, resulted in negative gross profits. The Department of Labor actions and the settlement cost the Company $0.5 million.
The remaining decrease in gross profit in 2004 was the result of the successful completion of ten first-article tests in the manufacturing group. First-article tests are the opportunity for a manufacturer to demonstrate its ability to manufacture a given product to client specifications in order to qualify to receive future awards. The Company has historically expensed these costs as incurred, thereby decreasing gross margin since no revenue is recognized against such costs.
In 2005, revenue from manufacturing continued to increase — approximately 58% from 2004 — as a direct result of the successful first-article work in 2004. Contracts for U.S. Navy tubes and various military aircraft stands contributed directly to that increase. The Company expects manufacturing revenue to continue to increase in 2006 — by approximately 100% from 2005 levels — as we continue to increase contract orders as a direct result of our performance on the previous first-article work.
The third component of Security Solutions is the software group. The revenue from this group has been decreasing over the three-year period — from $1.8 million in 2003 to $1.5 million in 2004 to $1.1 million in 2005. The decrease from 2004 to 2005 was due to additional time spent on non-billable activity related to our positioning on the new Secure Borders Initiative and time spent on a lawsuit against two former employees of SSSI. The software group will be part of the Engineering Services segment in 2006.
Gross profit margins in the Security Solutions segment remained negative in 2005 as a result of a foreign military sales contract that is operating at a loss due to increased raw material prices, increased non-revenue activity related to the Safe Borders program, and closeout costs on the Gila Bend contract. We expect margins to improve substantially during 2006 since we are renegotiating contracts with unfavorable raw material pricing, we have instituted better pricing and cost-control procedures, and we have a stronger contract base to absorb any first-article work that may be undertaken.
Industrial and Offshore

	For the Year ended December 31,
	(Dollars shown in 000’s)
	2005		2004		2003
Revenues	$20,542	100.0%	—	100.0%	—	100.0%
Cost of Revenue	17,253	84.0%	—	100.0%	—	100.0%

Gross Profit	$3,289	16.0%	—	0.0%	—	0.0%
The Company’s Industrial and Offshore segment was created with the acquisition of M&M in February 2005. The revenue from M&M was for eleven months, but closely approximates a full year’s earnings due to the seasonality of the business. Very little activity occurs between November and March due to the weather in Newfoundland. The gross profit margins are in line with the historical gross margins for this segment prior to the acquisition of M&M by the Company. M&M also has investments in several joint ventures that are not reflected in the figures shown above in accordance with generally accepted accounting principles. While the net impact of these investments was not material during 2005, these investments did provide significant net income for M&M in prior years.
As previously discussed, the Company has retained outside advisors to assist in evaluating strategic options related to M&M. We expect revenue and gross margins to be consistent with 2005 pending any strategic decisions.
This unit is also affected by foreign exchange rates between the U.S. and Canadian dollars. The exchange rate has improved from a U.S. reporting standpoint as the Canadian dollar has strengthened since the acquisition of M&M. A change in the exchange rate could directly affect the results of this unit. While not material to the overall operations of the Company, any significant change in the exchange rates may be material to the results of this segment.
Repair and Overhaul

	For the Year ended December 31,
	(Dollars shown in 000’s)
	2005		2004		2003
Revenues	$1,921	100.0%	$—	100.0%	$—	100.0%
Cost of Revenue	1,186	61.7%	—	100.0%	—	100.0%

Gross Profit	$735	38.3%	$—	0.0%	$—	0.0%
The Repair and Overhaul segment was created with the acquisition of CEECO in March 2005. The revenue for this group is not seasonal, and we expect revenues to grow substantially during 2006, mainly due to new work from the Hurricane Katrina cleanup and the addition of two more months of operations.
The main source of new work has been the replacement and repair of maritime navigation towers damaged by Hurricane Katrina. This work is in addition to our base repair and installation work on a variety of seagoing vessels. We expect revenue to increase by 25% in 2006 as we expand our operations. This segment is dependant on the services of Louis Rogers for the signing and completion of most contracts. Mr. Rogers was the previous owner of CEECO and is under contract with the Company through February 2007.

Engineering Services

	For the Year ended December 31,
	(Dollars shown in 000’s)
	2005		2004		2003
Revenues	$9,324	100.0%	$—	100.0%	$—	100.0%
Cost of Revenue	7,196	77.2%	—	100.0%	—	100.0%

Gross Profit	$2,128	22.8%	$—	0.0%	$—	0.0%
This segment was acquired as part of the acquisition of Horne in May 2005. The revenue for this segment can be expected to grow during 2006 as a result of adding four additional months of operations. The segment will also increase by the addition of the software group transferring from the Security Solutions segment in 2006. Combined, these changes should increase revenue by approximately 50% for 2006 as compared with 2005 revenue. Additionally, we are actively pursuing new contracts that could increase that growth rate significantly.
The gross margin of approximately 23% is consistent with the margins earned prior to the Company’s acquisition of Horne. The margin rates going forward will depend on the revenue produced by the software group with the Safe Range software package and our role with the new Secure Borders Initiative. If we are not successful in securing our position within the new programs, our profit margins in the software group and within this segment may be negatively affected. Conversely, if we are successful in securing a market for our services beyond our current position, our margins may increase. At this time, we are unable to provide any guidance on how successful we may be related to this issue.
Procurement Services

	For the Year ended December 31,
	(Dollars shown in 000’s)
	2005		2004		2003
Revenues	$16,287	100.0%	$—	100.0%	$—	100.0%
Cost of Revenue	14,855	91.2%	—	100.0%	—	100.0%

Gross Profit	$1,432	8.8%	$—	0.0%	$—	0.0%
The Procurement Services segment was acquired as part of the Horne acquisition in May 2005. This segment derives its revenue from two sources: material procurement and acquisition services. The split of revenue between these two areas determines the operating margin for the segment. The materials component is normally high-revenue, low-margin work. The services piece is the opposite, with most services being smaller dollar but having a much higher margin.
We expect the revenue for this group to grow substantially during 2006 due to the timing of the 2005 work in relation to the timing of the acquisition of Horne. The majority of the material procurement was performed prior to the acquisition. Thus, a disproportionate share of services revenue was recognized in the revenue and margin figures shown above. We expect revenue from our Procurement Services to be approximately $5 million in 2006. We expect our material procurement revenue to be in a range of $10 to $30 million for the year. The variability of this work makes estimation difficult.
Operating Expenses

	For the Year ended December 31,
	(Dollars shown in 000’s)
	2005	2004	2003
Selling, General & Administrative	$11,464	$40,564	$1,268
The decrease in operating expenses is primarily due to a net reduction in stock option expenses of approximately $33.1 million during 2005. This reduction is offset by the increased cost associated with the acquisitions and management of the new subsidiaries. We expect operating expenses to increase moderately in 2006 as a result of owning all of the acquired companies for a full year, pending any strategic decisions related to M&M.

Backlog by Segment
The Company is reporting two types of backlog: funded and unfunded. These classifications differ significantly in terms of their expected value to the Company and the expected realization of the amounts. The funded backlog, as shown in the table below, includes all contracts that have been awarded and funded by the client, in most cases a government entity. Funded contracts are subject to changes in work scope, delays in project startup, and cancellation by the client. The unfunded backlog is comprised of contract awards that, at present, have no funding or confirmed orders on which to rely. An example of this is GSA schedule awards that are indefinite delivery/indefinite quantity awards. While these contracts have the potential to generate revenue, the amount, timing, and certainty of those revenues are unknown.
Backlog

	(Dollars shown in 000’s)
	2006	2007	2008+	Total
Security Solutions	$1,579	$—	$—	$1,579
Repair and Overhaul	141	—	—	141
Engineering Services	12,696	3,992	—	16,688
Procurement Services	16,335	—	—	16,335

Total Funded Backlog	$30,751	$3,992	$—	$34,743

The amount of unfunded backlog as of March 15, 2006 is approximately $123 million.
The Industrial and Offshore segment has no backlog due to the short-term nature of its work.
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $7.7 million at December 31, 2005. During 2005, the Company used approximately $12.3 million cash for the three acquisitions that occurred during the year. These funds were provided by liquidating our short-term investments. The Company’s operations and lines of credit have provided sufficient cash flow to operate the business, but these cash flows were not sufficient to fund the acquisitions that occurred.
The Company anticipates that funds from operations combined with our operating lines of credit will be sufficient to provide for our 2006 operations and purchases of plant and equipment, including the possible expansion of our manufacturing facilities in Florida. The Company does not know if the funds available from operations will be sufficient for any acquisitions that may be undertaken during the year. Should the Company make any acquisitions, other sources of financing may or may not be required.
The Company’s working capital position at December 31, 2005, was $14.0 million, compared with $26.3 million at December 31, 2004.
The Company has two lines of credit available to draw on for future cash needs. The main line of credit in the amount of $6.0 million covers the U.S. operations. M&M maintains its own line of credit that has up to $1.4 million (Canadian) available depending on the amount of receivables outstanding. Neither of these lines had any outstanding balances at December 31, 2005.

Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. At December 31, 2005, the aggregate contractual obligations and commitments are:

	(Dollars shown in 000’s)
	Total	Current	1 — 3 Years	3 — 5 Years	5+ Years
Operating Leases	$1,396	$894	$455	$47	$—
Capital Leases	674	211	340	99	24
Debt Service	2,140	117	237	126	1,660
Purchase Obligations	—	—	—	—	—

Total Commitments	$4,210	$1,222	$1,032	$272	$1,684

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
At December 31, 2005, the Company had no amounts outstanding under a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
Cash and cash equivalents, as of December 31, 2005, were approximately $7.7 million and are primarily invested in money market interest-bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income for the twelve months ended December 31, 2005.
Our adjustable rate mortgages contain interest rate floors and ceilings that limit the impact of significant changes in interest rates.
Foreign Exchange Risk
We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Canadian subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Canadian subsidiaries.
In addition, we estimate that an immediate 10% change in foreign exchange rates would affect reported net income or loss by an immaterial amount. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.
Item 8. Financial Statements and Supplementary Data.
The following documents are filed as part of this Annual Report on Form 10-K:
Financial Statements

Report of Independent Registered Certified Public Accounting Firm	[19]

Consolidated Balance Sheets: December 31, 2005 and 2004	[20]

Consolidated Statements of Operations and Comprehensive Income (Loss): Years ended December 31, 2005, 2004 and 2003	[21]

Consolidated Statements of Stockholders’ Equity: Years ended December 31, 2005, 2004, 2003	[22]

Consolidated Statements of Cash Flows: Years ended December 31, 2005, 2004 and 2003	[23]

Notes to Consolidated Financial Statements	[24]

Report of Independent Registered Certified Public Accounting Firm
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
Spectrum Sciences & Software Holdings Corp.:
We have audited the accompanying consolidated balance sheets of Spectrum Sciences & Software Holdings Corp. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Sciences & Software Holdings Corp. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
Orlando, Florida
March 10, 2006

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Balance Sheets
(Dollars shown in 000’s except share amounts)

	December	December
	31, 2005	31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,652	$5,667
Short-term investments	—	18,795
Receivables	16,959	2,760
Due from Stockholder	—	705
Inventories	557	79
Prepaid expenses & other current assets	513	882

Total current assets	25,681	28,888

Property and equipment, net	7,597	2,281
Goodwill	15,222	—
Investments in joint ventures	746	—
Deferred tax asset	77	—
Other assets	81	43

TOTAL ASSETS	$49,404	$31,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,426	$1,026
Accrued expenses	2,006	483
Due to related party	—	705
Deferred revenues	376	229
Provision for contract losses	—	148
Income taxes payable	156	—
Deferred income taxes	426	—
Current portion of long-term debt	332	—

Total current liabilities	11,722	2,591

Long term debt, less current portion	2,482	—

TOTAL LIABILITIES	14,204	2,591

Commitments and contingencies (Note 17)
Minority interest	103	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 44,072,200 and 38,969,300 issued and outstanding	4	3
Additional paid-in capital	79,866	69,895
Accumulated deficit	(45,264)	(41,278)
Accumulated other comprehensive income	491	1

Total stockholders’ equity	35,097	28,621

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,404	$31,212

     See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars shown in 000’s except share amounts)

	12 months ended
	December 31,
	2005	2004	2003
Revenues	$53,698	$11,134	$13,330

Cost of revenues	46,726	11,188	11,681

Gross profit	6,972	(54)	1,649

Operating expenses	11,464	40,564	1,268

Income (Loss) from operations	(4,492)	(40,618)	381

Total non-operating income (expense), net	930	290	(83)

Loss before provision for income taxes	(3,562)	(40,328)	298

Income tax benefit (expense)	(325)	21	(92)

Loss before minority interest	(3,887)	(40,307)	206

Minority interest (income) expense	99	0	0

Net (Loss) Income	(3,986)	(40,307)	206

Weighted average common shares outstanding:
Basic and diluted	42,250,363	33,616,188	18,845,112

(Loss) income per share:
Basic and diluted	$(0.09)	$(1.20)	$0.01

Net (Loss) Income	(3,986)	(40,307)	206
Foreign currency translation adjustments	491	0	0
Unrealized gain on available for sale securities	(1)	1	0

Total comprehensive (loss) income	$(3,496)	$(40,306)	$206

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statements of Stockholders’ Equity
(Dollars shown in 000’s except share amounts)

					Accumulated
					Other
					Comprehensive
	Common Stock			Accumulated	Income
	Shares	Amount	APIC	Deficit	(Loss)	Total

Balance at December 31, 2002	600	1	—	(1,177)	—	(1,176)

Recapitalization of Silva Bay International, Inc.	16,344,000	1	69			70
Issuance of share to effectuate recapitalization	2,500,000	—	—			—
Dissolution of Spectrum Sciences & Software, Inc.	(600)	(1)				(1)
Issuance of shares to legal counsel	7,000	—	10			10
Net income				206		206

Balance at December 31, 2003	18,851,000	1	79	(971)	—	(891)

Stock options issued for consulting services			32,945			32,945
Exercise of stock options	20,078,300	2	35,281			35,283
Stock options issued to employees			1,399			1,399
Stock options issued for consulting services			125			125
Exercise of stock options	40,000	—	66			66
Unrealized gain on investments					1	1
Net loss				(40,307)		(40,307)

Balance at December 31, 2004	38,969,300	3	69,895	(41,278)	1	$28,621

Stock options issued to employees and directors	—	—	1,400	—	—	1,400
Exercise of stock options	2,900	—	4	—	—	4
Issuance of common stock for acquisition of Horne Engineering Services, Inc.	5,100,000	1	8,567	—	—	8,568
Unrealized loss on investments	—	—	—	—	(1)	(1)
Foreign currency translation	—	—	—	—	491	491
Net loss	—	—	—	(3,986)	—	(3,986)

Balance as of December 31, 2005	44,072,200	$4	$79,866	$(45,264)	$491	$35,097

Disclosure of reclassification amount:					2005

Reclassification adjustment for losses included in net loss					$1
See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statements of Cash Flows
(Dollars shown in 000’s)

	2005	2004	2003
Cash flows from operating activities

Net income (loss)	$(3,986)	$(40,307)	$206
Adjustments to reconcile net loss to net cash used in operating activities issuance of stock options to related party for consulting services	—	32,945	—
Investor relations expenses paid by a related party	—	2,763	—
Stock options issued to employees and directors	1,400	1,399	—
Stock options issued to service providers	—	125	10
Write-down of obsolete inventory	—	—	45
Depreciation	715	176	139
Deferred income taxes	440	11	46
Earnings in joint ventures	460	—	—
Minority interest	99	—	—
(Gain) Loss on disposal of equipment	(5)	45	(22)
Realized (gain) loss on the sale of bonds	(1)	12	—
Change in balance sheet items
Receivables	(6,492)	(1,032)	357
Inventory	(58)	43	124
Prepaid Expenses	580	(831)	(10)
Accounts Payable	5,272	(246)	(143)
Accrued Expenses	(220)	(51)	(74)
Deferred Revenue	(201)	192	37
Provision for contract losses	(148)	148	—
Other balance sheet changes	(137)	(87)	11

Net cash (used in) provided by continuing operations	(2,282)	(4,695)	726
Net cash (used in) discontinued operations	0	0	(15)

Net cash (used in) provided by operations	(2,282)	(4,695)	711

Cash flows from investing activities
Purchases of available for sale investments, net	—	(22,807)	—
Maturities of available for sale investments, net	18,795	4,000	—
Business acquisitions, net of cash received	(12,276)	—	—
Purchase of property and equipment	(763)	(497)	(71)
Proceeds from the sale of equipment	75	—	22
Investments in joint ventures,net	701	—	—

Net cash provided by (used in) investing activities	6,532	(19,304)	(49)

Cash flows from financing activities
Repayment of debt	(481)	(2,782)	(184)
Net (repayments) borrowings on lines of credit	(1,828)	—	(551)
Advances and accrued interest from related parties, net	(278)	(68)	136
Proceeds for the exercise of stock options	4	31,819	—

Net cash provided by (used in) financing activities	(2,583)	28,969	(599)

Currency impact on cash and cash equivalents	318	0	0

Net increase in cash and cash equivalents	1,985	4,970	63
Cash and cash equivalents at beginning of period	5,667	697	634

Cash and cash equivalents at end of period	$7,652	$5,667	$697

See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
1. ORGANIZATION AND NATURE OF BUSINESS
Spectrum Sciences & Software Holdings Corp. (the “Company” or “Spectrum Holdings”), headquartered in Falls Church, Virginia, has five reportable segments: Security Solutions, Industrial and Offshore, Repair and Overhaul, Engineering Services, and Procurement Services. Security Solutions includes the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions and software to assist in hazard management and weapons impact analysis. The Security Solutions segment comprises the previously reported segments of Management Services, Manufacturing, and Engineering and Information Technology. Industrial and Offshore operations include the Company’s engineering, mechanical contracting and steel fabrication operations in the Province of Newfoundland, Canada. The Company’s Repair and Overhaul segment is engaged in providing specialized fabrication and maintenance for ships, lifeboats and maritime navigation systems. The Company’s Engineering Services segment provides services to the federal government in the areas of energy and the environment, homeland defense, and transportation. The Procurement Services segment provides acquisition support services to both government and commercial clients.
The Company acquired M&M Engineering, Ltd. (“M&M”), Coast Engine and Equipment Company, Inc. (“CEECO”), and Horne Engineering Services, Inc. (“Horne”) during the 2005 fiscal year. Details of these acquisitions are included in Note 3.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation
The consolidated financial statements include the accounts of majority-owned subsidiaries: intercompany transactions are eliminated. Investments in unconsolidated joint ventures were adjusted to fair market value upon the acquisition of M&M and Horne, respectively. The investments are now recorded under the cost or equity method.
Revenue Recognition
The Company’s principal method of revenue recognition is percentage of completion for longer term fixed price contracts and cost plus on reimbursable time-and-materials contracts. This methodology is used by all segments with the exception of Repair and Overhaul. This segment utilizes the completed contract revenue recognition model. There is no material difference in the results of using completed contract versus percentage of completion due to the short-term nature of the Repair and Overhaul contracts.
Revenue on fixed price contracts is generally recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract, which the Company believes is the best measure of progress toward completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, as necessary, revised on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.
Management believes the above methods and criteria are the best available measures of progress for such contracts. Because of the inherent uncertainties in estimating costs and revenues, it is reasonably possible that the estimates used will change in the future.
The Company performs equipment and material procurement contracts as a subcontractor. These contracts require the Company to acquire large dollar items for federal governmental entities through prime contractors. The Company recognizes revenue under these contracts on a gross basis when the goods are shipped to the end user. The Company uses the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
Gross as a Principal versus Net as an Agent,” as the Company is the primary obligor in the transaction and is obligated to pay the supplier for work performed regardless of whether the customer accepts the work. The Company is responsible for the acceptability of the product and has the latitude and negotiability to determine both the suppliers and the price in the transaction. The customer has the right of return. Although the Company does not take title to the goods, the Company conducts all business under these contracts as a stand-alone entity using its own financial, staffing and facility resources. The Company is compensated for the material purchases at a fixed fee percentage.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, results could differ from those estimates and assumptions.
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximates fair value because of the short-term nature of those instruments. The carrying amount and fair market value of the Company’s short-term investments are the same since short-term investments are recorded at fair value. Debt is recorded at the cash settlement value of the underlying notes which approximates fair value as the interest rates are adjustable.
Significant Customers and Credit Risks
Service revenue from individual customers which constituted greater than 10% of the Company’s consolidated service revenue for each of the years 2005, 2004, and 2003 is set forth below:

	Year Ended December 31,
	2005	2004	2003
Customer A	23.7%	*	*
Customer B	27.1%	*	*
Customer C	*	60.1%	67.8%

*	Less than 10% of consolidated revenue as of the end of each period.
Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results of operations. The Company’s primary customers are government entities. If a single government entity’s revenue exceeds 10% of the Company’s revenue, it is disclosed above.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of December 31, 2005, substantially all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable from individual customers which constituted 10% or more of the Company’s consolidated accounts receivable for each of the years ended December 31, 2005, 2004, and 2003 is set forth below:

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2005	2004	2003
Customer A	15.4%	*	*
Customer B	31.0%	*	*
Customer C	*	60.0%	61.8%

*	Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.
In determining the allowance for doubtful accounts, the Company analyzes the aging of the accounts receivable, historical bad debts, customer creditworthiness, and specific situations involving our customers. As the majority of our work is government related, the risk of uncollectiblity is greatly reduced.
Inventories
Inventory costs are stated at the lower of cost or market, determined by either the average cost or first-in, first-out method. Inventory costs normally consist of work in progress with raw materials or finished goods. The Company strives to order raw materials and parts for delivery as needed. On occasion, the Company will advance purchase raw materials where the discounted price of those materials is sufficient to justify the carrying costs of said material.
Property & Equipment
Property and equipment acquired as part of the acquisitions of M&M, CEECO, and Horne were adjusted to their approximate fair value at the time of acquisition, respectively. All other property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on both an accelerated basis and straight-line methods over the estimated useful lives of the underlying assets. Routine maintenance and repairs are expensed as incurred. Major replacements and improvements are capitalized.
Goodwill
The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not record amortization expense related to goodwill. In the fourth quarter of each year, or as an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the Company completes a review of the market value of that investment and related goodwill.
Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived assets groups, including furniture and equipment, computer hardware and software and leasehold improvements, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company’s primary measure of fair value is based on discounted cash flows. The measurement of impairment requires the Company to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.
Income Taxes
The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
Research and Development Costs
Research and development costs are expensed as incurred. The Company incurred approximately $216,000, $225,700 and $71,400 in 2005, 2004, and 2003, respectively. These costs are included in operating expenses in the accompanying statements of operations and comprehensive income (loss).
Earnings (Loss) Per Share
The Company reports its earnings (loss) per share in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations and comprehensive income (loss).
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents were not included in the computation of diluted earnings (loss) per share for the twelve months ended December 31, 2005, and 2004, as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share. The Company had no outstanding stock options as of December 31, 2003, thus basic and diluted EPS were the same.
Financial Instruments and Short-Term Investments
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
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of M&M is the Canadian dollar. In the accompanying consolidated financial statements, the monetary assets, with the exception of plant and equipment, and certain liabilities of M&M were translated to U.S. dollars using the December 31, 2005, exchange rate of 0.858 Canadian dollar to 1.00 U.S. dollar. All monetary consolidated statements of operations items of M&M were translated at the average exchange rate for the eleven months ended December 31, 2005, of 0.8249 Canadian dollar to 1.00 U.S. dollar. The Company had no foreign operations until the acquisition of M&M on February 1, 2005.
Stock Based Compensation
The Company has adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Accordingly, the fair values of stock option awards are determined using the Black-Sholes model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company has traditionally not included a vesting period for option grants.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
3. ACQUISITIONS
M&M Engineering, Ltd.
On February 1, 2005, the Company acquired M&M, a provider of a complete range of mechanical contracting and steel fabrication services to the industrial and offshore energy sector, for $6,768,202 in cash; a combination of the purchase of 100% of the common stock of M&M and an issuance of 1,000 preferred shares to the Company. The purchase price for the common stock of M&M was $5,958,802 in cash. Pursuant to the Purchase Agreement, M&M redeemed 1,000 of its preferred shares held by EnerNorth Industries Inc., for $809,400 immediately prior to closing the acquisition and issued the same number of preferred shares to the Company for $809,400. The total cost of the acquisition includes approximately $353,000 of acquisition-related expenses – for a total cost of approximately $7,121,000. The primary purpose of this acquisition was to diversify the Company’s corporate customer base beyond U.S. federal government contracting and to capitalize on the growth potential in the natural resource sector to include: the offshore oil and gas industries, the hydroelectric sector, mining, and the pulp and paper industries in Newfoundland and Labrador, Canada.
Coast Engine and Equipment Company, Inc.
On February 25, 2005, the Company acquired 100% of CEECO, a provider of service to the maritime industry predominantly for on-board ship repair of HVAC and refrigeration systems; welding services; and custom flooring, insulation, and machinery installations. The purchase price for CEECO included an initial cash payment of $300,000 plus an earn-out over the next three years. Under the terms of the purchase agreement, the Company will pay the former shareholders of CEECO a total purchase price of up to $900,000 over a three-year period. The purchase price is payable in cash and common stock of the Company and is subject to certain adjustments, including, without limitation, adjustments based on CEECO’s earnings during such three-year period. In addition to the $300,000 cash payment for CEECO, there were approximately $36,000 of acquisition related expenses. Pursuant to a security agreement executed in connection with the purchase agreement, the former shareholders of CEECO will retain a security interest in all of the assets of CEECO until the total purchase price has been paid. The Company has a three-year employment contract with Louis T. Rogers, former owner of CEECO. The CEECO acquisition allows the Company to take advantage of other non-government customer bases in the south-central Florida region. It also provides the opportunity to pursue business opportunities within the U.S. Coast Guard and U.S. Navy by increasing the Company’s presence in that market. As of December 31, 2005, CEECO has met the purchase price EBITDA goals for the first year, as defined in the purchase agreement. While these results must be verified through year-end audit, three-quarters of the first year earn-out of $200,000, or $150,000 has been accrued.
Horne Engineering Services, Inc.
On May 11, 2005, the Company acquired all of the issued and outstanding capital stock of Horne Engineering Services, Inc. (“Horne”), from its shareholders, Darryl K. Horne, Charlene M. Horne and Michael M. Megless (the “Horne Shareholders”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Horne was merged with and into Horne Acquisition LLC, a wholly owned subsidiary of the Company. The purchase price for the capital stock of Horne was $4.5 million in cash and 6.1 million unregistered shares of the Company’s common stock (the “Shares”). Additional shares of common stock could subsequently become issuable by the Company to the Horne Shareholders to the extent that the average closing price of the Company’s common stock on NASD OTC Bulletin Board, or other public securities market, for the trading days during the two month period ending on May 11, 2007 is less than $3.25 per share, subject to Horne (on a stand alone basis) meeting or exceeding 2005 gross revenues of $75 million with EBITDA (as defined in the Merger Agreement) of $3.25 million (the “2005 EBITDA”) and EBITDA of not less than $3.25 million in 2006. Pursuant to an Amendment and Waiver Agreement entered into among the parties to the Merger Agreement on May 11, 2005 (the “Amendment”), the Company held back 4.0 million of the Shares payable to the former Horne Shareholders under the Merger Agreement (the “Hold Back Shares”), with the disposition of those shares subject to two conditions. First, the Amendment requires the Company to release 3.0 million of the Hold Back Shares to the former Horne Shareholders promptly upon receiving certain third-party consents relating to certain of Horne’s contracts, which are specified in the Amendment. As of November 11, 2005, the Company received the required consents. Second, if Horne’s 2005 EBITDA is less than $3.25 million (the “EBITDA Shortfall”), the Company will be entitled to recover any remaining Hold Back Shares limited such that the value of the recovered Hold Back Shares, based on the closing price of the Company’s common stock on May 11, 2005, does not exceed three times

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
the EBITDA Shortfall. Based on Horne’s operating results for 2005, the remaining 1.0 million shares will not be issued to the Horne Shareholders and the price guarantee on the issued shares is no longer effective.
The total cost of the Horne acquisition was approximately $13.6 million, consisting of cash of $4.5 million, acquisition costs of $524,000 and 5.1 million shares of the Company’s common stock valued at $1.68 per share, or $8.6 million. The share price of the Company’s common stock was determined based on the average share price at the time of the acquisition.
In connection with the Merger Agreement, the Company and the Horne Shareholders entered into a Registration Rights Agreement, dated May 11, 2005 (the “Rights Agreement”), pursuant to which the Company agreed to prepare and file a registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale from time to time of all of the shares of the Company’s common stock issued to the Horne Shareholders pursuant to the Merger Agreement.
Upon the closing of the Merger Agreement, Messrs. Horne and Megless were appointed to the Company’s Board of Directors. In connection with the Merger Agreement, Messrs. Horne and Megless executed Employment Agreements with the Company, dated as of May 11, 2005 (the “Employment Agreements”), pursuant to which such individuals were appointed Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), respectively. Pursuant to a Stock Option Agreement executed in connection with the Merger Agreement, Mr. Horne received an option to purchase 1.0 million shares of the Company’s common stock at an exercise price of $1.65 per share, subject to Horne meeting the revenue and EBITDA targets for 2005 as described above. Based on Horne’s operating results for 2005, these options are forfeited. The Company also reserved 2.0 million shares of the Company’s common stock for the issuance of stock options to be granted to the employees of Horne at the discretion of Mr. Horne.
The primary purpose of the Horne acquisition was to effectuate a business combination pursuant to which the management of Horne would replace Spectrum’s then-current management team. Although Horne was acquired by the Company, Horne’s management has assumed management responsibilities of the Company.
Each acquisition described above was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition.
Pro Forma Results (Unaudited)
The results of these acquisitions, had they been consummated at the beginning of each period shown, are included in the pro forma information below. The historical revenues and earnings of M&M, CEECO, and Horne for the twelve months ended December 31, 2005 and 2004, have been combined with the revenues and earnings of Spectrum Sciences & Software Holdings Corp. for the twelve months ended December 31, 2005 and 2004, respectively. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each twelve month period and is not necessarily indicative of results that may be obtained in the future.

	Twelve months ended
	December 31,
	(Dollars shown in 000’s except per share amounts)
	2005	2004
Revenue	$76,813	$49,637
Net loss	(3,552)	(38,830)
Loss per share — Basic & Diluted	$(0.08)	$(1.16)
For the twelve month period ended December 31, 2005, the Company incurred $1.4 million in stock-based compensation expense, a $1.8 million loss for SSSI, and significant positive earnings contributions from the acquired companies. The net loss reported above was also significantly impacted by merger and acquisition activity during the period, including costs for accounting and legal fees, investor relations, and consulting fees, as well as by Hurricane Dennis, the second hurricane to hit the Florida Gulf Coast in less than a year. The loss for the twelve months ended December 31, 2004 includes approximately $34.5 million of stock compensation expense.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
Purchase Price Allocation
The allocation of the purchase prices for M&M, CEECO and Horne are as follows:

	(Dollars shown in 000’s)
	M&M	CEECO	Horne
Assets Acquired
Cash	$188	$40	$—
Accounts Receivable	3,197	117	4,081
Inventory	374	29	—
Property and Equipment	2,508	65	372
Investments in joint ventures	1,569	—	311
Other	387	28	198

	$8,223	$279	$4,962

Liabilities Assumed
Debt	(1,102)	(27)	(1,835)
Accounts payable and accruals	(1,258)	(28)	(2,641)
Deferred Taxes	(417)	—	(221)

	(2,777)	(55)	(4,697)

Goodwill	1,675	262	13,285

Total consideration	$7,121	$486	$13,550

The goodwill from the M&M and CEECO acquisitions are fully allocated to the Industrial and Offshore and Repair and Overhaul segments, respectively. The preliminary allocation of goodwill from the Horne acquisition provides $11.5 million of goodwill to Engineering Services and $1.8 million of goodwill to Procurement Services. These allocation may be adjusted pending final purchase accounting. None of the goodwill is deductible for tax purposes.
4. SHORT-TERM INVESTMENTS (000’s)

		Unrealized	Unrealized	Recorded
	Cost Basis	Gains	Losses	Basis

December 31, 2004
Short-term investments:
Certificate of Deposit	$879	$—	$—	$879
US government and Agency securities	17,915	17	(16)	17,916

Total short-term investments	$18,794	$17	$(16)	$18,795

The Company, on December 31, 2004, had $18.8 million of short-term investments primarily invested in U.S. government and agency-backed securities. These instruments had original maturities in excess of three months at purchase. These investments were liquidated in the first half of 2005 to fund the acquisitions described above.
5. RECEIVABLES (000’s)
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company’s Industrial and Offshore clients include Exxon Mobil, Petro Canada, Halliburton, Husky Energy, Inco Ltd., Iron Ore Company of Canada, North Atlantic Refining Ltd., Abitibi Consolidated, and Corner Brook Pulp and Paper. The Company’s Repair and Overhaul segment’s customers include: the U.S. Navy, U.S. Coast Guard, Military Sealift Command, Rinker Cement, and Disney Cruise Lines. The U.S. Air Force and the U.S. Navy are customers for the Security Solutions segment. The U.S. Department of

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
Defense (including the Army Environmental Center and the Army Corp of Engineers), Lockheed Martin, Battelle, Staubach, Louisiana State University, Department of Homeland Security (including the Transportation Security Agency), Federal Aviation Administration, the General Services Administration (GSA Schedules), USAID, and other government agencies are customers for the Company’s Engineering Services segment. Bechtel International, Inc. is a customer for the Company’s Procurement Services segment.

	December	December
	31, 2005	31, 2004
Receivables
Billed receivables	$14,465	$1,467
Unbilled receivables	2,268	1,166
Holdbacks	184	—
Other	42	127

Total Receivables	$16,959	$2,760

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms. Substantially all of these amounts will be billed in the following year.
6. INVENTORIES (000’s)
Inventories are valued at the lower of cost or market. Cost is determined either by using the average cost or first-in, first-out method. The major components of inventories are summarized as follows:

	December	December
	31, 2005	31, 2004
Inventories
Raw materials	$330	$20
Work in process	217	59
Finished goods	10	—

Total Inventories	$557	$79

7. PROPERTY AND EQUIPMENT (000’s)

	Range of	December	December
	Lives (Years)	31, 2005	31, 2004
Property and Equipment
Land	—	$860	$175
Buildings and Improvements	3-39	4,786	1,699
Furniture & fixtures	3-7	51	39
Manufacturing Equipment	3-7	2,094	1,013
Tools & Equipment	3-7	383	—
Office Equipment	3-7	633	245
Vehicles	3-7	311	55
Investment Property	39	221	221

Total		$9,339	$3,447

Accumulated Depreciation		(1,742)	(1,166)

Property and Equipment, net		$7,597	$2,281

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
8. ACCRUED EXPENSES (000’s)

	December	December
	31, 2005	31, 2004
Actual Expenses
Salaries & payroll related items	$740	$126
Accrued leave	365	66
Property & sales tax	65	15
Professional Fees	492	—
Deferred Rent	120	38
Other	224	238

Total Accrued Liabilities	$2,006	$483

9. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of two mortgages, collateralized by property in Newfoundland, Canada and Ft. Walton Beach, Florida, totaling $2.1 million and capital leases of $0.7 million. The interest rates on the mortgages are adjustable with the first at the Royal National Bank of Canada’s cost of funds plus 3.25% and the second at the U.S. federal funds rate plus 4% subject to certain interest rate floors and caps as specified in the agreements. The rates in effect at December 31, 2005 are 7.092% and 7.0%, respectively. The interest rates on the capital leases range from 0% to 14.9%.
The Company also maintains lines of credit through two of its subsidiaries. These lines of credit provide operating funds for normal business activities. These financing arrangements are described below.
CIBC Facility
M&M maintains a revolving line of credit facility with a commercial bank, the Canadian Imperial Bank of Commerce (“CIBC”). This credit facility (the “CIBC Facility”) was initially entered into in December 1994 and has been amended and renewed from time to time. The CIBC Facility currently allows the Company to borrow up to the lesser of (1) $1.40 million Canadian, or (2) 75% of receivables from governments or large institutions and 60% of other receivables to finance working capital requirements on a revolving basis. The CIBC Facility is payable upon demand and bears interest at prime plus 2.25%. As of December 31, 2005, there were no amounts outstanding under the CIBC Facility.
As collateral for the CIBC Facility, M&M has provided a first priority lien on (1) receivables, inventory and specific equipment; (2) a second priority lien on land, buildings, and immovable equipment; and (3) an assignment of insurance proceeds. M&M and M&M Offshore Limited, a wholly owned subsidiary of M&M, have provided cross-guarantees to CIBC in an unlimited amount to secure each other’s share of the CIBC Facility. The CIBC Facility also requires M&M to comply with specified financial covenants, including current ratio, debt/equity ratio and limits on capital expenditures, dividends, and further encumbrances on collateral.
Bank of America Facility
During 2004, Horne negotiated two revolving lines of credit with the Bank of America. In 2005, these credit lines were extended. The operating line of credit for $4,000,000 accrues interest at the London Inter-Bank Offered Rate (LIBOR) plus 2.75% and now expires on February 28, 2006 (see Note 19). The contract line of credit for $10,000,000 accrues interest at LIBOR plus 3.25% and expired on December 31, 2005. At December 31, 2005, there was no outstanding balance on either line.
Magna Credit Facility
During 2003, Magna, a joint venture of M&M, negotiated a credit facility in the amount of $797,871, which is repayable on demand and bears interest at the bank’s prime lending rate plus 1.50% per annum. As security, M&M has provided a $199,468 guarantee plus an agreement to postpone debt of a further $279,255. There was no outstanding balance of this demand loan as of December 31, 2005. M&M has not been liable for any guarantees

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
under this credit facility. The schedule below represents future principal payments under existing debt agreements (000’s).

	Capital Leases	Mortgages
2006	$224	$117
2007	218	121
2008	143	116
2009	57	61
2010	48	65
2011	26	1,660

	716	2,140
Less Interest on Capital Leases included above	42	—

Total Debt Commitments	$674	$2,140

10. RELATED PARTY TRANSACTIONS
Transactions related to BG Capital Group Limited, Endeavor Group, LLC and Related Stockholders
The Company was provided management consulting services by Endeavor Capital Group, LLC, which is owned by one of the stockholders (Mr. Robert Genovese) of the Company during 2004 and 2003. The terms of the original consulting agreement between Endeavor Capital Group, LLC, and the Company was from March 1, 2003, to March 1, 2004. Consulting fees were $4,000 per month under the terms of the agreement. Management consulting fees of $4,000 a month for January and February 2004 and expenses of $15,106 are reported as consulting fees during 2004 and management consulting fees of $40,000 and expenses of $81,904 are reported as consulting fees during 2003 in the accompanying consolidated financial statements.
On March 11, 2004, the Company entered into a new consulting agreement with Mr. Genovese. The term of the agreement was for a one-year period, and Mr. Genovese was tasked with bringing to the Company’s attention potential or actual opportunities that met its business objectives or logical extensions thereof, alert the Company to new or emerging high potential forms of production and distribution, comment on corporate development, identify respective suitable merger or acquisition candidates and related due diligence and other such planning and development services as requested by the Company.
On March 11, 2004, as a result of execution of the new consulting agreement, Mr. Genovese received options to purchase 9,000,000 shares of the Company’s common stock at a per share exercise price equal to the lesser of $1.65 or the fair market value at the time of exercise. In accordance with SFAS No. 123R, the Company recorded consulting expense of $11,418,038 in the first quarter of 2004, based on the fair value of the stock options at the date of grant using the Black-Scholes pricing model.
On April 16, 2004, the Company and Mr. Genovese amended and restated the March 11, 2004, consulting agreement. The amended agreement extended the term of the contract to April 19, 2006, and contained an exclusivity provision. As part of that agreement, Mr. Genovese was issued options to acquire an additional 9,000,000 shares of common stock at a per share exercise price equal to the lesser of $1.95 or 60% of the closing price on the day preceding notice of exercise. In addition, Mr. Genovese was issued options to acquire 5,000,000 shares of common stock at an exercise price of $1.65 as a result of his role in the now-abandoned Inland Fabricators, LLC (IFAB) transaction. In accordance with SFAS No. 123R, the Company recorded consulting expense of $21,526,862 in the second quarter of 2004, based on the fair value of the stock options at the date of grant using the Black-Scholes pricing model. The total options granted to Mr. Genovese during the twelve months ended December 31, 2004, were 23,000,000.
On May 4, 2004, the Company suspended the consulting agreement with Mr. Genovese. That suspension remained in effect until October 1, 2004, when the Company and Mr. Genovese entered into a new consulting arrangement, which entirely replaced all prior consulting

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
agreements with Mr. Genovese. Pursuant to the new consulting agreement, Mr. Genovese was retained to render limited independent advisory services concerning certain merger or acquisition candidates for the Company. Mr. Genovese received no additional compensation for these services. The new consulting agreement also contained a variety of standstill provisions, pursuant to which Mr. Genovese agreed, among other things, for a period ending on December 31, 2005, not to acquire additional shares of the Company’s stock and not to seek, either alone or as part of a group, to acquire control of the Company. Pursuant to the new consulting agreement, Mr. Genovese has provided limited services in connection with certain acquisition activities undertaken by the Company. However, the Company is under no obligation to use Mr. Genovese’s services in the future.
As part of the new Consulting Agreement with Robert Genovese, the Company agreed to cancel 1,100,000 shares previously issued to Mr. Genovese and a related stock subscription receivable in the amount of $1,815,000. The shares were cancelled on October 18, 2004.
Mr. Genovese effectively exercised 20,078,300 options during the first six months of 2004 with an aggregate exercise price of $35,282,685. The Company received $31,752,811 of cash from Mr. Genovese and converted outstanding debt of $3,529,874 owed to Mr. Genovese and related companies in lieu of cash for exercise of these options. The Company owed Mr. Genovese $792,030 at December 31, 2003. Mr. Genovese had advanced the Company $672,551 during the first four months of 2004 to pay operating expenses, and the Company had accrued interest of $7,793 on two interest-bearing notes in the first quarter of 2004. In addition, Mr. Genovese paid for certain investor relations expenses totaling $2,065,000 during the first quarter of 2004 on behalf of the Company. During the second quarter of 2004, the Company reversed $7,500 of those expenses. In the fourth quarter of 2004, the Board of Directors approved $705,126 of investor relations expenses previously disallowed bringing the total investor relations expense paid by Mr. Genovese on behalf of the Company to $2,762,626.
The Company had recorded a receivable from Robert Genovese, a stockholder of the Company, of $705,126 at December 31, 2004. However, the Company also recorded a payable to one of Mr. Genovese’s companies of $705,126 at December 31, 2004, primarily representing previously disallowed investor relations expenses, which were subsequently approved on the basis that satisfactory support for such expenses was provided. These receivables and payables are recorded as related party amounts in the financial statements. On April 5, 2005, the receivable of $705,126 was paid to the Company by Mr. Genovese and the payable to one of Mr. Genovese’s companies in the same amount was paid by the Company.
Transactions with the President of the Company
In conjunction with the acquisition of Horne, the Company assumed a liability for a loan made by Darryl Horne to Horne Engineering in the amount of $250,000. The loan was repaid in full on June 29, 2005. In addition to the principal amount of $250,000, the Company paid interest of $3,593.
Transactions related to the spouse of the former President of the Company
The spouse of the former President of the Company advanced funds to the Company at various times during 2003 and 2004. Total advances of $317,500 were provided during the year ended December 31, 2003. The Company repaid $269,513 including interest of $2,013 during 2003. The Company in the second quarter of 2004 repaid $52,500 to the spouse of the former President of the Company. $50,000 in funds were advanced to cover operating expenses in 2003 and $2,500 represented interest.
Transactions related to Coast Engine and Equipment Company
During the year ended December 31, 2005, CEECO received cash advances from two of the CEECO officers of $54,715. These advances were non-interest bearing and were repaid in full.
In March 2005, CEECO purchased two vehicles through loans from the CEECO officers totaling $25,614. One vehicle was purchased for $33,614 through a trade-in allowance of $24,500 and cash paid by the CEECO officers of $9,114. The other vehicle was purchased for $16,500 in cash paid by the CEECO officers. The amounts due to the CEECO officers were non-interest bearing and were repaid in full in the fourth quarter of 2005.
CEECO leases its facilities from a company owned by a related party through common ownership under a non-cancelable lease from May 1, 2004, through April 30, 2006. The lease obligation for the year ending December 31, 2006 is $24,000.
Transactions with Directors of the Company
A director of the Company purchased two vehicles from the Company for $21,261. The purchase prices were at or above third-party valuations.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
A director of the Company was paid $12,863 as compensation for services rendered to the Company other than ordinary services provided by a member of the Board of Directors in connection with the acquisition of Horne and related matters.
11. EMPLOYEE BENEFIT PLAN
The Company has a defined contribution 401(k) plan available to all US employees who have completed minimum service requirements and meet minimum age requirements. Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations. The Company currently matches 50% of an employee’s contribution up to 6%.
12. STOCK OPTION PLAN
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
During the year ended December 31, 2004, 23,000,000 options were granted to a non-employee stockholder who provided consulting services to the Company as described in Note 8. The fair value of the first 9,000,000 options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.62; and an expected life of the options of 2 years. This generates a price of $1.27 per option at the date of grant, which was March 11, 2004. As a result, $11,418,038 of consulting expense and additional paid-in capital was recorded at the date of grant. The fair value of the remaining 14,000,000 options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of 1 year. This generates a price of $1.67 per option on 5,000,000 of the options based on a strike price of $1.65, and a price of $1.46 per option on 9,000,000 of the options based on a strike price of $1.95, at the date of grant for both sets of options, which was April 20, 2004. As a result, $21,526,862 of consulting expense and additional paid-in capital was recorded at the date of grant.
On April 20, 2004, the Company awarded 576,500 stock options to certain employees, officers, and directors for services rendered. The Company has chosen to early implement FASB Statement No. 123R, “Share-Based Payment,” which requires these options be valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.62%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of 3 years. This generates a price of $2.03 per option based on a strike price of $1.65 at the date of grant, which was April 20, 2004. As a result, $1,169,628 of compensation expense and additional paid-in capital was recorded at the date of grant.
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
On November 15, 2004, the Board of Directors approved and adopted an amended and restated Non-Statutory Stock Option Plan to amend certain termination provisions. The Company on that date also awarded 591,750 stock options to certain officers and directors for services rendered. The Company has chosen to early implement FASB Statement No. 123R, “Share-Based Payment,” which requires these options be valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.12%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of 3 years. This generates a price of $0.65 per option based on a strike price of $1.40 at the date of grant, which was

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
November 15, 2004. As a result, $229,136 of compensation expense and additional paid-in capital was recorded at the date of grant.
On January 12, 2005, the Company executed stock option agreements with the directors and officers of the Company, pursuant to the Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan (the “Plan”). Pursuant to stock option agreements, the Company granted options to each of Kelvin D. Armstrong, Karl H. Heer, William H. Ham, Jr., and Nancy C. Gontarek to purchase 300,000 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.65 per share. All the options become exercisable as of the date on which the Company has consummated, since January 12, 2005, the acquisition of businesses with annual revenues in the aggregate of at least $20 million. The options expire on January 12, 2008. The Company has chosen to implement FASB Statement No. 123R, “Share-Based Payment,” which requires options be valued at fair value at the grant date, effective January 1, 2004. The fair value of the options issued was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.84%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected option life of 1.5 years. This generates a price of $0.63 per option based on an exercise price of $1.65 at the grant date, January 12, 2005. As a result, $751,662 of compensation expense and additional paid-in capital was recorded at the grant date.
On February 14, 2005, the Company executed additional stock option agreements with the directors of the Company pursuant to the Plan. Pursuant to those stock option agreements, the Company granted options to each of Kelvin D. Armstrong, Karl H. Heer and William H. Ham, Jr., to purchase 500,000 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $2.50 per share. All of the options issued to the directors will expire on February 14, 2008. All of the options become exercisable as of the date on which the Company certifies, based on the Company’s audited financial statements for the 2005 fiscal year as filed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for such fiscal year, that the Company has achieved earnings before interest, taxes, depreciation and amortization of $4 million for the 2005 fiscal year. No compensation expense has been recorded because the Company did not achieve the earnings target associated with these options.
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
On June 8, 2005, the Company executed stock option agreements, pursuant to the Plan, with Darryl K. Horne and Michael M. Megless, who were appointed as directors of the Company on May 11, 2005. Pursuant to the stock option agreements, the Company granted, to each of Messrs. Horne and Megless, options to purchase 500,000 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $2.50 per share. All of the options issued to Messrs. Horne and Megless will expire on June 8, 2008. All of the options will become exercisable if and as of the date on which the Company certifies, based on the Company’s audited financial statements for the 2005 fiscal year included in the Company’s Annual Report on Form 10-K filed with the SEC for such fiscal year, that the Company has achieved earnings before interest, taxes, depreciation and amortization of $4 million for the 2005 fiscal year. No compensation expense has been recorded because the Company did not achieve the earnings target associated with these options.
Information with respect to options granted at December 31, 2005 and 2004, is as follows:

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements

			Weighted
	Number of shares	Option Price	Average Price
Options Outstanding 12/31/2003	—
Granted	24,243,250	1.40-1.95	1.76
Exercised	(20,118,300)	1.65-1.95	1.74
Cancelled	—

Outstanding 12/31/2004	4,124,950	1.40-1.95	1.83

Granted	4,215,750	1.28-2.50	2.19
Exercised	(2,900)	1.40	1.40
Cancelled	(2,500,000)	2.50	2.50

Outstanding 12/31/2005	5,837,800	1.28-1.95	1.80

The following table summarizes information about the Plan’s stock options at December 31, 2005.

Options Exercisable & Outstanding
		Weighted Average
Exercise Price	Shares Outstanding	Remaining Life (yrs)

1.28	13,750	2.5
1.40	588,850	1.4
1.65	1,811,500	2.8
1.95	3,423,700	0.8

	5,837,800

13. INCOME TAXES
The provision for income taxes consisted of the following (numbers in 000’s)

	Year Ended December 31
	2005	2004	2003
Current
Federal	$—	$(33)	$33
State	64	—	13
Foreign	58	—	—

Total Current	122	(33)	46

Deferred
Federal	—	12	46
Foreign	203	—	—

Total Deferred	203	12	46

Total tax provision	$325	$(21)	$92

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	2005	2004	2003
Statutory Federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefits	-1.7%	3.6%	2.8%
Foreign tax rate difference	-0.6%	—	—
Deferred taxes from acquisition	3.8%	—	—
Change in tax rates	0.5%	—	—
Loss taxed under Subchapter S	—	—	-5.9%
Permanent difference	-0.1%	-30.8%	—
Valuation allowance	-46.7%	-6.7%	—
Other	1.7%	-0.1%	—

Effective tax rate	-9.1%	0.0%	30.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Significant components of the Company’s deferred taxes were as follows (number in 000’s):

	2005	2004
Accrued expenses	$211	$55
Depreciation	(95)	(98)
Allowance for doubtful accounts	222	—
Stock compensation	531
Work in process (foreign)	(809)
NOL carry-forwards	4,886	2,725
Other, net	(269)	17
Valuation allowance	(5,026)	(2,699)

Net deferred tax asset (liability)	$(349)	$—

In determining the extent to which a valuation allowance for net deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry-back opportunities and other tax planning strategies. The valuation allowance relates to our U.S. net operating losses. The portion of the valuation allowance for which subsequently recognized tax benefits will reduce goodwill is approximately $418,000. The Company had approximately $11 million of net operating loss carry-forwards available to offset future income. Due to the losses incurred by the Company in prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized. The net operating loss carry-forwards, for federal purposes, will expire on or before the year 2025. If in the future the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.
The deferred tax assets and liabilities that are recorded on the balance sheet relate to our Canadian subsidiary, M&M. Based on the historical results of M&M’s operations, the Company believes that for Canadian tax purposes these balances do not require any valuation allowances.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
14. NON-OPERATING INCOME (EXPENSE) (000’s)

	2005	2004	2003
Income
Building Rent	$228	$206	$186
Interest	198	290	—
Equity Investments	830	—	26

Expense
Interest	(277)	(165)	(295)
Other	(49)	(41)	—

Total non-operating income (expense)	$930	$290	$(83)

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (000’S)

	2005	2004	2003
Cash paid for interest	$300	$181	$309
Cash paid for taxes	$229	$—	$—
Supplemental schedule of non-cash financing and investing:
Issuance of debt for fixed asset acquisitions	$2,393	$—	$—
Reduction in due to related-party in lieu of cash payment for exercise of stock options	$—	$3,530	$—
Unrealized (loss)gain on available for sale securities	$(1)	$1	$—
Conversion of bank line of credit to priority note payable	$—	$—	$649
Conversion of accrued expenses to short-term debt	$—	$—	$325
Recapitalization of Silva Bay	$—	$—	$71
The Horne acquisition also included the issuance of 5.1 million common shares of stock.
16. SEGMENT INFORMATION
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Through its four operating subsidiaries, the Company has five operating segments. The Security Solutions segment as reported by Spectrum Sciences and Software, Inc. (“SSSI”) includes operations for management services, manufacturing, and engineering and information technology predominantly in the munitions and homeland safety arena. The Industrial and Offshore segment reported by M&M includes the Company’s engineering, mechanical contracting and steel fabrication in the Province of Newfoundland, Canada. The Repair and Overhaul segment as reported by CEECO is engaged in providing specialized fabrication and maintenance for ships, lifeboats and maritime navigation systems. The two segments reported by Horne are Engineering Services and Procurement Services. Engineering Services consist of engineering, environmental remediation, occupational safety and transportation consulting. The Procurement Services segment supports large government programs for infrastructure rebuilding and acquisition. The following is a summary of certain financial information related to the five segments during the years ended December 31, 2005, 2004 and 2003. Results are not reported in 2003 or 2004 for the Industrial and Offshore segment, the Repair and Overhaul segment, the Engineering Services segment, and the Procurement Services segment as they were not part of the Company’s operations during that time period.
For the year ended December 31, 2005, the segment results reported for the Company include a full twelve months of operations for SSSI, eleven months of operations for M&M (beginning February 1, 2005), ten months of operations for CEECO (beginning March 1, 2005), and eight months of operations for Horne (beginning May 1, 2005). For the years ended December 31, 2004 and 2003, the segment results represent only those of SSSI. Note

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
that the previously reported segments of management services, engineering and information technology, and manufacturing have now been consolidated into the Security Solutions segment consistent with how the Company is now being managed.

	Year Ended December 31 (000’s)
	2005	2004	2003
Security Solutions
Total revenue	$5,624	$11,134	$13,330
Operating (loss) income	(1,934)	(54)	1,649
Industrial and Offshore
Total revenue	20,542	—	—
Operating income	735	—	—
Repair and Overhaul
Total revenue	1,921	—	—
Operating income	345	—	—
Engineering Consulting
Total revenue	9,324	—	—
Operating income	340	—	—
Procurement Services
Total revenue	16,287	—	—
Operating income	992	—	—
Headquarters
Total revenue	—	—	—
Operating (loss)	(4,970)	(40,564)	(1,268)
Total
Total revenue	$53,698	$11,134	$13,330
Operating (loss) income	$(4,492)	$(40,618)	$381

Non-Operating income(expense)	930	290	(83)

Net income (loss) before tax	$(3,562)	$(40,328)	$298

	Identifiable Assets		Fixed Asset Additions			Depreciation Expense
	December 31,		12 months ended			12 months ended
(Dollars shown in 000’s)	2005	2004	2005	2004	2003	2005	2004	2003
Security Solutions	$6,624	$3,071	$2,676	$497	$71	$313	$176	$139
Industrial and Offshore	8,356	—	310	—	—	251	—	—
Repair and Overhaul	773	—	141	—	—	49	—	—
Engineering Consulting	2,924	—	14	—	—	100	—	—
Procurement Services	6,647	—	—	—	—	—	—	—
Corporate Assets	24,080	28,142	15	—	—	2	—	—

Total	$49,404	$31,213	$3,156	$497	$71	$715	$176	$139

All revenue and balance sheet activity in the Industrial and Off-shore segment is based in Canada. All other segments are entirely U.S. based for both revenue and balance sheet activity.
17. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office space or manufacturing facilities at various locations in the United States. Rent expense

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
totaled approximately $705,000, $159,000, and $21,600 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company also enters into various other non-cancellable leases for office equipment and vehicles as necessary. The table below summarizes our future annual minimum lease payments under non-cancellable agreements with an initial term of greater than one year at inception.

	Minimum Commitments
Type	2006	2007	2008	2009	2010
Facilities/Office space	$727,136	$263,818	$11,238	$—	$—
Office equipment	104,739	79,547	38,483	31,429	7,126
Vehicles	61,818	44,594	17,216	8,814	—

Operating Leases	$893,693	$387,959	$66,937	$40,243	$7,126

Lessor
During the years ended December 31, 2005, 2004, and 2003, the Company was the lessor in an operating lease of office space. The lessee is the United States of America (“Government”), which rented space in the Company’s office building. The operating lease, which expires in September 2008, was amended in August 2004 as a result of the addition of additional space. Rental income during the years ended December 31, 2005, 2004, and 2003, totaled $228,967, $205,924 and $185,614, respectively.
Minimum lease payments to be received for the next five years are as follows:

2006	$228,967
2007	$228,967
2008	$171,726

$629,660

Legal Matters
Title VII Lawsuit
In December 2002, three employees alleged a claim pursuant to Title VII claiming sexual harassment and retaliation. The matter went to trial on January 31, 2005. The jury awarded damages in the amount of $383,100. An objection to the judgment was filed with the court alleging that the judgment awarded by the jury exceeded statutory limits. A final settlement was entered into by the parties prior to Defendant’s motion being adjudicated by the Court. Spectrum Sciences and Software Inc. paid to the plaintiffs the sum of $188,000 as full and final settlement of the claims.
Section 16(b) claim
In July 2004, a complaint was filed by Todd Augenbaum (“Augenbaum”) against Robert Genovese, Endeavor Capital Group, LLC, and BG Capital Group, Ltd. (collectively, the “Genovese Defendants”) seeking to recover “short-swing profits” alleged to have been unlawfully obtained by Mr. Genovese and his affiliated companies in violation of Section 16(b) of the Securities Exchange Act of 1934. The suit alleges that Mr. Genovese and his affiliated companies beneficially owned more than 10% of the outstanding common stock of Spectrum Sciences & Software Holdings Corp. (the “Company”) and that Mr. Genovese acted as an officer and director of the Company. The Company was named as a nominal defendant in the action, but has no liability for the asserted claims.
On November 17, 2005, the Company entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Stipulation”) with Augenbaum and the Genovese Defendants for the resolution of all claims in this action. Pursuant to the Stipulation, the Genovese Defendants agreed to make settlement payments with a total value

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
of $3,250,000, payable as follows: (1) an initial payment of $800,000 in cash following approval of the Stipulation by the United States District Court, Southern District of Florida (the “Court”); (2) a payment of $175,000 in cash within six months following such Court approval; and (3) a payment of $2,275,000 in cash or the Company’s common stock, valued at the closing market price of such stock on the date of delivery, within eighteen months following such Court approval.
The Stipulation provides that, of the total amounts payable by the Genovese Defendants, the $800,000 and $175,000 payments are to be paid directly to counsel for Augenbaum for attorneys’ fees and reimbursement of expenses and the $2,275,000 balance is to be paid directly to the Company. The Stipulation was approved by the Court on December 1, 2005, and the initial $800,000 payment was made.
In connection with the Stipulation, the Company has also agreed to a Settlement and Standstill Agreement with Robert Genovese and BG Capital Group, Ltd. pursuant to which the Company will accept in satisfaction of all settlement amounts under the Stipulation, other than the initial $800,000 payment, 1 million shares of the Company’s common stock, less such number of shares that must be sold by the escrow agent holding the shares to pay the $175,000 payment to Augenbaum’s counsel. The Company, however, may elect by May 1, 2006 to receive all 1 million shares of the common stock provided that it assumes the obligation to make the $175,000 payment. The Settlement and Standstill Agreement also prohibits Mr. Genovese and BG Capital from engaging in certain actions with respect to the Company until December 31, 2008. The Company has not recognized any gain related to this transaction. The gain will be realized when the stock is received and can be valued at the stock price in effect on that date.
Claim by the former President of the Company
On or about August 24, 2004, Donal R. Myrick, former President and Chief Executive Officer of Spectrum Sciences and Software Holdings Corporation (Spectrum Holdings) filed a complaint in the Circuit Court in and for Okaloosa County, Florida, alleging a breach of both an oral and written contract of employment as well as a claim that Spectrum failed to timely issue an opinion letter to allow the sale of plaintiff’s stock on the open market. On or about December 8, 2005, the parties entered into a Settlement Agreement and Mutual Release. Under the terms of the Settlement Agreement, Spectrum Holdings agreed to pay to Mr. Myrick the sum of $155,000 as full and final settlement of all claims arising from or relating to his relationship with Spectrum Holdings as an officer, employee, director or shareholder. The settlement funds have been paid, and this matter has been dismissed by the Court.
Munitions Assembly Conveyor (MAC) Lawsuit
On or about August 23, 2004, Spectrum Sciences and Software, Inc. (SSSI) filed suit against the United States alleging a breach of express contract, a breach of an implied in fact contract, and misappropriation of trade secrets. SSSI claims damages in the amount of $3,500,000. The complaint arises out of the government’s actions associated with the procurement of the improved Munitions Assembly Conveyor (MAC). Based upon SSSI’s previous experience in both utilizing and producing the MAC, the Government and SSSI entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving munitions support equipment, including the MAC. As part of the CRADA negotiation, SSSI identified its prior development, unique modifications, and improvements which constituted trade secrets and intellectual property owned by SSSI. Subsequent to the completion of the CRADA, SSSI alleged that the government deliberately breached its obligations to protect the trade secrets, intellectual property, and proprietary information identified by SSSI in the CRADA by disclosing and widely disseminating to the general public SSSI’s proprietary information.
In response to a Motion for Summary Judgment filed on behalf of the United States, the Court dismissed the claim for misappropriation of trade secrets. The surviving claims remain pending in the United States Court of Federal Claims in Washington, DC. The parties are currently engaged in the discovery process. No trial has been scheduled by the Court.
Garrison Lawsuit
On or about February 22, 2005, SSSI filed suit against two (2) former employees, Donald L. Garrison and David M. Hatfield, and Control Systems Research, Inc. (CSR) alleging a breach of contract, a violation of the Florida Uniform

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
Trade Secrets Act, Tortuous Interference, Conversion, and Civil Conspiracy. The complaint states that while Mr. Garrison and Mr. Hatfield were employees of SSSI they were actively involved in the development and application of the Safe Range product which is proprietary to SSSI. The complaint further states that the former employees had knowledge of other proprietary information such as employee wage data, and personnel data, marketing plans, contract bidding data and information related to the overall business operations of SSSI. SSSI alleged in the Complaint that Mr. Garrison and Mr. Hatfield became employees of CSR and that in the course of their employment with CSR they provided protected, proprietary information learned in the course of their employment with SSSI that enabled CSR to unfairly compete against SSSI on bids and proposals for contracts related to the Safe Range product.
At present the parties are engaged in the discovery process. No trial date has been scheduled by the Court. The Company is unable to predict the outcome of this litigation.
Plum Island Claim
Horne Engineering submitted a three-part claim to the USDA (and later resubmitted to the Department of Homeland Security because of a change in federal agency responsibility for the project) seeking an equitable adjustment in the amount of $835,793. The first part of the claim concerns the pumping of sludge from the stabilization lagoon to the aeration lagoon. Based upon the contract documents, Horne reasonably expected to pump 4,129 cubic yards of sludge. In fact, it pumped an additional 3,459 cubic yards of sludge. Horne seeks $266,795 for this work. The second part of the claim is for difficulty in pumping water from the lagoon due to vegetation that clogged Horne’s subcontractor pumps. This vegetation was not present in the pre site visit and was not included in Horne’s bid price. Horne seeks $49,870 for this work. Horne’s third part of the claim is for obtaining and placing an additional 6,750 cubic yards of borrow material. There is a question of fact regarding the quantity calculations; however, the Company believes its calculations are accurate and complete and seeks $519,128 for this work. On February 13, 2006, Horne received the Contracting Officer’s final decision on the claim submitted. The claim has been denied in its entirety. Horne may pursue the claim further either through the federal court system or through the administrative appeals process of the USDA. No decision has been reached as to whether the Company will pursue the claim and/or by which process.
SEC Investigation
On April 28, 2004, Spectrum Sciences & Software Holdings Corp. was informed by the Securities and Exchange Commission (the “SEC”), Division of Enforcement, that it was conducting an informal inquiry into the Company. In conjunction with that inquiry, the SEC requested that the Company voluntarily provide the SEC with the documents and certain information relevant to the investigation. The Company provided all documents and information in a complete and timely manner. In November 2005, the Company received a letter from the SEC informing the Company that it was closing the investigation and that it had determined not to pursue an enforcement proceeding against the Company or any current director or officer of the Company.
18. INVESTMENTS IN JOINT VENTURES
M&M Engineering Limited
M&M conducts a portion of its business through two joint ventures, Newfoundland Service Alliance, Inc. (“NSA”) a 20.83% owned joint venture and Magna Services, Inc. (“Magna”) a 50%-owned joint venture. These investments are accounted for using the equity method of accounting.
NSA, a Newfoundland and Labrador corporation, was incorporated in December 1996 to combine the expertise of its shareholders in providing comprehensive onshore support services to the Newfoundland and Labrador oil and gas industry. NSA is jointly owned by M&M Offshore Limited (MMO) (20.83%), G.J. Cahill & Company (1979) Limited (20.83%), New Valve Services and Consulting Inc. (20.83%), Peacock Inc. (20.83%), and Siemens Westinghouse Ltd (16.68%).
Magna, a Newfoundland and Labrador corporation, was incorporated in April 1997 to provide offshore support services to the Newfoundland and Labrador oil and gas industry, including the Hibernia and Terra Nova offshore oil projects. Magna is jointly owned 50% by MMO and 50% by Jendore Limited.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
Liannu is a limited partnership formed under the laws of Newfoundland and Labrador in November 2002, for the purpose of providing services in Labrador, including industrial mechanical contracting, structural and steel fabrication and erection, and other services including the Voisey’s Bay nickel mine development. M&M is the general partner of Liannu, and holds a 0.01% general partner’s interest and a 48.99% limited partner’s interest in the partnership. The remaining 51% limited partnership interests are held by two individuals unrelated to the Company. As a general partner, M&M charges a management fee equal to 5% of the contract price for contracts entered into by the partnership.
In addition, Liannu has entered into an informal teaming arrangement with a similar corporation named Mista-Shipu Constructors Limited (“Mista-Shipu”). The entity “Liannu/Mista-Shipu,” was designed to be a 50/50 joint venture for the purpose of fulfilling a $3 million contract in 2004, regarding the site-wide supply and installation of cladding for the infrastructure buildings at Voisey’s Bay.
During 2005, the Industrial & offshore segment through Liannu was awarded contracts totaling $7.79 million with Voisey’s Bay Nickel Company (“VBNC”), which produced revenue of $3.80 million during fiscal 2005. Voisey’s Bay is located in Newfoundland and Labrador, and is the site of a large nickel deposit currently being developed by Inco through its subsidiary VBNC. The contracts awarded to Liannu to date include: the fabrication of four concentrate storage tanks; the fabrication of various pumphouses, including a port fuel unloading/dispensing system,a fire/fresh water pumphouse, a potable water pumphouse, and a mill site fuel dispensing system; and the fabrication of forty-nine unique tanks to be used for various purposes in the storing and refining of ore.
Horne Engineering Services, LLC
Horne is a member of Weskem, a limited liability company that specializes in environmental remediation. During 1999, Horne invested $77,500 and became a 5.6% partner in this joint venture. The investment is accounted for using the cost method of accounting. The investment was revalued at the acquisition date to its approximate fair market value. During the year ended December 31, 2005, Horne recognized $298,250 in earnings of the joint venture.
19. SUBSEQUENT EVENTS
Option Issuances
Pursuant to the Horne acquisition agreement, the Company, on January 23, 2006, granted 1,016,230 of options to former Horne employees. These options have an exercise price of the lesser of $1.55 or the market value of our stock when exercised. The options expire on May 10, 2008 and were immediately exercisable. In accordance with FAS 123 R, the Company will be valuing these shares using the Black Scholes model.
Bank of America Loan
The Company entered into a new revolving line of credit arrangement with Bank of America effective March 2, 2006. This agreement provides the Company with $6.0 million of available financing to meet operating expenses incurred in the normal course of business. The Company’s borrowing base for this instrument is outstanding receivables less than 90 days old for all U.S. subsidiaries. The agreement will expire on April 30, 2007. The interest rate is calculated as the London Inter-Bank Offering Rate plus 2.5%.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures. Our management performed an evaluation under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
(b) Changes in Internal Control Over Financial Reporting. Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting during the year ended December 31, 2005. That evaluation did not identify any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The names of our executive officers and directors, their ages as of March 15, 2006 and the positions currently held by each are as follows:

Name	Age	Position
Darryl K. Horne	45	President, Chief Executive Officer and Chairman
Michael M. Megless	59	Vice President, Chief Financial Officer, Secretary and Director
Francis X. Ryan	54	Director
Kelvin D. Armstrong	64	Director
Karl H. Heer	56	Director
BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS
Darryl Horne. In June 2005, Darryl K. Horne was appointed President, Chief Executive Officer (CEO), and Chairman of the Board of Spectrum Holdings. Mr. Horne founded Horne Engineering Services, Inc., a Virginia corporation, in 1990 and led the organization as the President and CEO until May 2005, when Horne was acquired by Spectrum Holdings. Horne is a professional engineering firm providing engineering solutions to issues primarily in the areas of national security, energy and the environment, and transportation for customers in the U.S. federal government, state and local governments, and the private sector. As the President and CEO of Horne, Mr. Horne was responsible for personnel, budgeting, performance contracts, subcontract administration, proposals, business development, and the general oversight of corporate operations. In 1999, Mr. Horne was appointed by then Virginia Governor James Gilmore to the Virginia Military Institute (VMI) Board of Visitors. Mr. Horne was re-appointed to the VMI Board of Visitors by Governor Mark Warner in 2003 and currently chairs the Audit, Finance and Planning committee of the VMI Board of Visitors. Mr. Horne was honored by Ernst & Young in 1999 as a Greater Washington Entrepreneur of the Year, and in 2002 he was a finalist for a National Capital Business Ethics Award. In March 2004, he was invited to become a Trustee on the Federal City Council, a non-profit, non-partisan organization dedicated to the improvement of the Nation’s Capital and composed of and financed by the region’s top business, professional, educational, and civic leaders. Mr. Horne received a bachelor’s degree in civil engineering from VMI in 1982. He is a member of the National Society of Professional Engineers and the Society of American Military Engineers, and he completed service in the U.S. Army Reserve with the rank of Captain.
Michael M. Megless. In June 2005, Michael M. Megless was appointed Chief Financial Officer (CFO) of Spectrum Holdings. Mr. Megless has served as a member of the Board of Directors of Spectrum Holdings since May 11, 2005. Prior to being appointed CFO of Spectrum Holdings, Mr. Megless served as CFO for Horne, from 1997 to May 2005. As CFO for Horne, Mr. Megless’ responsibilities included corporate and financial strategy, budgeting and management control, financial management, enterprise risk management, contract management, and all investor and banking relationships. Previously, Mr. Megless served as Operations Manager for Fluor Daniel GTI, Inc., in Columbia, Maryland, and was responsible for all business development and profit and loss in five states and the District of Columbia with sales of $15 million annually. Mr. Megless also served as Northeast District Manager for Westinghouse Remediation Services. His region encompassed 13 states and three operational offices generating sales in excess of $25 million annually. Previously, Mr. Megless served as Vice President of Finance for Roy F. Weston, Inc. Responsibilities included all corporate financial reporting requirements for this NASDAQ-traded company during a period of dramatic growth from 500 employees to over 2,500 employees and from $50 million to

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
over $250 million in revenues. Mr. Megless also directed all financial aspects of Weston’s IPO in addition to a secondary offering and bond issue. Mr. Megless earned a B.S. in accounting from Villanova University and an M.B.A. in management and applied economics from Widener University.
Francis X. Ryan. On October 4, 2005, Francis Ryan was elected to serve on the Board of Directors of Spectrum Holdings. Mr. Ryan also serves as the Chairman of the Audit Committee of the Spectrum Holdings’ Board of Directors. Mr. Ryan has served as President of FX Ryan & Associates from 1991 to the present. FX Ryan & Associates is in the business of management consulting. Mr. Ryan has an extensive background in finance and accounting. Prior to serving as President of FX Ryan & Associates; he served as Chief Operating Officer (COO) and Executive Vice President of Berwick Industries from November 1990 to August 1991 and further served as the Chief Financial Officer (CFO) of Murray Corporation from August 1988 to July 1990. In addition to serving as the Audit Committee Chairman of the Board of Directors of Spectrum Holdings, Mr. Ryan serves as the Chairman of the Audit Committee and member of the Board of Directors for Paradigm Holdings, Inc. and is also a member of the Board of Directors of Fawn Industries. Mr. Ryan is also currently on the Board of Directors of St. Agnes Hospital in Baltimore, Maryland, and serves as Chairman of the Audit Committee for said Board of Directors. Previously, Mr. Ryan served as the Chairman of the Finance Committee for the St. Agnes Hospital Board of Directors. Mr. Ryan earned a B.S. in economics from Mt. St. Mary’s College (1973, Summa Cum Laude) and an M.B.A. with concentration in finance from the University of Maryland (1977). Mr. Ryan is also certified as a Public Accountant by the Commonwealth of Pennsylvania.
Kelvin D. Armstrong. Kelvin Armstrong was elected to the Spectrum Holdings’ Board of Directors in October 2003 and has served continuously as a director through the present. Mr. Armstrong currently owns and operates KellyOak Enterprises, Ltd. (KellyOak), an investment and property management firm, and KOEL Enterprises, Ltd., a consulting firm that provides consulting and management services to companies in the automotive industry that are experiencing financial difficulties. Mr. Armstrong has owned and operated the aforementioned KOEL Enterprises, Ltd. from 1998 to the present and KellyOak from 1982 to the present.
Karl H. Heer. Karl Heer was elected to the Spectrum Holdings’ Board of Directors in October 2003, and he has served as a Director continuously through the present. Mr. Heer has co-owned and operated Nautic Distributors, LTD, from 1986 to the present. Based in Richmond, British Columbia, Canada, Nautic Distributors is a distributor of sporting products throughout Canada. As co-owner and operator of Nautic Distributors, Mr. Heer is responsible for the daily operations of the business. Mr. Heer’s responsibilities include marketing, purchasing, sales, inventory control, personnel, and corporate finance.
CODE OF ETHICS
The Company has adopted a Code of Ethics applicable to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, and/or other persons performing similar functions. The Spectrum Holdings Code of Ethics is posted on the Company’s Web site at the following Internet address: http://www.spectrumholdingscorp.com/governance/codeofethics.pdf.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent (10%) of a registered class of Spectrum Sciences & Software Holding Corp. equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent (10%) of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed all required Forms 3, 4, and 5 and any amendments thereto. However, each of the following directors, officers and/or beneficial owners of more than ten percent (10%) of the equity shares of the Company failed to make such required filings on a timely basis: Kelvin Armstrong failed to timely file 1 report; Karl Heer failed to timely file 1 report; William Ham failed to timely file 1 report; Darryl Horne failed to timely file 2 reports; and Michael Megless failed to timely file 2 reports.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
AUDIT COMMITTEE AND FINANCIAL EXPERT
The Company formed an audit committee on October 4, 2005 and appointed Francis X. Ryan, who is currently the only member of the committee, as Chairman. The Company’s Board has determined that Mr. Ryan qualifies as an audit committee financial expert as defined in Regulation S-K of the Securities Exchange Commission and is independent in accordance with NASDAQ-listed company standards. Mr. Ryan has acquired an understanding of generally accepted accounting principles and financial statements, an understanding of internal controls and procedures for financial reporting, and an understanding of audit committee functions as well as the ability to prepare, audit, analyze, and evaluate complex financial statements through his extensive experience and education.
Item 11. Executive Compensation.
EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS
In 2004, William Ham signed an employment contract with the Company to serve as Chief Executive Officer (CEO) through December 31, 2005. The employment contract was subsequently extended by the Board of Directors to the date set for the next annual shareholders meeting in 2006. On June 7, 2005, Mr. Ham’s employment agreement was assigned from the Company to its wholly owned subsidiary Spectrum Sciences & Software, Inc. (SSSI), where Mr. Ham continued to serve as CEO and President of SSSI. The employment contract provided for the payment of severance pay to Mr. Ham in the event the contract was terminated without cause by the Company in an amount equal to six (6) months of his base pay at the time the contract was terminated. The employment contract between Mr. Ham and the Company was terminated on December 5, 2005. Mr. Ham was paid a lump sum severance in the amount of $50,000.
In 2004, Nancy Gontarek signed an employment contract with the Company to serve as Chief Financial Officer (CFO) through December 31, 2005. The employment contract was subsequently extended by the Board of Directors to the date set for the next annual shareholders meeting in 2006. On June 7, 2005, Ms. Gontarek’s employment agreement was assigned from the Company to SSSI, where Ms. Gontarek continued to serve as CFO of SSSI. The employment contract provided for the payment of severance pay to Ms. Gontarek in the event the contract was terminated without cause by the Company in an amount equal to six (6) months of her base pay at the time the contract was terminated. The employment contract between Ms. Gontarek and the Company was terminated on December 5, 2005. Ms. Gontarek was paid a lump sum severance in the amount of $60,000.
On May 11, 2005, Darryl Horne entered into an employment agreement with the Company that provided for his appointment as CEO and President of the Company upon the filing of the Company’s quarterly report with the Securities and Exchange Commission (SEC) for the quarter ending March 31, 2005. The employment agreement was subsequently amended on May 23, 2005, to provide for Mr. Horne’s appointment upon the Company’s filing with the SEC of a certain amendment to the quarterly report. On June 7, 2005, the amendment to the quarterly report was filed with the SEC, and Mr. Horne assumed the position of CEO and President of the Company. Mr. Horne’s employment agreement provides for his employment as the CEO and President of the Company until May 11, 2010, with automatic renewals thereafter for one-year terms unless either party provides notice of intent to terminate the agreement. For his service as the CEO and President of the Company, Mr. Horne will be compensated with an annual base salary in the amount of $375,000, subject to annual review by the Board of Directors, a one time cash bonus equal to six percent (6%) of the Company’s earnings before EBITDA in excess of $3,400,000 for 2005, and will be eligible to participate in any Company-sponsored incentive program that permits, allows or provides for award of stock, restricted stock or options in the Company or similar incentive equity interest plan. Mr. Horne will also be entitled to reimbursement for necessary and properly vouchered client-related business or entertainment expenses incurred in the performance of his duties, five (5) weeks of paid vacation (200 hours) annually, a reasonable monthly car allowance and fringe benefits generally available to Company employees in accordance with Company programs, including personal leave, paid holidays, and disability, dental, vision, and group health insurance plans.
On May 11, 2005, Michael Megless entered into an employment agreement with the Company that provided for his appointment as CFO of the Company upon the filing of the Company’s quarterly report with the SEC for the quarter ending March 31, 2005. The employment agreement was subsequently amended on May 23, 2005 to provide for Mr. Megless’ appointment upon the Company’s filing with the SEC of a certain amendment to the quarterly report.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
On June 7, 2005, the amendment to the quarterly report was filed with the SEC and Mr. Megless assumed the position of CFO of the Company. Mr. Megless’ employment agreement provides for his employment as the CFO of the Company until May 11, 2008, with automatic renewals thereafter for one year terms unless either party provides notice of intent to terminate the agreement. For his service as the CFO of the Company, Mr. Megless will be compensated with an annual base salary in the amount of $260,000, subject to annual review by the Board of Directors, a one time cash bonus equal to four percent (4%) of the Company earnings before EBITDA in excess of $3,400,000 for 2005, and will be eligible to participate in any Company-sponsored incentive program that permits, allows or provides for award of stock, restricted stock or options in the Company or similar incentive equity interest plan. Mr. Megless will also be entitled to reimbursement for necessary and properly vouchered client-related business or entertainment expenses incurred in the performance of his duties, five (5) weeks of paid vacation (200 hours) annually, a reasonable monthly car allowance and fringe benefits generally available to Company employees in accordance with Company programs, including personal leave, paid holidays, disability, and dental vision, and group health insurance plans.
COMPENSATION COMMITTEE
Spectrum Holdings does not have a standing compensation committee. Executive officer compensation matters are decided upon by the Board of Directors as a whole. During 2005, the following named officers and members of the Board of Directors participated in Board deliberations concerning executive officer compensation: William Ham, Karl Heer, Nancy Gontarek and Kelvin Armstrong.

						Long-Term
						Compensation Awards
		Annual Compensation				Restricted	Securities
				Other Annual		Stock	Underlying
Name and Principal Position	Year	Salary	Bonus	Compensation		Award(s)	Options (#)
Darryl K. Horne	2005	$333,474	$—	$20,975	(a)	$—	—
President and Chief Executive Officer

Michael M. Megless	2005	$213,358	$—	$15,732	(b)	$—	—
Vice President and Chief Financial Officer

William H. Ham	2005	$81,670	$—	$63,800	(c)	$—	300,000
Chief Executive Officer (former)	2004	$87,498	$—	$6,000	(d)	$—	220,000
	2003	$64,104	$—	$—		$—

Nancy C. Gontarek	2005	$118,578	$15,000	$67,888	(e)	$—	300,000
Chief Financial Officer (former)	2004	$107,750	$—	$—		$—	220,000
	2003	$76,375	$—	$—		$—	—

(a)	Includes $9,942 car allowance, $4,033 country club dues and $7,000 Board of Directors’ fees.

(b)	Includes $8,732 car allowance and $7,000 Board of Directors’ fees.

(c)	Includes $50,000 severance, $1,800 car allowance and $12,000 Board of Directors’ fees.

(d)	Includes $6,000 Board of Directors’ fees.

(e)	Includes $60,000 severance, $1,800 car allowance and $6,188 consulting fees.
Board Compensation
Members of the Company’s Board of Directors are compensated on a monthly basis. Employee members of the Board are paid $1,000 per month for each month of service. Non-employee members of the Board are paid $4,000 per month. From time to time, Board members are also compensated with stock options and are reimbursed for all travel expenses incurred to attend Board meetings.
During 2005, Kelvin D. Armstrong, a director of the Company, was also paid $12,862 as compensation for services rendered to the Company other than ordinary services provided by a member of the Board of Directors in connection with the acquisition of Horne Engineering Services, LLC and related matters.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
Stock Options
The following table sets forth certain information concerning the grant of options to the persons serving as Chief Executive Officer and other named executive officers in fiscal 2005. The Company has not granted any stock appreciation rights (“SARs”).
Option Grants in Fiscal Year 2005

Potential Realizable
Value at Assumed
	Number of	Percent of			Annual Rates
	Securities	Total Options	Exercise		of Stock Price
	Underlying	Granted to	or Base		Appreciation
	Options	Employees in	Price	Expiration	For Option Term (2)
Name	Granted (#) (1)	Fiscal Year (1)	($/share)	Date	5% ($)	10% ($)
William H. Ham	300,000	17.5%	$1.65	1/11/08	0	0

Nancy C. Gontarek	300,000	17.5%	$1.65	1/11/08	0	0

(1)	The figures representing options granted and percentages of total options are based on a total, net of options granted, forfeited or cancelled within 2005, including an additional 515,750 common shares underlying stock options granted to our employees during 2005.

(2)	Stock value of $0.71, December 30, 2005 closing price, was used in this calculation.
See Note 12 to the financial statements for complete detail of option issuances and cancellations in 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth as of March 15, 2006 certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5% of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed with the Securities and Exchange Commission pursuant to the Exchange Act with respect to ownership of the Company’s common stock. As of March 15, 2006, there were 44,072,200 shares of the Company’s common stock outstanding.

	Number of Shares		Percent
Name and Address of Beneficial Owner(1)	Beneficially Owned (2)		of Class
Darryl K. Horne, CEO and President	4,877,007		11.1%
Michael M. Megless, CFO	336,846	(a)	*%
William H. Ham, Jr., former CEO and President	520,000	(b)	1.2%
Francis X. Ryan, Director	—		*%
Kelvin D. Armstrong, Director	464,000	(c)	1.0%
Karl H. Heer, Director	460,000	(c)	1.0%

Directors and Officers as a Group	6,657,853		15.1%

*	Less than 1% of the outstanding common stock.

(1)	Except as otherwise noted, the address for each person listed in this table is c/o Spectrum Sciences & Software Holdings Corp., 3130 Fairview Park Drive, Suite 400, Falls Church, Virginia 22042.

(2)	Beneficial ownership of shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. The number of shares beneficially owned by a person includes shares of common stock that the person had the right to acquire pursuant to options exercisable within 60 days of March 15, 2006. Shares issuable pursuant to options are deemed outstanding for calculating the percentage ownership of the person holding the options but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person.

(a)	Includes 326,353 shares of common stock issuable pursuant to options.

(b)	Includes 520,000 shares of common stock issuable pursuant to options.

(c)	Includes 450,000 shares of common stock issuable pursuant to options.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
Item 13. Certain Relationships and Related-Transactions.
In conjunction with the acquisition of Horne, the Company assumed a liability for a loan made by Darryl K. Horne to Horne Engineering Services, LLC in the amount of $250,000. The loan was repaid in full on June 29, 2005. In additional to the principal amount of $250,000, the Company paid accrued interest in the amount of $3,953.
Item 14. Principal Accountant Fees and Services.
Fees Paid to the Independent Auditors
The following table presents fees for professional audit services billed by Tedder, James, Worden & Associates, P.A., for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2005, and fees filed for other services rendered by Tedder, James, Worden & Associates, P.A., during those periods.

	2004	2005
Audit Fees (a)	$109,210	$265,000
Audit-Related Fees	$2,500	$—
Tax Fees	$—	$6,000
All Other Fees	$—	$—

Total	$111,710	$271,000

(a)	Billed or expected to be billed in conjunction with that year’s audit.
All of the fees listed above were approved under the approval provisions of paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The fees listed above under “Audit Fees” relate to the integrated audit of our annual financial statement and internal control over financial reporting for the year ended December 31, 2005, including services for the reviews of the financial statements included in our quarterly reports filed on Form 10-Q for the 2005 period, and for services in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2004. The audit committee did not pre-approve the audit services related to the 2005 year-end audit as those services were contracted prior to the formation of the Audit Committee.
The Audit Committee is responsible for appointing our independent registered public accounting firm and overseeing the services it provides to us. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Under this policy, the audit committee has specified categories of audit services, audit-related services, and tax services that are pre-approved, subject to appropriate documentation and other requirements. In addition, the audit committee has specified categories of other services that our independent registered public accounting firm is precluded from providing to us.
See accompanying notes to consolidated financial statements.
Item 15. Exhibits and Financial Statements Schedules.
(a)	(1)	The financial statements included in Item 8 hereof are incorporated herein by reference and filed as part of this report.

	(2)	All financial statement schedules are omitted because they are either not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.

	(3)	Exhibits: The response to this section of Item 15 is included in the Exhibit Index of this report and is incorporated herein by reference.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Date: March 29, 2006	By:	/s/ Darryl K. Horne
	Name:	Darryl K. Horne
	Title:	Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints DARRYL K. HORNE and MICHAEL M. MEGLESS, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Darryl K. Horne	Chief Executive Officer, President and Director	March 29, 2006

/s/ Michael M. Megless	Chief Financial Officer and Director	March 29, 2006

/s/ Francis X. Ryan	Director	March 29, 2006

/s/ Kelvin D. Armstrong	Director	March 29, 2006

/s/ Karl H. Heer	Director	March 29, 2006

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among Silva Bay International, Inc., SSS Acquisition Company and Spectrum Sciences & Software, Inc., dated April 2, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on August 11, 2003).

2.2	Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc., Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005).

2.3	Share Purchase Agreement, dated as of February 1, 2005, by and among Spectrum Sciences & Software Holdings Corp., EnerNorth Industries Inc. and M&M Engineering Limited (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2005).

2.4	Letter Agreement, dated as of February 2, 2005, by and between Spectrum Sciences & Software Holdings Corp. and EnerNorth Industries Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2005).

2.5	Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

2.6	Amendment and Waiver Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.2	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.3	Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.4	Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.5	Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.6	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005).

4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

4.2	Registration Rights Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

4.3	First Amendment to Promissory Note, dated May 25, 2005, by and between Horne Engineering Services LLC and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005).

4.4	Revolving Note, dated March 2, 2006, by and among Spectrum Sciences & Software Holdings

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements

Exhibit
Number	Description
Corp., Horne Engineering Services, LLC and Bank of America, N.A. (filed herewith).

10.1	First Amendment to Revolving Line of Credit Loan Agreement, Contract Line of Credit Loan Agreement and Security Agreement, effective June 30, 2005, made by Horne Engineering Services, LLC, Darryl K. Horne and Charlene M. Horne, and Bank of America, N.A. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2005).

10.2	Subordination Agreement, effective June 30, 2005, made by Spectrum Sciences & Software Holdings Corp. in favor of Bank of America, N.A. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2005).

10.3	Revolving Line of Credit Loan Agreement and Security Agreement, dated March 2, 2006, by and among Spectrum Sciences & Software Holdings Corp., Horne Engineering Services, LLC and Bank of America, N.A. (filed herewith).

10.6	Employment Agreement with William H. Ham, Jr., dated August 9, 2004 and as amended on December 14, 2005 (previously filed on Form 10-KSB, filed with the Securities Exchange Commission on April 13, 2005).

10.7	Assignment and Assumption Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Spectrum Sciences & Software, Inc., with respect to the Employment Agreement of William H. Ham, Jr., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

10.8	First Amendment to Assignment and Assumption Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Spectrum Sciences & Software, Inc., with respect to the Employment Agreement of William H. Ham, Jr., as amended. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005).

10.9	Employment Agreement with Nancy C. Gontarek, dated August 9, 2004 and as amended on December 14, 2005 (previously filed on Form 10-KSB, filed with the Securities Exchange Commission on April 13, 2005).

10.10	Assignment and Assumption Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Spectrum Sciences & Software, Inc., with respect to the Employment Agreement of Nancy C. Gontarek, as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

10.11	First Amendment to Assignment and Assumption Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Spectrum Sciences & Software, Inc., with respect to the Employment Agreement of Nancy C. Gontarek, as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005).

10.12	Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

10.13	First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005).

10.14	Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

10.15	First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005).

10.16	2004 Non-Statutory Stock Option Plan, dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004).

10.17	Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form S-8, filed with the Securities and Exchange Commission on April 21, 2004).

10.18	Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004).

10.19	Stock Option Agreement between Robert Genovese and Spectrum Sciences & Software Holdings Corp., dated April 20, 2004 (previously filed on Form 10-QSB, filed with the Securities and

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements

Exhibit
Number	Description
Exchange Commission on May 24, 2004).

10.20	Stock Option Agreement between Robert Genovese and Spectrum Sciences & Software Holdings Corp., dated April 20, 2004 (previously filed on Form 10-QSB, filed with the Securities and Exchange Commission on May 24, 2004).

10.21	Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl H. Heer, William H. Ham, Jr. and Nancy C. Gontarek, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004).

10.22	Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp.and each of Kelvin D. Armstrong, Karl H. Heer, William H. Ham, Jr. and Nancy C. Gontarek, dated January 12, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005).

10.23	Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl H. Heer and William H. Ham, Jr., dated February 14, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2005).

10.24	Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne, dated May 11, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005).

10.25	Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Darryl K. Horne and Michael M. Megless, dated June 8, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2005).

10.26	Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless, dated January 23, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2006).

10.27	Amended and Restated Consulting Agreement between Robert Genovese and Spectrum Sciences & Software Holdings Corp., dated April 16, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2004).

10.28	Consulting Agreement between Robert Genovese, Endeavor Capital Group LLC, BG Capital Group Ltd. and Spectrum Sciences & Software Holdings Corp., dated October 1, 2004 (previously filed on Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on October 4, 2004).

10.29	Stipulation and Agreement of Compromise, Settlement and Release, dated November 17, 2005, by and among Todd Augenbaum, Robert Genovese, BG Capital Group Ltd. and Spectrum Sciences & Software Holdings Corp. (filed herewith).

10.30	Settlement and Standstill Agreement, dated November 17, 2005, by and among Robert Genovese, BG Capital Group Ltd. and Spectrum Sciences & Software Holdings Corp. (filed herewith).

14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 13, 2004).

21	List of Subsidiaries (filed herewith).

23	Accountant’s Consent, Tedder, James, Worden & Associates, P.A. (filed herewith).

24	Powers of Authority (see signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).