Form 10-Q
period 2006-03-31
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
filed 2006-05-15
CIK 1229195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
Registrant’s telephone number, including area code: 703-564-2967
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
As of May 15, 2006 there were 44,072,200 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	March	December
	31, 2006	31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,635	$7,652
Receivables	14,698	16,959
Inventories	499	557
Prepaid expenses & Other current assets	799	513

Total current assets	23,631	25,681

Property and equipment, net	7,632	7,597
Goodwill	15,272	15,222
Investments in joint ventures	871	746
Deferred tax asset	78	77
Other assets	79	81

TOTAL ASSETS	$47,563	$49,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,559	$8,426
Line of credit	376	—
Accrued expenses	2,147	2,006
Deferred revenues	512	376
Income taxes payable	—	156
Deferred income taxes	281	426
Current portion of long-term debt	337	332

Total current liabilities	10,212	11,722

Long-term liabilities:
Long term debt, less current portion	2,505	2,482

TOTAL LIABILITIES	12,717	14,204

Commitments and contingencies (Note 10)
Minority interest	96	103

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 44,072,200 issued and outstanding	4	4
Additional paid-in capital	79,977	79,866
Accumulated deficit	(45,771)	(45,264)
Accumulated other comprehensive income	540	491

Total stockholders’ equity	34,750	35,097

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,563	$49,404

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars shown in 000’s except share amounts)

	Three months ended
	March 31,
	2006	2005
Revenues	$13,632	$2,542

Cost of revenues	12,026	2,148

Gross profit	1,606	394

Operating expenses	2,448	2,293

Loss from operations	(842)	(1,899)

Total non-operating income (expense), net	183	174

Loss before provision for income taxes	(659)	(1,725)

Income tax benefit	146	—

Loss before minority interest	(513)	(1,725)

Minority interest (income) expense	(6)	20

Net Loss	(507)	(1,745)

Weighted average common shares outstanding:
Basic and diluted	44,072,200	38,970,430

Loss per share:
Basic and diluted	$(0.01)	$(0.04)

Net Loss	(507)	(1,745)
Foreign currency translation adjustments	49	69
Unrealized gain on available for sale securities	0	(23)

Total comprehensive loss	$(458)	$(1,699)

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars shown in 000’s)

					Accumulated
					Other
					Comprehensive
	Common Stock			Accumulated	Income
	Shares	Amount	APIC	Deficit	(Loss)	Total

Balance as of December 31, 2005	44,072,200	$4	$79,866	$(45,264)	$491	$35,097

Net Loss				$(507)		$(507)

Option Issuances			$111			$111

Foreign currency translation					$49	$49

Balance as of March 31, 2006	44,072,200	$4	$79,977	$(45,771)	$540	$34,750

See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000’s)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities

Net loss	$(507)	$(1,745)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued to employees	112	752
Depreciation	233	69
Amortization of investment bond premium	—	42
Deferred income taxes	(146)	7
Earnings in joint ventures	(127)	—
Minority interest	(6)	20
(Gain) Loss on disposal of equipment	—	2
Realized loss on the sale of bonds	—	(1)
Decrease (increase) in balance sheet items
Receivables	2,263	629
Accounts payable	(1,868)	(467)
Provision for contract losses	—	(148)
Other balance sheet changes	(158)	128

Net cash (used in) provided by operations	(204)	(712)

Cash flows from investing activities
Maturities of available for sale investments,net	—	3,548
Acquisitions, net of cash received		(7,168)
Purchase of property and equipment	(140)	(299)
Proceeds from the sale of equipment	1	—
Investments in joint ventures,net	3	6

Net cash used in investing activities	(136)	(3,913)
Cash flows from financing activities
Issuance (Repayment) of debt, net	(97)	(557)
Net (repayments) borrowings on lines of credit	376	—
Advances and accrued interest from related parties, net	—	(3)
Proceeds for the exercise of stock options	—	4

Net cash provided by (used in) financing activities	279	(556)

Currency Impact on Cash and cash equivalents	44	126

Net (decrease) increase in cash and cash equivalents	(17)	(5,055)
Cash and cash equivalents at beginning of period	7,652	5,667

Cash and cash equivalents at end of period	$7,635	$612

Non-cash acquisitions of property & equipment totaled $125,147 and $0 for the periods ended March 31, 2006 and 2005, respectively.
See accompanying notes to the consolidated financial statements.

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2006 and March 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented.
The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Spectrum Sciences & Software Holdings Corp. (the “Company”) is a premier technology and technical engineering solutions company focused on three primary target markets — national security, energy & environment, and transportation — with an emphasis on homeland security. The Company’s business offerings encompass business management services; procurement and acquisition support; design, engineering and construction; manufacturing technologies; border and transportation security; environmental management; information analysis; and infrastructure protection.
The Company is headquartered in Falls Church, Virginia, and has four operating subsidiaries: Horne Engineering Services, LLC (Horne), Spectrum Sciences and Software Inc. (SSSI), M&M Engineering (M&M), and Coast Engine and Equipment Company (CEECO). The Company has five reportable segments: Security Solutions, Industrial and Offshore, Repair and Overhaul, Engineering Services, and Procurement Services. Security Solutions includes the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions. Industrial and Offshore operations include the Company’s engineering, mechanical contracting, and steel fabrication operations in the Province of Newfoundland, Canada. The Company’s Repair and Overhaul segment is engaged in providing specialized fabrication and maintenance for ships and maritime navigation systems. Engineering Services provides engineering, environmental science, and occupational safety and health services. Procurement Services provides procurement consulting services consisting of providing staffing and procurement expertise in executing all phases of the procurement cycle. Procurement Services also performs material procurement for acquisition support contracts.
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
Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract, which the Company believes is the best measure of progress toward completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, as necessary, revised on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of the estimated loss is charged to operations in the period a realizable loss is identified pending the full performance of the contract. Significant management judgments and estimates, including, but not limited to, the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.

Management believes the above methods and criteria are the best available measures of progress for such contracts. Because of the inherent uncertainties in estimating costs and revenues, it is reasonably possible that the estimates used will change in the future.
The Company performs equipment and material procurement contracts as a subcontractor. These contracts require the Company to acquire large dollar items for federal governmental entities through prime contractors. The Company recognizes revenues under these contracts on a gross basis when the goods are shipped to the end user. The Company uses the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as the Company is the primary obligor in the transaction and is obligated to pay the supplier for work performed regardless of whether the customer accepts the work. The Company is responsible for the acceptability of the product and has the latitude and negotiability to determine both the suppliers and the price in the transaction. The customer has the right of return. Although the Company does not take title to the goods, the Company conducts all business under these contracts as a stand-alone entity using its own financial, staffing, and facility resources. The Company is compensated for the material purchases at a fixed-fee percentage.
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
Income Taxes
The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company currently has a net operating loss carry forward of approximately $12,000,000, which would equate to a deferred tax asset of approximately $4,500,000 at March 31, 2006. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of previous changes in our equity ownership.
Earnings (Loss) Per Share
The Company reports its earnings (loss) per share (“EPS”) in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.
Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents were not included in the computation of diluted EPS for the three month periods ended March 31, 2006 and March 31, 2005 as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per share in those periods.

Impairment of Long-Lived Assets
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
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of one of the Company’s subsidiaries, M&M, is the Canadian dollar. In the accompanying consolidated financial statements, the monetary assets and liabilities of M&M were translated to U.S. dollars using the balance sheet date exchange rate. All monetary consolidated statements of operations items of M&M were translated at the average exchange rate in effect for each period.
3. RECEIVABLES (000’s)
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	March	December
	31, 2006	31, 2005
Receivables
Billed receivables	$11,224	$14,465
Unbilled receivables	3,196	2,268
Holdbacks	214	184
Other	64	42

Total Receivables	$14,698	$16,959

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.
4. INVENTORIES (000’s)
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories are summarized as follows:

	March	December
	31, 2006	31, 2005
Inventories
Raw materials, net of reserve	$473	$330
Work in process	17	217
Finished goods	9	10

Total Inventories	$499	$557

5. PROPERTY AND EQUIPMENT (000’s)

	March	December
	31, 2006	31, 2005
Property & Equipment
Land	$860	$860
Buildings and Improvements	4,858	4,786
Furniture & fixtures	51	51
Manufacturing Equipment	2,117	2,094
Tools & Equipment	435	383
Office Equipment	680	633
Vehicles	374	311
Investment Property	221	221

Total	$9,596	$9,339

Accumulated Depreciation	(1,964)	(1,742)

Property & Equipment, net	$7,632	$7,597

6. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of two mortgages, collateralized by property in Newfoundland, Canada and Ft. Walton Beach, Florida, totaling $2.1 million and capital leases of $0.7 million. The interest rates on the mortgages are adjustable with the first at the Royal National Bank of Canada’s cost of funds plus 3.25% and the second at the U.S. federal funds rate plus 4% subject to certain interest rate floors and ceilings as specified in the agreements. The rates in effect at March 31, 2006 are 7.588% and 7%, respectively. The interest rates on the capital leases range from 0% to 14.9%.
The Company also maintains lines of credit through two of its subsidiaries. These lines of credit provide operating funds for normal business activities. These financing arrangements are described below.
Bank of America Facility
On March 2, 2006, the Company entered into a new revolving line of credit with Bank of America. Under the terms of the agreement, the Company may borrow up to $6.0 million to fund its U.S. operations. This agreement also provides for a $750,000 letter of credit sub-facility. The amount available under the line is determined by the outstanding accounts receivable of the U.S. operations less than 90 days old. The interest rate is calculated as the London Inter-Bank Offering Rate, plus 2.5% (7.293% at March 31, 2006). The Company had $375,558 outstanding and approximately $4.45 million available under the line at March 31, 2006. Upon an Event of Default (as defined in the loan agreement), the lender may declare the entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the loan agreement to be immediately due and payable. As security for the payment and performance of the Company’s obligations under the agreement, the Company has granted the lender a security interest in all of the assets of the Company and Horne. The loan also requires the Company to be in compliance with the financial covenants related to tangible net worth and earnings targets. As of March 31, 2006, the Company was in compliance with these covenants.
CIBC Facility
M&M maintains its own revolving line of credit facility with the Canadian Imperial Bank of Commerce (“CIBC”). This credit facility (the “CIBC Facility”) was initially entered into in December 1994 and has been amended and renewed from time to time. The CIBC Facility currently allows M&M to borrow up to the lesser of (i) $1.40 million Canadian, or (ii) 75% of receivables from governments or large institutions and 60% of other receivables to finance working capital requirements on a revolving basis. The CIBC Facility is payable upon demand and bears interest at prime plus 2.25%. As of March 31, 2006, there was $0 outstanding and approximately $1.0 million available under the CIBC Facility.

As security for the CIBC Facility, M&M has provided a first-priority lien on (i) receivables, inventory and specific equipment; (ii) a second priority lien on land, buildings and immovable equipment; and (iii) an assignment of insurance proceeds. M&M and M&M Offshore Limited, a wholly-owned subsidiary of M&M, have provided cross-guarantees to CIBC in an unlimited amount to secure each other’s share of the CIBC Facility. The CIBC Facility also requires M&M to comply with specified financial covenants, including current ratio, debt/equity ratio, and limits on capital expenditures, dividends, and further encumbrances on collateral. As of March 31, 2006, M&M was in compliance with all of these covenants.
Magna Credit Facility
During 2003, Magna, a joint venture between M&M and Jendore Limited, negotiated a credit facility in the amount of $797,871, which is repayable on demand and bears interest at the bank’s prime lending rate plus 1.50% per annum. As security, M&M has provided a $199,468 guarantee plus an agreement to postpone debt of a further $279,255. There was no outstanding balance under this demand loan as of March 31, 2006. M&M has not been liable for any guarantees under this credit facility.
7. RELATED-PARTY TRANSACTIONS
Transactions related to Coast Engine and Equipment Company
CEECO renewed its facility lease with a company owned by a related party. Under the terms of the new lease, CEECO will pay $6,791 per month for the facilities through April 30, 2009.
8. STOCK-BASED COMPENSATION
Pursuant to the acquisition agreement between the Company and Horne, the Company granted options to purchase 1,016,230 shares of common stock to former Horne employees on January 23, 2006. These options have an exercise price of the lesser of $1.55 or the market value of our stock when exercised. The options expire on May 10, 2008 and were immediately exercisable upon grant date. In accordance with the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” the Company has valued these shares using the Black Scholes model. The weighted-average assumptions used to price the options were as follows: a risk-free rate of 4.5%, no dividend yield, a volatility factor of 0.63 and a life of 2.3 years. Accordingly, the Company has recorded a stock-based compensation expense of $111,779 in the first fiscal quarter of 2006.
     Information with respect to options granted at March 31, 2006, is as follows:

	Number of Shares	Option Price
Outstanding 12/31/2005	5,837,800	1.28 - 1.95
Granted	1,016,230	0.00 - 1.55
Exercised	—	—
Cancelled	—	—

Outstanding 3/31/2006	6,854,030	0.00 - 1.95

     The following table summarizes information about the Plan’s stock options at March 31, 2006.

Options Exercisable & Outstanding
		Weighted Average
Exercise Price	Shares Outstanding	Remaining Life(yrs)

0.00 - 1.55	1,016,230	2.2

1.28	13,750	2.2

1.40	588,850	1.1

1.65	1,811,500	2.5

1.95	3,423,700	0.5

Total Options Outstanding	6,854,030

9. SEGMENT INFORMATION
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Through its four subsidiaries, the Company has five operating segments. The Security Solutions segment as reported by SSSI includes operations for management services and manufacturing, predominantly in the munitions and homeland security arena. The Industrial and Offshore segment reported by M&M includes the Company’s engineering, mechanical contracting and steel fabrication operations in the Province of Newfoundland, Canada. The Repair and Overhaul segment as reported by CEECO is engaged in providing specialized fabrication and maintenance for ships and maritime navigation systems. The two segments reported by Horne are Engineering Services and Procurement Services. Engineering Services consists of environmental services, occupational safety, and management consulting. Procurement Services support large government programs for infrastructure rebuilding and acquisition. The following is a summary of certain financial information related to the five segments during the three month periods ended March 31, 2006 and March 31, 2005. Except for results from the software group that was part of SSSI in 2005 and transferred to Engineering Services at the beginning of 2006, results are not reported in the fiscal quarter ended March 31, 2005 for the Engineering Services and the Procurement Services segments as they were not part of the Company’s operations during that time period.
For the three month period ended March 31, 2005, the segment results reported for the Company include a full three months of operations for SSSI, two months of operations for M&M (beginning February 1, 2005), and one month of operations for CEECO (beginning March 1, 2005).

	Three months ended
	March 31,
	2006	2005
Security Solutions
Total revenue	$1,051	$1,393
Operating (loss)income	(320)	(222)
Industrial and Offshore
Total revenue	886	781
Operating income	(586)	(354)
Repair and Overhaul
Total revenue	797	111
Operating income	201	12
Engineering Consulting
Total revenue	3,354	257
Operating income	(80)	56
Procurement Services
Total revenue	7,544	—
Operating income	947	—
Headquarters
Total revenue	—	—
Operating (loss)income	(1,004)	(1,391)
Total
Total revenue	$13,632	$2,542
Operating (loss)income	$(842)	$(1,899)
10. COMMITMENTS AND CONTINGENCIES
Legal Matters
Our outstanding legal proceedings are described in Note 17 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material developments regarding any of our outstanding legal proceedings during the first quarter of 2006 and through the filing date of this report.
11. SUBSEQUENT EVENTS
M&M Valuation
During the first quarter of 2006, the Company engaged certain independent third-party advisors to ascertain the market value of the M&M subsidiary. The results of this analysis indicated that the approximate $7.1 million investment in M&M was reflective of market value. Subsequent to March 31, 2006, a combination of events occurred that has led management to believe that the investment in M&M may be impaired. The political landscape related to new offshore energy developments in Newfoundland has become decidedly negative. The indefinite delay in the development of the Hebron oilfield, announced on April 5, 2006, and deferrals of other energy development projects, have reduced the growth prospects for M&M. These events, combined with the need for additional bonding for M&M’s operations, are restricting the growth opportunities and intrinsic value of this subsidiary. Based on our analysis of the expected cash flow from M&M, combined with an updated analysis of the market value of M&M since our first quarter 2006 analysis, we now believe that the amount currently recorded as an investment in

M&M is overstated. Accordingly, the Company believes that the goodwill related to the M&M acquisition is now impaired and should be written off in the second quarter. The goodwill related to M&M at March 31, 2006, is approximately $1.67 million. The Company is still evaluating strategic options related to M&M, but no decisions regarding the future of M&M have been made.
Change In the Company’s Certifying Accountant
On April 11, 2006, the Audit Committee dismissed Tedder, James, Worden & Associates, P.A. as the Company’s independent registered public accounting firm. On April 19, 2006, the Audit Committee of the Company engaged Grant Thornton LLP as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ended December 31, 2006.
Board of Directors
On April 27, 2006, the Board of Directors approved a change to the Company’s bylaws increasing the number of Board members to seven. The Board then unanimously appointed L. Kenneth Johnson and John A. Moore Jr. to the Board of Directors.
Augenbaum Decision
On November 17, 2005, the Company entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Stipulation”) with Todd Augenbaum (“Augenbaum”) and Robert Genovese, Endeavor Capital Group, LLC and BG Capital Group, Ltd. (collectively, the “Genovese Defendants”) with respect to a suit filed by Augenbaum against the Genovese Defendants alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended. In connection with the Stipulation, the Company entered into a Settlement and Standstill Agreement with Mr. Genovese and one of his affiliates, pursuant to which the Company would receive, in satisfaction of a $2.275 million payment owed to the Company under the Stipulation, 1.0 million shares of the Company’s common stock. The Company also assumed a liability to Augenbaum’s counsel of $175,000 that could either be paid from the Company’s operating cash or by liquidating some of the 1.0 million shares.
The Company, on May 2, 2006, elected to receive the full one million shares escrowed from these agreements and to pay the associated Augenbaum attorney fees of $175,000 from operating cash. The Company will receive those shares on May 31, 2006, and will record the transaction and related gain at that time.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANAYLYIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended December 31, 2005.
FORWARD-LOOKING STATEMENTS
The matters discussed in our Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could” “expect” “estimate” “may” “potential” will” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned

“Risk Factors,” as well as any cautionary language in the Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
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
DESCRIPTION OF THE COMPANY
The Company provides a variety of goods and services through its four wholly-owned subsidiaries: SSSI, M&M CEECO and Horne. The Company’s business is comprised of five segments: Security Solutions, Industrial and Offshore, Repair and Overhaul, Procurement Services, and Engineering Services. The following section details the business for each segment, major customers and key operational issues. The segments depicted, with the exception of Industrial and Offshore, are predominantly involved in U.S. government contracting focusing on the Department of Homeland Security, Department of Defense, and the Department of Transportation with a specific emphasis on national security, transportation, the environment, and munitions management.
The Security Solutions segment specializes in engineering, manufacturing, and technological support services, as well as the production of specialized and standard ground support equipment for the United States Department of Defense and other governmental and commercial contractors. The manufacturing operation concentrates on munitions transport and packaging equipment under contracts for Advanced Medium Range Air-to-Air Missile (AMRAAM) support, Navy launch tubes, and plane maintenance equipment. The technological support services group provides various services for the military.
The Repair and Overhaul segment provides a full array of electrical and electronic repair, equipment and machinery repair and overhaul, HVAC and refrigeration servicing and repair, pipe fabrication and installation, certified welding services, metal and sheet metal fabrication and installation, custom insulation services, custom flooring services, and machinery to the maritime industry. Major customers include Rinker Cement, U.S. Navy, U.S. Coast Guard, and Disney Cruise Lines.
The Industrial and Offshore segment is an industrial mechanical contracting company that provides maintenance services to major industries such as oil refineries, mining, pulp and paper, power generation plants, and offshore oil platforms. Its subsidiary, M&M Offshore Limited, is a steel fabrication company that provides module fabrication, pipe spooling, and specialized welding services to the offshore oil and heavy industries. The segment also contains the Liannu joint venture. This venture provides industrial mechanical contracting, structural and steel fabrication, and erection. Major clients include Halliburton, ExxonMobil, Petro Canada, Husky Energy, Inco Ltd., Iron Ore Company of Canada, North Atlantic Refining Ltd., Abitibi Consolidated, and Corner Brook Pulp and Paper.
The Engineering Services segment delivers technology and technical engineering solutions to improve performance in the areas of environmental engineering, transportation, and occupational health and safety under prime contracts and subcontracts for agencies of the federal government, principally the Department of Defense, the Department of Homeland Security (specifically the Transportation Security Administration), and, the Department of Transportation (specifically the Federal Aviation Administration). The engineering group provides services as diversified as integrated base defense security systems to environmental assessment to chemical demilitarization to the implementation of occupational health programs for entire government agencies.
The Procurement Services segment specializes in outsourced procurement services. Its largest contract is as a subcontractor to Bechtel National, Inc., on a contract with the United States Agency for International Development. The segment has continued supporting the reconstruction of the power infrastructure in Iraq by purchasing large quantities of material and equipment required for these power projects.
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions.
We believe that the following critical accounting policies, among others, require us to make significant estimates and judgments in the preparation of our financial statements:
Revenue Recognition
The Company’s principal method of revenue recognition is percentage-of-completion for longer term fixed-price contracts and cost plus fee on reimbursable and time-and-materials contracts. This methodology is used by all segments with the exception of Repair and Overhaul, which utilizes the completed contract method for revenue recognition. There is no material difference in the results of using completed contract method versus percentage-of-completion method due to the short-term nature of the Repair and Overhaul contracts.
Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract, which the Company believes is the best measure of progress toward completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, as necessary, revised on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of the estimated loss is charged to operations in the period a realizable loss is identified pending the full performance of the contract. Significant management judgments and estimates, including, but not limited to, the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.
Management believes the above methods and criteria are the best available measures of progress for such contracts. Because of the inherent uncertainties in estimating costs and revenues, it is reasonably possible that the estimates used will change in the future.
The Company performs equipment and material procurement contracts as a subcontractor. These contracts require the Company to acquire large dollar items for federal governmental entities through prime contractors. The Company recognizes revenues under these contracts on a gross basis when the goods are shipped to the end user. The Company uses the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as the Company is the primary obligor in the transaction and is obligated to pay the supplier for work performed regardless of whether the customer accepts the work. The Company is responsible for the acceptability of the product and has the latitude and negotiability to determine both the suppliers and the price in the transaction. The customer has the right of return. Although the Company does not take title to the goods, the Company conducts all business under these contracts as a stand-alone entity using its own financial, staffing, and facility resources. The Company is compensated for the material purchases at a fixed-fee percentage.
Net Operating Loss Carryforwards
We have not recognized the benefit in our financial statements with respect to approximately $12,000,000 net operating loss carryforward for federal income tax purposes as of March 31, 2006. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest, and, possibly, penalties prospectively.

Impairment of Long-Lived Assets
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
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. For the three month periods ended March 31, 2005, the segment results represent three months of SSSI, two months of M&M, and one month of CEECO. There is no 2005 financial data for Horne because Horne was not acquired until May 2005.
FISCAL QUARTER ENDED MARCH 31, 2006 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 2005
Consolidated Overview (000’s)
For the three month period ended March 31, 2005, the revenues reported for the Company include a full three months of operations for SSSI, two months for M&M and one month for CEECO. Horne was not acquired until the second quarter of 2005.

	For the quarter ended March 31,
	2006		2005
Revenues	$13,632	100.0%	$2,542	100.0%
Cost of revenue	12,026	88.2%	2,148	84.5%

Gross profit	$1,606	11.8%	$394	15.5%

Revenue for the quarter ended March 31, 2006 increased on a year-over-year basis by 436% as compared to the quarter ended March 31, 2005 primarily as a result of the acquisitions that occurred in 2005. Procurement Services provided 55.3% of the revenue for the quarter ended March 31, 2006 but was not included in the first quarter 2005 results. The gross margin has creased on a quarter over quarter basis due to the reduced margins in Security Solutions, the negative profitability in the software group in 2006 as compared t significantly profitable operations in 2005 and the large amount of material procurement in 2006.
Revenue for the second quarter of 2006 is expected to increase from the first quarter levels as a result of revenue increases in the Security Solutions and Industrial and Offshore segments, partially offset by less procurement service revenue primarily in material procurement. The timing of any strategic decisions related to M&M could have a material impact on second quarter revenue. Margins for the second quarter are expected to improve as Security

Solutions anticipates positive gross profit and Industrial and Offshore re-commences full-scale operations after the winter.
Security Solutions (000’s)
For comparability purposes, the results of the software group have been removed from the results of the Security Solutions segment for the quarter ended March 31, 2005. This group is now part of Engineering Services.

	For the quarter ended March 31,
	2006		2005
Revenue	$1,051	100.0%	$1,394	100.0%
Cost of revenue	1,212	115.3%	1,217	87.3%

Gross profit	$(161)	(15.3%)	$177	12.7%

The decrease in revenue of $343,000 from the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 is a result of the timing of contracts. The majority of work in the first quarter of 2006 was related to the completion of contract work started in 2005 as opposed to new work. The Company expected this type of revenue stream in the early portion of Security Solutions’ year. In the first quarter of 2005, we had launch assembly work that provided $400,000 of revenue. The negative profitability is due to increased costs on maintenance stand contracts. These contracts were completed in April and were subsequently shipped to the customer. We expect this segment to return to profitability in the second quarter of 2006. The significant contracts driving revenue for the remainder of the year begin in the second quarter of 2006 and are expected to increase our revenue as compared to the first quarter of 2006.
Industrial and Offshore Segment (000’s)
The following table compares Industrial and Offshore operating results for the three months ended March 31, 2006 with the three months ended March 31, 2005. Note that this segment was purchased on February 1, 2005 and only includes two months operations for the first quarter of 2005.

	For the quarter ended March 31,
	2006		2005
Revenue	$886	100.0%	$781	100.0%
Cost of revenue	808	91.2%	744	95.3%

Gross profit	$78	8.8%	$37	4.7%

The revenue increased from $781,000 as of March 31, 2005 to $886,000 as of March 31, 2006, a 13.4% increase, due to an added month of operations. The Industrial and Offshore segment is very seasonal and has minimal revenue during the first quarter of the year due to a lack of operations during the winter in Newfoundland. The revenue and gross profit are expected to increase significantly during the second quarter of 2006 as full-scale operations re-commence.
Repair and Overhaul Segment (000’s)
The following table compares operating results for the three month period ended March 31, 2006. The comparative data for 2005 reflects only one month of operations as this segment was not acquired by the Company until March 2005.

	For the quarter ended March 31,
	2006		2005
Revenue	$797	100.0%	$110	100.0%
Cost of revenue	478	60.0%	65	59.1%

Gross profit	$319	40.0%	$45	40.9%

The increase in revenue of $687,000 from the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, was driven by two factors. The first is an additional two months of operations as this segment was not acquired until March 1, 2005. The second factor is the completion of a large Coast Guard contract related to Hurricane Katrina that resulted in $431,000 of revenue. As this segment operates under the completed contract method of revenue recognition, all of the revenue and cost associated with this project were recognized during the first quarter of 2006. We expect revenue for the second quarter of 2006 to be less than the first quarter of 2006 by approximately 25% while margins should remain consistent.
Engineering Services Segment (000’s)
The following table compares the Engineering Services operating results for the three month period ended March 31, 2006. The comparative data for 2005 represents the software group that was transferred to this segment beginning in the fiscal quarter ended March 31, 2006. The Company did not acquire the main part of this segment until May 2005.

	For the quarter ended March 31,
	2006		2005
Revenue	$3,354	100.0%	$257	100.0%
Cost of revenue	3,085	92.0%	121	47.2%

Gross profit	$269	8.0%	$136	52.8%

The majority of this segment was acquired in the Horne acquisition in May 2005, and thus has no meaningful comparable data. The decreased margins from 2005 data are mainly due to closeout costs of one of our offices, negative margins in our software group and increased costs associated with preparing for several large proposals. We expect second quarter revenue to be in line with first quarter results with gross profit increasing as a result of the reduction in the charges discussed above.
Procurement Services Segment (000’s)
The following table compares the Procurement Services operating results for the three month period ended March 31, 2006. This segment was not acquired by the Company until May 2005 in conjunction with the Company’s acquisition of Horne.

	For the quarter ended March 31,
	2006		2005
Revenue	$7,544	100.0%	N/A	N/A
Cost of revenue	6,442	85.4%	N/A	N/A

Gross profit	$1,102	14.6%	N/A	N/A

The main revenue driver during the quarter ended March 31, 2006 was approximately $5.1 million of material procurement. The remaining revenue represents acquisition support services. We expect our revenue in the second quarter of 2006 to decrease due to less material procurement and lower support services as Hurricane Katrina work starts to dissipate. Gross margins should decrease in dollars but increase as a percentage of revenue due to the lower amount of material procurement we expect in the second quarter of 2006.
Operating Expenses (000’s)

	March 31, 2006	March 31, 2005	Increase
Selling, General & Administrative	$2,448	$2,293	6.8%

Operating expenses increased 6.8% in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 as a result of the addition of the expenses of the businesses acquired in 2005, offset in part by a decrease in stock option related expenses of approximately $640,000 and a decrease in operating expenses in the Security Solutions segment as a result of the consolidation of the accounting function and other personnel changes.
Other Income
Other income for the first quarter of 2006 is predominantly the equity income generated by the M&M joint ventures $149,000 and the rental income generated by leasing of property in Ft. Walton Beach, Florida. Although the joint venture income increased by $62,000, the overall increase was offset in part by the absence of interest income. Other income and expense will be directly affected by any goodwill impairment charge related to M&M and the recognition of the gain related to the Augenbaum settlement and the related Standstill Agreement.
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $7.6 million at March 31, 2006. There has been little movement in our cash position during the first quarter of 2006. The largest changes in our balance sheet were decreases in both accounts receivable and accounts payable at M&M due to the seasonal nature of its business.
We believe that funds generated by operations plus our available lines of credit should be sufficient to fund our normal operations, purchases of plant and equipment, and possible expansion of our Ft. Walton beach facilities.
The Company continues to have two lines of credit available to draw on for future cash needs. The main line of credit is for $6.0 million and covers the U.S. operations. M&M continues to maintain its own line of credit that has up to $1.4 million (Canadian) available depending on the composition of accounts receivable.
Contractual Obligations and Commitments (000’s)
The Company, during the normal course of business, enters into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered. We do not record a liability until that criterion is met. The table below summarizes our contractual obligations under operating leases, capital leases, and debt.

	Total	Current	1-3 Years	3-5 Years	5+ Years
Operating Leases	2,963	533	1,242	1,047	141
Capital Leases	742	220	360	162	—
Mortgages Payable	2,100	117	237	126	1,620

Total	5,805	870	1,839	1,335	1,761

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rates.
Interest Rate Risk
At March 31, 2006, the Company had $375,558 outstanding under a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
As of March 31, 2006, cash and cash equivalents were approximately $7.6 million. The Company had no investments in money market interest bearing accounts. Accordingly, we believe that a 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on future earnings or cash flows.
Foreign Exchange Risk
We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Canadian subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Canadian subsidiary.
In addition, we estimate that an immediate 10% change in foreign exchange rates would affect reported net income or loss by an immaterial amount. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our outstanding legal proceedings are described in Note 17 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material developments regarding any of our outstanding legal proceedings during the first quarter of 2006 and through the filing date of this report.
ITEM 6. EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among Silva Bay International, Inc., SSS Acquisition Company and Spectrum Sciences & Software, Inc., dated April 2, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on August 11, 2003).

2.2	Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc., Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005).

2.3	Share Purchase Agreement, dated as of February 1, 2005, by and among Spectrum Sciences & Software Holdings Corp., EnerNorth Industries Inc. and M&M Engineering Limited (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2005).

2.4	Letter Agreement, dated as of February 2, 2005, by and between Spectrum Sciences & Software Holdings Corp. and EnerNorth Industries Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2005).

2.5	Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

2.6	Amendment and Waiver Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.2	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.3	Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.4	Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.5	Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.6	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005).

4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

4.2	Registration Rights Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005).

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2006.
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

By :	/s/ Darryl K. Horne

Darryl K. Horne
President and Chief Executive Officer

By :	/s/ Michael M. Megless

Michael M. Megless
Chief Financial Officer