Form 10-Q
period 2006-06-30
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP
filed 2006-08-14
CIK 1229195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
Yes ☐ No ☑
As of August 14, 2006 there were 41,272,200 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS
PART I — FINANCIAL INFORMATION

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	June	December
	30, 2006	31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,329	$1,813
Receivables	8,631	11,638
Inventories	90	258
Prepaid expenses & Other current assets	863	387
Current assets of discontinued operations	—	11,585

Total current assets	13,913	25,681

Property and equipment, net	4,810	5,030
Goodwill	3,386	15,222
Other intangibles	9,368	—
Investments in joint ventures	311	311
Other assets	959	81
Other assets of discontinued operations	—	3,079

TOTAL ASSETS	$32,747	49,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$686	$6,281
Accrued expenses	1,619	1,466
Deferred revenues	390	376
Income taxes payable	—	156
Current portion of long-term debt	77	78
Current liabilities of discontinued operations	—	3,365

Total current liabilities	2,772	11,722

Long-term liabilities:
Long term debt, less current portion	1,984	2,018
Non-current liabilities of discontinued operations	—	464

TOTAL LIABILITIES	4,756	14,204

Commitments and contingencies (Note 13)
Minority interest of discontinued operations	—	103

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 44,072,200 issued and outstanding	4	4
Additional paid-in capital	80,694	79,866
Treasury stock (2,800,000 and 0 shares, respectively)	(2,374)	—
Accumulated deficit	(50,333)	(45,264)
Accumulated other comprehensive income	—	491
Total stockholders’ equity	27,991	35,097

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,747	49,404

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Dollars shown in 000’s except share amounts)

	Three months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Services	$5,008	$5,704	$16,218	$6,155
Products	1,225	1,195	2,761	2,506

Total	6,233	6,899	18,979	8,661

Cost of revenues
Services	3,990	4,665	13,842	4,993
Products	1,333	1,433	2,724	2,508

Total	5,323	6,098	16,566	7,501

Gross profit
Services	1,018	1,039	2,376	1,162
Products	(108)	(238)	37	(2)

Total	910	801	2,413	1,160

Operating expenses	3,079	2,342	4,838	4,244

Loss from continuing operations	(2,169)	(1,541)	(2,425)	(3,084)

Total non-operating income (expense), net	20	97	36	181

Loss before provision for income taxes and discontinued operations	(2,149)	(1,444)	(2,389)	(2,903)

Income tax benefit (expense)	0	(87)	2	(87)

Loss before discontinued operations	(2,149)	(1,531)	(2,387)	(2,990)

(Loss) gain from discontinued operations	(2,413)	473	(2,682)	188

Net Loss	$(4,562)	$(1,058)	$(5,069)	$(2,802)

Weighted average common shares outstanding:
Basic and diluted	44,072,200	41,774,398	44,072,200	40,388,341

Basic and diluted loss per share
Loss from continuing operations	(0.05)	(0.04)	(0.05)	(0.07)
(Loss) income from discontinued operations	(0.05)	0.01	(0.06)	0.00
Net loss	$(0.10)	$(0.03)	$(0.12)	$(0.07)

See accompanying notes to consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars shown in 000’s)

						Accumulated
						Other
						Comprehensive
	Common Stock			Treasury	Accumulated	Income
	Shares	Amount	APIC	Stock	Deficit	(Loss)	Total
Balance as of December 31, 2005	44,072,200	$4	$79,866	$—	$(45,264)	$491	$35,097

Net Loss					$(5,069)		$(5,069)

Option Issuances			$123				$123

Foreign currency translation M&M disposition						$(491)	$(491)

M&M sale				$(1,494)			$(1,494)

Augenbaum settlement			$705	$(880)			$(175)

Balance as of June 30, 2006	44,072,200	$4	$80,694	$(2,374)	$(50,333)	$—	$27,991
See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Condensed Consolidated Statement of Cash Flow (Unaudited)
(Dollars shown in 000’s)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities

Net loss from continuing operations	$(2,387)	$(2,990)
Adjustments to reconcile net loss to net Cash used in operating activities
Stock compensation	123	1,399
Depreciation/Amortization	1,153	194
Loss on disposal of equipment	—	2
Realized gain on the sale of bonds	—	(1)
Decrease (increase) in balance sheet items
Receivables	3,906	(2,887)
Accounts payable	(5,597)	1,270
Provision for contract losses	—	(148)
Other balance sheet changes	(309)	182

Net cash used in continuing operations	(3,111)	(2,979)

Cash flows from investing activities
Maturities of available for sale investments, net	—	16,885
Acquisitions, net of cash received	—	(12,412)
Cash received from sale of subsidiary	6,202	—
Purchase of property and equipment	(99)	(511)
Proceeds from the sale of equipment	3	7

Net cash provided by investing activities	6,106	3,969

Cash flows from financing activities
Repayment of debt, net	(35)	(155)
Net repayments on lines of credit	—	(877)
Legal settlement costs not included in net income	(175)	—
Advances and accrued interest from related parties, net	—	158
Proceeds for the exercise of stock options	—	4

Net cash used in financing activities	(210)	(870)

Cash flows (used in) provided by discontinued operations
Operating	(269)	189
Investing	—	(294)
Financing	—	(86)

Net increase(decrease) in cash and cash equivalents	2,516	(71)
Cash and cash equivalents at beginning of period	1,813	5,667

Cash and cash equivalents at end of period	$4,329	$5,596

Non-cash acquisitions of property & equipment totaled $0 and $1,975,000 for the periods ended June 30, 2006, and 2005, respectively.
Non-cash consideration received in the M&M sale included 1,800,000 shares of Company common stock and notes receivable totaling $1,796,000.
Non-cash consideration received in the Augenbaum settlement included 1,000,000 shares of Company common stock.
See accompanying notes to the consolidated financial statements.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2006 and June 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of Spectrum Sciences & Software Holdings Corp.’s (the Company) financial position, results of operations, and cash flows as of and for the periods presented.
The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Spectrum Sciences & Software Holdings Corp. is a premier technology and technical engineering solutions company focused on three primary target markets — national security, energy and environment, and transportation — with an emphasis on homeland security. The Company’s business offerings encompass business management services; procurement and acquisition support; design, engineering and construction; manufacturing technologies; border and transportation security; environmental management; information analysis; and infrastructure protection.
The Company is headquartered in Falls Church, Virginia, and has three operating subsidiaries: Horne Engineering Services, LLC (Horne Engineering), Spectrum Sciences and Software Inc. (SSSI), and Coast Engine and Equipment Company (CEECO). The Company has four reportable segments: Security Solutions, Repair and Overhaul, Engineering Services, and Procurement Services. As a result of the Company’s disposition of M & M Engineering on June 21, 2006, the Company no longer has an Industrial and Offshore segment. Security Solutions includes the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions. Repair and Overhaul provides specialized fabrication and maintenance for ships and maritime navigation systems. Engineering Services provides engineering, environmental science, and occupational safety and health services. Procurement Services provides procurement consulting services consisting of providing staffing and procurement expertise in executing all phases of the procurement cycle. Procurement Services also performs material procurement for acquisition support contracts.
Revenue Recognition
The Company’s principal method of revenue recognition is percentage-of-completion for longer term fixed-price contracts. Revenue on non-fixed-price work is recognized as cost plus fee on reimbursable and time-and-materials contracts. This methodology is used by all segments with the exception of Repair and Overhaul, which utilizes the completed contract method for revenue recognition. There is no material difference in the results of using completed contract method versus percentage-of-completion method due to the short-term nature of the Repair and Overhaul contracts.
Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared with estimated total costs to complete the contract, which the Company believes is the best measure of progress toward completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, as necessary, revised on a contract-by-contract basis. If, as a result of this review, we determine it is probable that the full performance of the contract will result in a loss on that contract, then the full amount of the estimated loss is charged to operations in the period when that determination is made. Significant management judgments and estimates, including, but not limited to, the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
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
Inventory Valuation
Inventory is valued at the lower of cost or market. Cost is determined using the first-in first-out method. We review our inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying value. The review includes identification of slow-moving inventories, obsolete inventories, and discontinued products or lines of products. The identification process includes analysis of historical performance of the inventory and current operational plans for the inventory as well as industry and customer-specific trends. If our actual results differ from management expectations, with respect to the selling of our inventories at amounts equal to or greater than our carrying amounts, we would be required to adjust our inventory values accordingly.
Income Taxes
The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company currently has a net operating loss carry-forward of approximately $15,000,000, which would equate to a deferred tax asset of approximately $5,500,000 at June 30, 2006. The Company has fully reserved against this federal tax benefit in the accompanying consolidated financial statements due to the possibility that the net operating loss carry-forward may not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carry-forward or the carry-forward may be limited as a result of previous changes in our equity ownership.
Loss Per Share
The Company reports its loss per share (“EPS”) in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.
Basic EPS is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents totaling 6.9 million and 5.8 million were not included in the computation of diluted EPS for the six-month periods ended June 30, 2006, and June 30, 2005, respectively, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per share in those periods.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
Impairment of Long-Lived Assets
We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based upon an estimate of future discounted cash flows, an impairment may be recorded. Factors we consider that could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset’s carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow using a discount rate determined by our management to be commensurate with our cost of capital, the risk inherent in our current business model, and other measures of fair value. We have not recorded a goodwill impairment charge in any of the periods presented.
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of one of the Company’s former subsidiaries, M&M, is the Canadian dollar. In the accompanying consolidated financial statements, the monetary assets and liabilities of M&M were translated to U.S. dollars using the balance sheet date exchange rate. All monetary consolidated statements of operations items of M&M were translated at the average exchange rate in effect for each period.
3. DISPOSITIONS
On June 21, 2006 the Company sold the M&M subsidiary to a management-led partnership. The total purchase price was approximately $5.0 million and consisted of cash, the redemption of Company stock and a two-year interest-bearing note receivable. The sale also included the repayment, to the Company of approximately $4.6 million of cash-backed bonding advanced to M&M in 2005. The remaining $0.9 million due by the end of October 2006. The total cash received by the Company, concurrent with the sale, includes $2.5 million from the sale and $3.7 million from the bonding.
In accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have segregated the financial results for M&M in our financial statements. This included both current-year statements and the comparative prior-year information.
As a result of this transaction, the Company recorded a loss of approximately $2.1 million related to the sale.

4. REVENUE AND COST OF REVENUE
The following table details the revenue and cost of revenue breakdown by segment.
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Services Revenue
Security Solutions	$74	$63	$148	$146
Repair and Overhaul	602	361	840	471
Engineering Services	3,266	2,996	6,621	3,254
Procurement Services
Acquisition Services	546	—	2,121	—
Material Procurement	520	2,284	6,488	2,284

Total	$5,008	$5,704	$16,218	$6,155

Products Revenue
Security Solutions	$1,102	$1,195	$2,079	$2,506
Repair and Overhaul	123	—	682	—

Total	$1,225	$1,195	$2,761	$2,506

Cost of Services Revenue
Security Solutions	$74	$95	$142	$236
Repair and Overhaul	486	226	728	292
Engineering Services	2,511	2,156	5,611	2,277
Procurement Services
Acquisition Services	448	—	1,384	—
Material Procurement	471	2,188	5,977	2,188

Total	$3,990	$4,665	$13,842	$4,993

Cost of Products Revenue
Security Solutions	$1,301	$1,433	$2,456	$2,508
Repair and Overhaul	32	—	268	—

Total	$1,333	$1,433	$2,724	$2,508
5. RECEIVABLES (000’s)
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	June	December
	30, 2006	31, 2005
Receivables
Billed receivables	$4,359	$9,538
Unbilled receivables	3,099	1,871
Holdbacks	217	184
Other	956	45

Total Receivables	$8,631	$11,638

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.
Other receivables include the short-term note receivable arising from the M&M sale.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
6. INVENTORIES (000’s)
The major components of inventories are summarized as follows:

	June	December
	30, 2006	31, 2005
Inventories
Raw materials, net of reserve	$69	$41
Work in process	21	217
Finished goods	—	—

Total Inventories	$90	$258

7. PROPERTY AND EQUIPMENT (000’s)

	June	December
	30, 2006	31, 2005
Property & Equipment
Land	$575	$575
Buildings and Improvements	3,516	3,516
Furniture & Fixtures	65	51
Manufacturing Equipment	1,122	1,077
Tools & Equipment	325	314
Office Equipment	551	463
Vehicles	251	136
Investment Property	221	221

Total	$6,626	$6,353

Accumulated Depreciation	(1,816)	(1,323)

Property & Equipment, net	$4,810	$5,030

8. GOODWILL AND OTHER INTANGIBLES (000’s)
The Company performed an intangible valuation related to the Horne Engineering acquisition. The result of this analysis is detailed below in terms of the intangibles identified, associated values and useful lives.

Intangible	Value	Useful Life
Customer Relationships	$4,849.4	15 years
Trademarks	3,365.2	Indefinite
Non-Compete/Employment Agreements	1,090.6	5 years
Order Backlog	906.3	5 years
The excess of the purchase price over fair value of the net assets acquired in the Horne Engineering acquisition had previously been recorded as goodwill in the amount of $13,285. The resulting goodwill after reallocating the purchase price to the intangibles identified above is $3,074. The goodwill is not amortizable but is subject to annual impairment review.
Included in the second quarter income statement is $843 of amortization expense associated with the intangibles identified above. Approximately $663 of this amount pertains to catch-up amortization from May 2005, when Horne Engineering was acquired, with $180 relating to the first quarter of 2006 and $483 relating to 2005. United States generally accepted accounting principles permit an acquiring company twelve months, from the date of acquisition, to finalize its acquisition accounting entries. Accordingly, we are recording the valuation and related amortization at this time.
The following table reflects the intangible amortization for the next five years:

Intangible Amortization	Q3-Q4 2006	2007	2008	2009	2010
Customer Relationships	162	323	323	323	323
Non-Compete/Employment Agreements	109	218	218	218	218
Order Backlog	91	181	181	181	181

Total	362	722	722	722	722

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
9. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of a $1.9 million mortgage, collateralized by property in Ft. Walton Beach, Florida, and capital leases of $0.2 million. The interest rate on the mortgage is adjustable at the U.S. federal funds rate plus 4% subject to certain interest rate floors and ceilings as specified in the agreement. The rate in effect at June 30, 2006 is 8.5%. The interest rates on the capital leases range from 5.9% to 7.1%.
The Company also maintains a line of credit. This line of credit provides operating funds for normal business activities. This financing arrangement is described below.
Bank of America Facility
On March 2, 2006, the Company entered into a new revolving line of credit with Bank of America. Under the terms of the agreement, the Company may borrow up to $6.0 million to fund its operations. This agreement also provides for a $750,000 letter of credit sub-facility. The amount available under the line is determined by outstanding accounts receivable less than 90 days old. The interest rate is calculated as the London Inter-Bank Offering Rate, plus 2.5% (7.779% at June 30, 2006). The Company had no amounts outstanding and approximately $4.4 million available under the line at June 30, 2006. Upon an Event of Default (as defined in the loan agreement), the lender may declare the entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the loan agreement to be immediately due and payable. As security for the payment and performance of the Company’s obligations under the agreement, the Company has granted the lender a security interest in all of the assets of the Company. The loan also requires the Company to be in compliance with the financial covenants related to tangible net worth and liquidity targets. As of June 30, 2006, the Company was in compliance with these covenants.
10. RELATED-PARTY TRANSACTIONS
Transactions related to Coast Engine and Equipment Company
CEECO renewed its facility lease with a company owned by a related party. Under the terms of the new lease, CEECO will pay $6,791 per month for the facilities through April 30, 2009.
11. STOCK-BASED COMPENSATION
Pursuant to the acquisition agreement between the Company and Horne Engineering, the Company granted options to purchase 1,016,230 shares of common stock to former Horne Engineering employees on January 23, 2006. These options have an exercise price of the lesser of $1.55 or the market value of our stock when exercised. The options expire on May 10, 2008, and were immediately exercisable upon grant date. In accordance with the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” the Company has valued these shares using the Black Scholes model. The weighted-average assumptions used to price the options were as follows: a risk-free rate of 4.5%, no dividend yield, a volatility factor of 0.63 and a life of 2.3 years. Accordingly, the Company has recorded a stock-based compensation expense of $111,779 in the first fiscal quarter of 2006.
On May 16, 2006, the Company issued 15,000 stock options to each of its three advisory board members, 45,000 options in total. The options vest over a two-year period with 5,000 of the options immediately vesting, 5,000 vesting on May 16, 2007, and the remaining 5,000 options vesting on May 16, 2008. The option exercise price is $0.50 with the options expiring on May 16, 2016. In accordance with the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” the Company has valued these shares using the Black Scholes model. The weighted-average assumptions used to price the options were as follows: a risk-free rate of 4.5%, no dividend yield, a volatility factor of 0.63 and a life of 10 years. Accordingly, the Company has recorded a stock-based compensation expense of $11,530 in the second fiscal quarter of 2006.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements
Information with respect to stock option activity for the six months ended June 30, 2006 is as follows:

	Number of Shares	Option Price
Outstanding 12/31/2005	5,837,800	1.28 - 1.95
Granted	1,061,230	0.50 - 1.55
Exercised	—
Cancelled	—

Outstanding 6/30/2006	6,899,030	0.50 - 1.95
The following table summarizes information about the Company’s stock options at June 30, 2006.

Options Exercisable & Outstanding
Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.50	45,000	15,000	9.9
1.28	13,750	13,750	2.0
1.40	588,850	588,850	1.5
1.55	1,016,230	1,016,230	1.9
1.65	1,811,500	1,811,500	0.7
1.95	3,423,700	3,423,700	0.7

	6,899,030	6,869,030

12. SEGMENT INFORMATION (000’s)
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment, taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Through its three subsidiaries, the Company has four operating segments. The Security Solutions segment as reported by SSSI includes manufacturing, predominantly in munitions and homeland security areas. The Repair and Overhaul segment as reported by CEECO is engaged in providing specialized fabrication and maintenance for ships, lifeboats and maritime navigation systems. The two segments reported by Horne Engineering are Engineering Services and Procurement Services. Engineering Services consists of environmental services, occupational safety, and management consulting. Procurement Services support large government programs for infrastructure rebuilding and acquisition.
The following is a summary of certain financial information related to the four segments during the six month periods ended June 30, 2006 and June 30, 2005. Except for results from the software group that was part of SSSI in 2005 and transferred to Engineering Services at the beginning of 2006, results for the quarter ended June 30, 2005 for the Engineering Services and the Procurement Services segments have only two months of operations as those segments were acquired in the Horne Engineering acquisition in May 2005.
For the six month period ended June 30, 2005, the segment results reported for the Company include a full six months of operations for SSSI, four months of operations for CEECO (beginning March 1, 2005), and two months of operations for Horne Engineering (beginning May 2005).

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Notes to Consolidated Financial Statements

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Security Solutions
Total revenue	$1,176	$1,258	$2,227	$2,652
Operating loss	(454)	(542)	(761)	(790)
Repair and Overhaul
Total revenue	725	361	1,522	471
Operating income	87	74	254	87
Engineering Services
Total revenue	3,266	2,996	6,621	3,254
Operating income	271	331	154	414
Procurement Services
Total revenue	1,066	2,284	8,609	2,284
Operating income	92	61	1,063	61
Headquarters
Total revenue	—	—	—
Operating loss	(2,165)	(1,465)	(3,135)	(2,856)
Total
Total revenue	$6,233	$6,899	$18,979	$8,661
Operating loss	$(2,169)	$(1,541)	$(2,425)	$(3,084)
13. COMMITMENTS AND CONTINGENCIES
Legal Matters
Our outstanding legal proceedings are described in Note 17 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material developments regarding any of our outstanding legal proceedings during the first half of 2006 and through the filing date of this report.
14. STOCKHOLDERS’ EQUITY
There were two transactions, other than stock option issuances, that affected stockholders’ equity during the quarter. The first is the sale of M&M that resulted in the redemption of 1.8 million shares of Company common stock. These shares were valued at $0.83 per share which was the share price on the valuation date.
The second transaction was the completion of the Augenbaum settlement on May 31, 2006. Under the settlement, the Company received 1.0 million shares of Company stock, and in return assumed a liability of $175,000 payable to Augenbaum’s attorneys. As the final settlement was paid in Company stock, we are precluded from recognizing a gain on this transaction. Accordingly, we have valued the stock at $0.88 per share, the closing price on the settlement date, and recorded treasury stock in the amount of $880,000. We have also increased our additional paid in capital by the difference between the treasury stock ($880,000) and the attorney fees ($175,000) resulting in an addition to paid in capital of $705,000.
15. SUBSEQUENT EVENTS
On July 20, 2006, the Board of Directors approved the retirement of the 2,800,000 shares of treasury stock received in the Augenbaum settlement and the M&M sale. The resulting decrease in the earnings per share denominator will be reflected in our third-quarter results.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended December 31, 2005.
FORWARD-LOOKING STATEMENTS
The matters discussed in our Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in the Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, activity levels, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of the Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.
DESCRIPTION OF THE COMPANY
The Company provides a variety of goods and services through its three wholly owned subsidiaries: SSSI, CEECO and Horne Engineering. The Company’s business comprises four segments: Security Solutions, Repair and Overhaul, Procurement Services, and Engineering Services. As a result of the Company’s disposition of M&M Engineering Ltd. on June 21, 2006, the Company no longer has an Industrial and Offshore segment. The following section details the business for each segment, major customers and key operational issues. The segments depicted are predominantly involved in U.S. government contracting focusing on the Department of Homeland Security, Department of Defense, and the Department of Transportation with a specific emphasis on national security, transportation, the environment, and munitions management.
The Security Solutions segment specializes in engineering, manufacturing, and technological support services, as well as the production of specialized and standard ground-support equipment for the United States Department of Defense and other governmental and commercial contractors. The manufacturing operation concentrates on munitions transport and packaging equipment under contracts for Advanced Medium Range Air-to-Air Missile (AMRAAM) support, Navy launch tubes, and plane maintenance equipment.
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
The Engineering Services segment delivers technology and technical engineering solutions to improve performance in the areas of environmental engineering, transportation, and occupational health and safety under prime contracts and subcontracts for agencies of the federal government, principally the Department of Defense, the Department of Homeland Security (specifically the Transportation Security Administration), and, the Department of Transportation (specifically the Federal Aviation Administration). The engineering group provides services in such diverse areas as integrated base defense security systems, environmental assessment, chemical demilitarization, and the implementation of occupational health programs for entire government agencies.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions.
We believe that the following critical accounting policies, among others, require us to make significant estimates and judgments in the preparation of our financial statements.
Revenue Recognition
The Company’s principal method of revenue recognition is percentage-of-completion for longer term fixed-price contracts and cost plus fee on reimbursable and time-and-materials contracts. This methodology is used by all segments with the exception of Repair and Overhaul, which utilizes the completed contract method for revenue recognition. There is no material difference in the results of using the completed contract method versus percentage-of-completion method due to the short-term nature of the Repair and Overhaul contracts.
Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared with estimated total costs to complete the contract, which the Company believes is the best measure of progress toward completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, as necessary, revised on a contract-by-contract basis. If, as a result of this review, we determine it is probable that the full performance of the contract will result in a loss on that contract, then the full amount of the estimated loss is charged to operations in the period when that determination is made. Significant management judgments and estimates, including, but not limited to, the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.
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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Operating Loss Carry-Forwards
We have not recognized the benefit in our financial statements with respect to approximately $15,000,000 net operating loss carry-forward for federal income tax purposes as of June 30, 2006. This benefit was not recognized due to the possibility that the net operating loss carry-forward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carry-forward or the carry-forward may be limited as a result of changes in our equity ownership. We intend to use this carry-forward to offset our future taxable income. If we were to use any of this net operating loss carry-forward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carry-forward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest, and possibly penalties prospectively.
Impairment of Long-Lived Assets
We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based upon an estimate of future discounted cash flows, an impairment may be recorded. Factors we consider that could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset’s carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital, the risk inherent in our current business model, and other measures of fair value.
Off-Balance-Sheet Risk
The Company currently has no off-balance-sheet arrangements.
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. For the three-month period ended June 30, 2005, the segment results include two months of Horne Engineering.
FISCAL QUARTER ENDED JUNE 30, 2006 COMPARED WITH FISCAL QUARTER ENDED JUNE 30, 2005
Consolidated Overview (000’s)
For the three-month period ended June 30, 2005, the revenues reported for the Company include two months of Horne Engineering operations.

	For the quarter ended June 30,
	2006		2005
Revenue	6,233	100.0%	6,899	100.0%
Cost of Revenue	5,323	85.4%	6,098	88.4%

Gross profit	910	14.6%	801	11.6%

Operating profit	(2,169)	-34.8%	(1,541)	-22.3%
Revenue for the quarter ended June 30, 2006 decreased on a year-over-year basis by 9.6% compared with the quarter ended June 30, 2005 primarily as a result of reduced material procurement revenue and lower monthly revenue from Engineering Services during the 2006 quarter partially offset by an additional month of operations from the Horne Engineering subsidiary. Material procurement revenue was approximately $500 of revenue for the quarter ended June 30, 2006 as compared with approximately $2,100 in the second quarter of 2005. The gross margin has increased on a quarter over quarter basis as a result of the changes in our Procurement Services segment revenue mix. The reduction in revenue associated with low margin material procurement was partially offset by a significant increase in procurement services revenue that is at a much higher margin.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our operating loss increased as a result of the Horne Engineering intangible amortization and additional corporate staffing offset by improved gross profit and a reduction in stock option expense on a quarter-over-quarter basis.
Revenue for the third quarter of 2006 is expected to be comparable to second quarter levels. Margins for the third quarter are expected to improve as we anticipate Security Solutions continuing to improve its operations and as our contract mix continues to see the level of low-margin material procurement revenues decreasing as higher margin services-based revenue increases. Operating profit is expected to improve inline with gross profit for the third quarter.
Security Solutions (000’s)
For comparability purposes, the results of the software group have been removed from the results of the Security Solutions segment for the quarter ended June 30, 2005. This group is now part of Engineering Services.

	For the quarter ended June 30,
	2006		2005
Revenue	1,176	100.0%	1,258	100.0%
Cost of Revenue	1,375	116.9%	1,528	121.5%

Gross profit	(199)	-16.9%	(270)	-21.5%

Operating profit	(454)	-38.6%	(542)	-43.1%
Revenue was down slightly quarter-over-quarter, however, gross losses declined. The margin improvement was driven by improved performance on contracts as we have completed most of our older less-profitable contracts that have negatively impacted our profit margins. We did not meet our revenue or positive gross profit goals for the quarter as several higher margin contracts have been delayed. We expect our operational performance to continue to improve in the third quarter thereby improving margins with revenue expected to grow approximately 10% in the third quarter.
Repair and Overhaul Segment (000’s)

	For the quarter ended June 30,
	2006		2005
Revenue	725	100.0%	361	100.0%
Cost of Revenue	518	71.4%	226	62.6%

Gross profit	207	28.6%	135	37.4%

Operating profit	87	12.0%	74	20.5%
The 100% increase in revenue in the quarter ended June 30, 2006, as compared with the quarter ended June 30, 2005, was driven by the completion of work related to Hurricane Katrina. Margins declined as certain of our service-related contracts were accepted at lower margins. In the third quarter, we expect margins comparable to the second quarter with revenue to be approximately 25% less than the second quarter of 2006 due to the absence of work related to Hurricane Katrina.
Operating costs increased in the current quarter due to expanded insurance programs compared with the prior year and a staff addition for management succession planning. We expect operating expenses to remain consistent on a quarterly basis.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Engineering Services Segment (000’s)
The comparative data for 2005 includes the software group that was transferred to this segment beginning January 1, 2006. The Company did not acquire the main part of this segment until May 2005.

	For the quarter ended June 30,
	2006		2005
Revenue	3,266	100.0%	2,996	100.0%
Cost of Revenue	2,511	76.9%	2,156	72.0%

Gross profit	755	23.1%	840	28.0%

Operating profit	271	8.3%	331	11.0%
The majority of this segment was acquired in the Horne Engineering acquisition in May 2005, and the above data compares three months of operations to two. The per month revenue has decreased due to lower software revenue and the scaling back of the environmental sampling contract in 2006. The headcount on the environmental contract has declined by 33% from its staffing high in 2005 due to changing priorities of the governmental customer. The decreased margin in both dollars and percentage is due to the reduction in software revenue that had a margin decrease of 35% between the two periods. This decrease is due to a change in the profitability mix of the software contracts between the periods.
Our forecast for the third quarter, shows revenue growth of 15% with a slight increase in gross margin. We expect the operating costs to remain consistent in the third quarter.
Procurement Services Segment (000’s)
This segment was not acquired by the Company until May 2005 in conjunction with the Company’s acquisition of Horne Engineering.

	For the quarter ended June 30,
	2006		2005
Revenue	1,066	100.0%	2,284	100.0%
Cost of Revenue	919	86.2%	2,188	95.8%

Gross profit	147	13.8%	96	4.2%

Operating profit	92	8.6%	61	2.7%
The revenue decrease of $1,200 was due to a decrease of $1,600 of material procurement revenue offset by increased acquisition support services revenue. The margin impact of the revenue change was positive as our service-related work is substantially more profitable on a margin percentage basis. We expect our revenue in the third quarter of 2006 to decrease as we currently have no material procurements in process. Gross profit should decrease in dollars but increase as a percentage-of-revenue due to the expected lower amount of material procurement.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses (000’s)

	June 30, 2006	June 30, 2005	Increase
Selling, General & Administrative	$2,165	$1,465	48%

Operating expenses increased 48% in the quarter ended June 30, 2006 compared with the quarter ended June 30, 2005. The increase in 2006 operating expenses was primarily driven by the amortization of the Horne Engineering intangibles and increased staffing offset by reduced stock option expense. The intangible amortization totaled $843 of which $180 applied to the quarter end June 30, 2006. The holding company corporate structure has been created since the end of the third quarter of 2005, with a commensurate increase in costs. The costs from the previous year primarily consisted of stock option expenses, attorney fees, and a minimal amount of labor costs. The Company’s change in strategy and focus have resulted in increased staffing levels. We expect third quarter costs to remain consistent with the second quarter.
COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. For the six month period ended June 30, 2005, the segment results represent six months of SSSI, four months of CEECO, and two months of Horne Engineering.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
Consolidated Overview (000’s)

	For the six months ended June 30,
	2006		2005
Revenue	18,979	100.0%	8,661	100.0%
Cost of Revenue	16,566	87.3%	7,501	86.6%

Gross profit	2,413	12.7%	1,160	13.4%

Operating profit	(2,425)	-12.8%	(3,084)	-35.6%
Revenue for the six months ended June 30, 2006 increased on a period-over-period basis by 119% as compared to the six months ended June 30, 2005 primarily as a result of the acquisitions that occurred in 2005. Procurement Services provided 45% of the revenue for the six months ended June 30, 2006 and provided 26% of the revenue in the first six months of 2005 as that segment was included for only two months in 2005. We expect the revenue contribution from the Procurement Services segment to continue to decrease until we obtain more material procurement contracts. The gross profit percentage has decreased on a period-over-period basis predominantly due to the large amount of low-margin material procurement in 2006.
Operating expenses have decreased primarily due to a reduction in stock compensation expense of approximately $1,300 offset by increased staffing costs.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Security Solutions (000’s)
For comparability purposes, the results of the software group have been removed from the results of the Security Solutions segment for the six months ended June 30, 2005. This group is now part of Engineering Services.

	For the six months ended June 30,
	2006		2005
Revenue	2,227	100.0%	2,652	100.0%
Cost of Revenue	2,598	116.7%	2,744	103.5%

Gross profit	(371)	-16.7%	(92)	-3.5%

Operating profit	(761)	-34.2%	(790)	-29.8%
The decrease in revenue for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 is a result of the timing of contracts. The majority of work in 2006 was related to the completion of contract work started in fiscal 2005 as opposed to new work. We expected this type of revenue stream in the early portion of Security Solutions’ year. In 2005, we had more new contracts that provided growth revenue than we have had through the first six months of 2006. The negative profitability is due to increased costs on the maintenance stand contracts. These contracts were completed in April 2006 and were subsequently shipped to the customer.
Operating expenses have decreased as a result of the consolidation of the accounting group within the Company's corporate office and staffing decisions made late in 2005 that have reduced costs in 2006.
Repair and Overhaul Segment (000’s)
The comparative data for 2005 reflects only four months of operations as this segment was not acquired by the Company until March 2005.

	For the six months ended June 30,
	2006		2005
Revenue	1,522	100.0%	471	100.0%
Cost of Revenue	996	65.4%	292	62.0%

Gross profit	526	34.6%	179	38.0%

Operating profit	254	16.7%	87	18.5%
The increase in revenue for the six months ended June 30, 2006, as compared with the six months ended June 30, 2005, was driven by two factors. The first is an additional two months of operations, as this segment was not acquired until March 1, 2005. The second factor is the completion of work related to Hurricane Katrina that occurred in the first half of 2006. Operating costs increased in the current six month period as compared with the same period in 2005, due to expanded insurance programs compared with the prior year and a staff addition for management succession planning.
Engineering Services Segment (000’s)
The comparative data for 2005 includes the software group that was transferred to this segment beginning in January 2006. The Company did not acquire the main part of this segment until May 2005.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the six months ended June 30,
	2006		2005
Revenue	6,621	100.0%	3,254	100.0%
Cost of Revenue	5,611	84.7%	2,277	70.0%

Gross profit	1,010	15.3%	977	30.0%

Operating profit	154	2.3%	414	12.7%
The majority of this segment was acquired in the Horne Engineering acquisition in May 2005. Therefore, except for data associated with the software group, the data for the first six months of 2005 reflects two months of operations. The gross profit decrease from 2005 is mainly due to closeout costs of one of our offices, negative margins in our software group and increased costs associated with preparing for several large proposals. The proposal efforts have a double impact in decreasing revenue and increasing our operating costs as the people staffing the proposal teams would have been billable. The 2005 period was positively affected by several fixed-price projects that were completed under budget with the resulting profit being recognized at that time.
Operating expenses are higher in dollars but lower as a percentage-of-revenue due to the number of months shown for each period. The operating expenses are a lower percentage-of-revenue due to the move towards shared services for the accounting and contracts groups within the overall Company.
Procurement Services Segment (000’s)
This segment was not acquired by the Company until May 2005 in conjunction with the Company’s acquisition of Horne Engineering, therefore, the data below includes two months of operations for the 2005 six month period.

	For the six months ended June 30,
	2006		2005
Revenue	8,609	100.0%	2,284	100.0%
Cost of Revenue	7,361	85.5%	2,188	95.8%

Gross profit	1,248	14.5%	96	4.2%

Operating profit	1,063	12.3%	61	2.7%
The main revenue driver during the six months ended June 30, 2006 was approximately $6,500 of material procurement. The remaining revenue represents acquisition support services. The 2005 revenue consisted solely of material procurement revenue with no support services revenue. The significant increase in both margin dollars and percentage is due to the higher margin support services work included in the 2006 revenue figures. Operating costs have increased due to higher staffing levels and the associated administrative burdens those staff create.
Operating Expenses (000’s)

	June 30, 2006	June 30, 2005	Increase
Selling, General & Administrative	$3,135	$2,856	10%

Operating expenses increased 10% in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 as a result of the amortization of the Horne Engineering intangibles of $843 and increased staffing costs offset by decreased stock option expense. The amount of the Horne Engineering intangibles specifically related to 2006 was approximately $361 with the remaining $482 being the catch-up amount from 2005.

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $4.3 million at June 30, 2006. The $2.5 million increase in cash, from year-end, was primarily driven by the M&M sale that provided approximately $6.2 million of cash reduced by our net loss ($2.3 million) and an increase in receivables ($1.8 million). The decrease in both payables and receivables, from December 31, 2005, is attributable to a $5.5 million balance associated with our material procurement business that was outstanding at year-end. The receivables have not decreased by the full $5.5 million due to approximately $1.8 million of over ninety day delinquent receivables at June 30, 2006. Subsequent to quarter close, we have received payment on approximately $1.4 million of the delinquent amount. The increase in the other assets is attributable to the $894,000 interest-bearing two year note receivable from the M&M sale.
We believe that funds generated by operations plus our available lines of credit should be sufficient to fund our normal operations and purchases of plant and equipment.
The Company continues to have a line of credit available for future cash needs. The line of credit is for up to $6.0 million, depending on eligible outstanding accounts receivable.
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

	Total	Current	1-3 Years	3-5 Years	6+ Years
Operating Leases	2,775	857	1,400	518	—
Capital Leases	140	35	94	11	—
Mortgages Payable	1,921	42	140	150	1,589

Total	4,836	934	1,634	679	1,589

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rates.
Interest Rate Risk
At June 30, 2006, we had no amounts outstanding under our revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
As of June 30, 2006, cash and cash equivalents were approximately $4.3 million. We had investments in money market interest bearing accounts. Accordingly, we believe that a 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on future earnings or cash flows.
Foreign Exchange Risk
We historically have been exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Canadian subsidiaries. Subsequent to the sale of our Canadian subsidiary in June 2006, we have no current exposure to foreign exchange risk. The two notes received as part of the M&M sale are denominated in US dollars.
Accordingly, we estimate that an immediate 10% change in foreign exchange rates would not affect reported net income or loss. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our outstanding legal proceedings are described in Note 17 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material developments regarding any of our outstanding legal proceedings during the second quarter of 2006 and through the filing date of this report.
Item 1A. Risk Factors.
The Company is subject to several risk factors that could have a direct and material impact on the operations of the Company. These risk factors are described below.
Increased corporate overhead structure combined with a reduced operating base may impact the ability of the Company to operate at a profit.
We have made a significant investment in our corporate structure to provide the organizational capabilities to expand our business both organically and through acquisitions. This investment has increased our on-going cost structure and may impair our ability to earn a net profit. This increase in organizational structure has occurred at the same time that we have disposed of our second largest operating subsidiary thereby putting additional cost burdens on our remaining subsidiaries.
We believe we will be able to successfully grow our business as a result of these investments, however if we are unable to grow the business, we may incur significant operating losses. We are actively monitoring both our cost structure to ensure that we are prudently incurring expenses and we are actively pursuing growth opportunities for all of our subsidiaries.
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
Our revenue and operating results could vary significantly from quarter to quarter. In addition, we cannot predict with certainty our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include, without limitation, the following:
•	Fluctuations in revenue earned on contracts;

•	Commencement, completion, or termination of contracts during any particular quarter;

•	Variable purchasing patterns under GSA schedule contracts and agency-specific indefinite delivery/indefinite quantity contracts;

•	Provision of services under a share-in-savings or performance-based contract;

•	Additions and departures of key personnel;

•	Strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	Contract mix, the extent of use of subcontractors, and the level of third-party hardware and software purchases for customers;

•	Changes in presidential administrations and senior federal government officials that affect the timing of procurements;

•	Changes in policy or budgetary measures that adversely affect government contracts in general;

•	The seasonality of our business; and

•	Our Procurement Services revenue varies significantly from quarter-to-quarter and year-to-year based on the volume of material procurements we perform.
Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the startup and early stages of large contracts and may not receive corresponding payments or revenue in that same quarter. We may also incur significant or unanticipated expenses when contracts expire, are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner.
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
Horne is the only subsidiary subject to incurred costs at this time. Horne is current on the DCAA audit through 2002 and has not had any significant audit findings in any recent DCAA audit.

ITEM 6. EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among Silva Bay International, Inc., SSS Acquisition Company and Spectrum Sciences & Software, Inc., dated April 2, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on August 11, 2003).

2.2	Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc., Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005).

2.3	Share Purchase Agreement, dated as of February 1, 2005, by and among Spectrum Sciences & Software Holdings Corp., EnerNorth Industries Inc. and M&M Engineering Limited (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2005).

2.4	Letter Agreement, dated as of February 2, 2005, by and between Spectrum Sciences & Software Holdings Corp. and EnerNorth Industries Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2005).

2.5	Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

2.6	Amendment and Waiver Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

2.7	Stock Purchase Agreement by and among Spectrum Holdings Corp., the sole stockholder of M&M Engineering Ltd., and 53341 Newfoundland and Labrador Limited, dated June 21, 2006, (Previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2006).

3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.2	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

Exhibit
Number	Description
3.3	Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.4	Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.5	Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.6	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., dated March 24, 2003, as amended by First Amendment thereto, dated May 11, 2005 and Second Amendment thereto, dated October 4, 2005 (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005).

3.7	Third Amendment, dated April 28, 2006, to the Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2006).

4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

4.2	Registration Rights Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005).

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2006.
SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

By:	/s/ Darryl K. Horne
Darryl K. Horne
President and Chief Executive Officer

By:	/s/ Michael M. Megless
Michael M. Megless
Chief Financial Officer