Form 10-Q
period 2006-09-30
Horne International, Inc.
filed 2006-11-13
CIK 1229195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50373
HORNE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0182158

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2677 Prosperity Avenue, Suite 300, Fairfax, Virginia	22031

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 703-641-1100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☑
As of November 13, 2006 there were 41,272,200 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Horne International, Inc.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	September	December
	30, 2006	31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,963	$1,813
Receivables	7,278	11,638
Inventories	207	258
Prepaid expenses & Other current assets	774	387
Current assets of Discontinued Operations	—	11,585

Total current assets	12,222	25,681

Property and equipment, net	4,784	5,030
Goodwill	3,386	15,222
Other intangibles	9,188	—
Investments in joint ventures	311	311
Other assets	1,427	81
Other assets of discontinued operations	—	3,079

TOTAL ASSETS	$31,318	49,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$807	$6,281
Accrued expenses	1,598	1,466
Deferred revenues	408	376
Income taxes payable	—	156
Current portion of long-term debt	78	78
Current liabilities of discontinued operations	—	3,365

Total current liabilities	2,891	11,722

Long-term liabilities:
Long term debt, less current portion	1,965	2,018
Non-current liabilities of discontinued operations	—	464

TOTAL LIABILITIES	4,856	14,204

Commitments and contingencies (Note 13)
Minority interest of discontinued operations	—	103

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 41,272,200 and 44,072,200 issued and outstanding	4	4
Additional paid-in capital	78,323	79,866
Accumulated deficit	(51,865)	(45,264)
Accumulated other comprehensive income	—	491
Total stockholders’ equity	26,462	35,097

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,318	49,404

See accompanying notes to consolidated financial statements.

Horne International, Inc.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Dollars shown in 000’s except share amounts)

	Three months ended		Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Services	$3,721	$7,931	$19,939	$14,086
Products	1,068	1,125	3,829	3,631

Total	4,789	9,056	23,768	17,717

Cost of revenues
Services	2,953	6,418	16,795	11,411
Products	1,293	1,373	4,017	3,881

Total	4,246	7,791	20,812	15,292

Gross profit
Services	768	1,513	3,144	2,675
Products	(225)	(248)	(188)	(250)

Total	543	1,265	2,956	2,425

Operating expenses	2,374	1,871	7,213	6,115

Loss from operations	(1,831)	(606)	(4,257)	(3,690)

Total non-operating income, net	310	59	347	240

Loss before provision for income taxes	(1,521)	(547)	(3,910)	(3,450)

Income tax benefit (expense)	(11)	7	(9)	(80)

Loss before discontinued operations	(1,532)	(540)	(3,919)	(3,530)

Gain(Loss) from discontinued operations	0	483	(2,682)	671

Net Loss	$(1,532)	$(57)	$(6,601)	$(2,859)

Weighted average common shares outstanding:
Basic and diluted	41,880,896	44,072,200	43,333,738	41,634,154

Basic and diluted earnings per share
Loss from continuing operations	(0.04)	(0.01)	(0.09)	(0.08)
Income(loss) from discontinued operations	0.00	0.01	(0.06)	0.02
Net loss	$(0.04)	$(0.00)	(0.15)	$(0.07)

Net Loss	(1,532)	(57)	(6,601)	(2,859)
Total comprehensive loss	$(1,532)	$(57)	$(6,601)	$(2,859)

See accompanying notes to consolidated financial statements.

Horne International, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars shown in 000’s)

						Accumulated
						Other
						Comprehensive
	Common Stock			Treasury	Accumulated	Income
	Shares	Amount	APIC	Stock	Deficit	(Loss)	Total

Balance as of December 31, 2005	44,072,200	$4	$79,866	$—	$(45,264)	$491	$35,097
Net Loss					$(6,601)		$(6,601)
Option Issuances			$126				$126
Foreign currency translation M&M disposition						$(491)	$(491)
M&M sale				$(1,494)			$(1,494)
Augenbaum settlement			$705	$(880)			$(175)
Treasury Stock retirement	(2,800,000)	$—	$(2,374)	$2,374			$—
Balance as of September 30, 2006	41,272,200	$4	$78,323	$—	$(51,865)	$—	$26,462
See accompanying notes to the consolidated financial statements.

Horne International, Inc.
Condensed Consolidated Statement of Cash Flow (Unaudited)
(Dollars shown in 000’s)

	For the nine months ended
	September 30,
	2006	2005

Cash flows from operating activities

Net loss from continuing operations	$(3,919)	$(3,530)

Adjustments to reconcile net loss to net
Cash used in operating activities Stock option issued to employees	126	1,399
Depreciation	1,449	312
Legal settlement costs not included in net income	(175)
Loss on disposal of equipment	4	16
Realized gain on the sale of bonds	—	(1)
Decrease (increase) in balance sheet items
Receivables	5,258	158
Accounts payable	(5,477)	846
Provision for contract losses	—	256
Other balance sheet changes	(807)	(891)

Net cash used in continuing operations	(3,541)	(1,435)

Cash flows from investing activities
Maturities of available for sale investments, net	—	18,795
Acquisitions, net of cash received	—	(12,412)
Cash received from sale of subsidiary	6,202	—
Purchase of property and equipment	(199)	(580)
Proceeds from the sale of equipment	10	74
Investments in joint ventures,net	—	—

Net cash provided by investing activities	6,013	5,877

Cash flows from financing activities
Repayment of debt, net	(53)	(184)
Net repayments on lines of credit	—	(1,526)
Advances and accrued interest from related parties, net	—	64
Proceeds for the exercise of stock options	—	4

Net cash used in financing activities	(53)	(1,642)

Cash flows (used in) provided by discontinued operations
Operating	(269)	(741)
Investing	—	(500)
Financing	—	415

Net increase in cash and cash equivalents	2,150	1,974
Cash and cash equivalents at beginning of period	1,813	5,667

Cash and cash equivalents at end of period	$3,963	$7,641

Non-cash acquisitions of property & equipment totaled $0 and $1,975 for the periods ended September 30, 2006, and 2005, respectively.
Non-cash consideration received in the M&M sale included 1,800,000 shares of Company common stock and notes receivable totaling $1,796,000.
Non-cash consideration received in the Augenbaum settlement included 1,000,000 shares of Company common stock.
See accompanying notes to the consolidated financial statements.

Horne International, Inc.
Notes to Unaudited Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2006, and September 30, 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of Horne International, Inc.’s (the Company) financial position, results of operations, and cash flows as of and for the periods presented.
The results of operations for the period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Horne International, Inc. serves the government marketplace and is focused on defense and homeland security, environment and energy, and transportation. The Company’s business offerings include engineering program management; environment, safety and health; technology; acquisition services; business process engineering; and public outreach. In conjunction with a branding program undertaken to solidify the Company’s reputation in the government market place, the Company changed its name from Spectrum Sciences & Software Holdings Corp. to Horne International, Inc. on August 31, 2006. The Company also began trading under a new ticker symbol (OTCBB:HNIN), on September 12, 2006.
The Company is headquartered in Fairfax, Virginia, and has three operating subsidiaries: Horne Engineering Services, LLC (Horne Engineering), Spectrum Sciences and Software, Inc. (SSSI), and Coast Engine and Equipment Company (CEECO). The Company has four reportable segments: Security Solutions, Repair and Overhaul, Engineering Services, and Procurement Services. As a result of the Company’s disposition of M & M Engineering on June 21, 2006, the Company no longer has an Industrial and Offshore segment. Security Solutions includes the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions. Repair and Overhaul provides specialized fabrication and maintenance services for ships and maritime navigation systems. Engineering Services provides program engineering, environmental science, occupational safety and health, business process engineering, technology, and public outreach services. Procurement Services provides procurement consulting services consisting of providing staffing and procurement expertise in executing all phases of the procurement cycle. Procurement Services also performs material procurement for acquisition support contracts.
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
The Company currently has a net operating loss carry-forward of approximately $17 million, which would equate to a deferred tax asset of approximately $6 million at September 30, 2006. The Company has fully reserved against this federal tax benefit in the accompanying consolidated financial statements due to the possibility that the net operating loss carry-forward may not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carry-forward or the carry-forward may be limited as a result of previous changes in our equity ownership.
Loss Per Share
The Company reports its loss per share (“EPS”) in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.
Basic EPS is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents totaling 7.1 million and 8.3 million were not included in the computation of diluted EPS for the nine-month periods ended September 30, 2006, and September 30, 2005, respectively, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per share in those periods.
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
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007: thus it will start affecting the Company on January 1, 2008, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.
In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments,” which clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. We will implement FAS 155 beginning with financial instruments acquired on or after January 1, 2007, which is the effective date of FAS 155. We do not expect the adoption of FAS 155 to have a material impact on our financial position at our date of adoption. However, FAS 155 may affect future income recognition for certain financial instruments that contain certain embedded derivatives as any changes in their fair values will be recognized in net income each period.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e., iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations, or cash flows.
On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN No. 48 as of the beginning of the Company’s 2007 fiscal year. The company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations. The Company does not believe there will be an adverse effect on the Company’s financial results.
3. DISPOSITIONS
On June 21, 2006, the Company sold the M&M subsidiary to a management-led partnership. The total purchase price was approximately $5.0 million and consisted of cash, the redemption of Company stock, and a two-year interest-bearing note receivable due June 2008. The sale also included the repayment, to the Company, of approximately $4.6 million of cash-backed bonding advanced to M&M in 2005. The total cash received by the Company, concurrent with the sale, included $2.5 million from the sale and $3.7 million from the bonding. The remaining $0.9 million was received on October 31, 2006.
In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have segregated the financial results for M&M in our financial statements. This includes both current-year statements and the comparative prior-year information.
As a result of this transaction, the Company recorded a loss of approximately $2.1 million related to the sale.

4. REVENUE AND COST OF REVENUE
The following table details the revenue and cost of revenue breakdown by segment.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Services Revenue
Security Solutions	74	82	222	228
Repair and Overhaul	250	379	1,090	850
Engineering Services	3,163	4,028	9,784	7,282
Procurement Services
Acquisition Services	133	405	2,254	405
Material Procurement	101	3,037	6,589	5,321

Total	3,721	7,931	19,939	14,086

Products Revenue
Security Solutions	1,068	1,125	3,147	3,631
Repair and Overhaul	—	—	682	—

Total	1,068	1,125	3,829	3,631

Cost of Services Revenue
Security Solutions	68	70	210	306
Repair and Overhaul	180	281	908	573
Engineering Services	2,519	2,996	8,130	5,273
Procurement Services
Acquisition Services	102	244	1,486	244
Material Procurement	84	2,827	6,061	5,015

Total	2,953	6,418	16,795	11,411

Cost of Products Revenue
Security Solutions	1,293	1,373	3,749	3,881
Repair and Overhaul	—	—	268	—

Total	1,293	1,373	4,017	3,881
5. RECEIVABLES (000’s)
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	September	December
	30, 2006	31, 2005
Accounts Receivable
Billed AR	3,292	9,538
Unbilled AR	2,873	1,871
Holdbacks	181	184
Other	932	45

Total AR	7,278	11,638

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.
Other receivables include the short-term note receivable arising from the M&M sale.

6. INVENTORIES (000’s)
The major components of inventories are summarized as follows:

	September	December
	30, 2006	31, 2005
Inventory
Raw materials, net of reserve	71	41
Work in Process	136	217
Finished Goods	—	—

Total Inventory	207	258

7. PROPERTY AND EQUIPMENT (000’s)

	September	December
	30, 2006	31, 2005
Property & Equipment
Land	575	575
Buildings and Improvements	3,520	3,516
Furniture & Fixtures	66	51
Manufacturing Equipment	1,155	1,077
Tools & Equipment	339	314
Office Equipment	589	463
Vehicles	270	136
Investment Property	221	221

Total	6,735	6,353

Accumulated Depreciation	(1,951)	(1,323)

Property & Equipment, net	4,784	5,030

8. GOODWILL AND OTHER INTANGIBLES (000’s)
The Company performed an intangible valuation related to the Horne Engineering acquisition. The result of this analysis is detailed below in terms of the intangibles identified, associated values, and useful lives.

	Value	Useful Life
Intangible
Customer Relationships	$4,849	15 years
Trademarks	3,365	Indefinite
Non-Compete/Employment Agreements	1,091	5 years
Order Backlog	906.3	5 years
The excess of the purchase price over fair value of the net assets acquired in the Horne Engineering acquisition had previously been recorded as goodwill in the amount of $13,285. The resulting goodwill after reallocating the purchase price to the intangibles identified above is $3,074. The goodwill is not amortizable but is subject to annual impairment review.
Intangible amortization for the third quarter was $181. In the quarter ended June 30, 2006, we recorded $843 of amortization expense associated with the intangibles identified above. Approximately $663 of this amount pertains to catch-up amortization from May 2005, when Horne Engineering was acquired, with $180 relating to the first quarter of 2006 and $483 relating to 2005. United States generally accepted accounting principles permit an acquiring company twelve months, from the date of acquisition, to finalize its acquisition accounting entries. Accordingly, we recorded the valuation and related amortization at that time.
The following table reflects the intangible amortization for the next five years:

	Q4
	2006	2007	2008	2009	2010
Intangible Amortization
Customer Relationships	81	323	323	323	323
Non-Compete/Employment Agreements	55	218	218	218	218
Order Backlog	45	181	181	181	181

Total	181	722	722	722	722

9. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of a $1.9 million mortgage, collateralized by property in Ft. Walton Beach, Florida, and capital leases of $0.1 million. The interest rate on the mortgage is adjustable at the U.S. federal funds rate plus 4% subject to certain interest rate floors and ceilings as specified in the agreement. The rate in effect at September 30, 2006 is 8.5%. The interest rates on the capital leases range from 5.9% to 7.1%.
The Company also maintains a line of credit. This line of credit provides operating funds for normal business activities. This financing arrangement is described below.
Bank of America Facility
On March 2, 2006, the Company entered into a new revolving line of credit with Bank of America. Under the terms of the agreement, the Company may borrow up to $6.0 million to fund its operations. This agreement also provides for a $750,000 letter of credit sub-facility. The amount available under the line is determined by outstanding accounts receivable less than 90 days old. The interest rate is calculated as the London Inter-Bank Offering Rate, plus 2.5% (7.824% at September 30, 2006). The Company had no amounts outstanding and approximately $2.4 million available under the line at September 30, 2006. Upon an Event of Default (as defined in the loan agreement), the lender may declare the entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the loan agreement to be immediately due and payable. As security for the payment and performance of the Company’s obligations under the agreement, the Company has granted the lender a security interest in all of the assets of the Company. The loan also requires the Company to be in compliance with the financial covenants related to tangible net worth and liquidity targets. As of September 30, 2006, the Company was in compliance with these covenants.
10. RELATED-PARTY TRANSACTIONS
Transactions related to Coast Engine and Equipment Company
CEECO renewed its facility lease, in April 2006, with a company owned by a related party. Under the terms of the new lease, CEECO will pay $6,791 per month for the facilities through April 30, 2009.
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
On May 16, 2006, the Company issued 15,000 stock options to each of its three advisory board members, 45,000 options in total. The options vest over a two-year period with 5,000 of the options immediately vesting, 5,000 vesting on May 16, 2007, and the remaining 5,000 options vesting on May 16, 2008. The option exercise price is $0.50 with the options expiring on May 16, 2016. In accordance with the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” the Company has valued these shares using the Black Scholes Model. The weighted-average assumptions used to price the options were as follows: a risk-free rate of 4.5%, no dividend yield, a volatility factor of 0.63 and a life of 10 years. Accordingly, the Company has recorded stock-based compensation expense of $11,530 in the second fiscal quarter of 2006.
On July 21, 2006, the Company issued 30,000 options to each of its five external Board of Directors members. These options vest in 10,000 share increments on July 21, 2007, 2008, and 2009. These option terms include an exercise price of $0.80, a life of three years and a service obligation to vest. No expense has been recorded for these options due to the uncertainty regarding the service time being met.
On September 14, 2006, the Company also issued 90,000 options to employees that require certain service time requirements be met prior to being able to exercise these options. No expense has been recorded for these options due to the uncertainty regarding the service time being met.

On September 15, 2006, the Company issued 15,000 stock options to a new advisory board member. The options vest over a two-year period with 5,000 of the options immediately vesting, 5,000 vesting on September 15, 2007, and the remaining 5,000 options vesting on September 15, 2008. The option exercise price is $0.50 with the options expiring on September 15, 2016. In accordance with the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” the Company has valued these shares using the Black Scholes Model. The weighted-average assumptions used to price the options were as follows: a risk-free rate of 4.5%, no dividend yield, a volatility factor of 0.63 and a life of 10 years. Accordingly, the Company has recorded stock-based compensation expense of $3,144 in the third fiscal quarter of 2006.
Information with respect to stock option activity for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Option Price
Outstanding 12/31/2005	5,837,800	1.28 — 1.95
Granted	1,316,230	0.50 — 1.55
Exercised	—
Cancelled	(49,814)	1.28 — 1.65

Outstanding 9/30/2006	7,104,216	0.50 — 1.95
The following table summarizes information about the Company’s stock options at June 30, 2006.

Options Exercisable & Outstanding
	Shares	Shares	Weighted Average
Exercise Price	Outstanding	Exercisable	Remaining Life (yrs
0.50	60,000	20,000	9.8
0.80	150,000	0	2.8
1.28	9,500	9,500	1.7
1.40	573,950	573,950	1.2
1.55	1,084,066	994,066	1.5
1.65	2,903,000	2,903,000	0.9
1.95	2,323,700	2,323,700	0.7

	7,104,216	6,824,216

12. SEGMENT INFORMATION (000’s)
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment, taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Through its three subsidiaries, the Company has four operating segments. The Security Solutions segment as reported by SSSI includes manufacturing, predominantly in munitions and homeland security areas. The Repair and Overhaul segment as reported by CEECO is engaged in providing specialized fabrication and maintenance for ships, lifeboats and maritime navigation systems. The two segments reported by Horne Engineering are Engineering Services and Procurement Services. Engineering Services provides program engineering, environmental science, occupational safety and health, business process engineering, technology, and public outreach efforts. Procurement Services support large government programs for infrastructure rebuilding and acquisition.
The following is a summary of certain financial information related to the four segments during the nine-month periods ended September 30, 2006, and September 30, 2005. Note that the results for the software group that was part of SSSI in 2005 were transferred to Engineering Services at the beginning of 2006.
For the nine-month period ended September 30, 2005, the segment results reported for the Company include a full nine months of operations for SSSI, seven months of operations for CEECO (beginning March 1, 2005), and five months of operations for Horne Engineering (beginning May 2005).

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Security Solutions
Total revenue	$1,142	$1,207	$3,369	$3,859
Operating loss	(446)	(554)	(1,207)	(1,350)
Repair and Overhaul
Total revenue	251	379	1,772	850
Operating (loss)income	(68)	47	220	133
Engineering Consulting
Total revenue	3,162	4,028	9,784	7,282
Operating income	95	329	250	751
Procurement Services
Total revenue	234	3,442	8,843	5,726
Operating income	(92)	258	971	319
Headquarters
Total revenue	—	—		—
Operating loss	(1,320)	(686)	(4,491)	(3,543)
Total
Total revenue	$4,789	$9,056	$23,768	$17,717
Operating loss	$(1,831)	$(606)	$(4,257)	$(3,690)
13. COMMITMENTS AND CONTINGENCIES
Legal Matters
Our outstanding legal proceedings are described in Note 17 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material developments regarding any of our outstanding legal proceedings during the first nine months of 2006 and through the filing date of this report.
14. STOCKHOLDERS’ EQUITY
There were two transactions, other than stock option issuances, that affected stockholders’ equity during the nine months ended September 30, 2006. The first is the sale of M&M that resulted in the redemption of 1.8 million shares of Company common stock. These shares were valued at $0.83 per share, which was the share price on the valuation date.
The second transaction was the completion of the Augenbaum settlement on May 31, 2006. Under the settlement, the Company received 1.0 million shares of Company stock, and in return assumed a liability of $175,000 payable to Augenbaum’s attorneys. As the final settlement was paid in Company stock, we are precluded from recognizing a gain on this transaction. Accordingly, we have valued the stock at $0.88 per share, the closing price on the settlement date, and recorded treasury stock in the amount of $880,000. We have also increased our additional paid-in capital by the difference between the treasury stock ($880,000) and the attorney fees ($175,000) resulting in an addition to paid-in capital of $705,000.
On July 20, 2006, the Board of Directors approved the retirement of the 2,800,000 shares of treasury stock received in the Augenbaum settlement and the M&M sale. The resulting decrease in the earnings per share denominator is reflected in our third-quarter results.

Horne International, Inc.
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
DESCRIPTION OF THE COMPANY
The Company provides a variety of goods and services through its three wholly owned subsidiaries: SSSI, CEECO, and Horne Engineering. The Company’s business comprises four segments: Security Solutions, Repair and Overhaul, Procurement Services, and Engineering Services. As a result of the Company’s disposition of M&M Engineering Ltd. on June 21, 2006, the Company no longer has an Industrial and Offshore segment. The following describes the business for each segment, major customers, and key operational issues. The segments depicted are predominantly involved in U.S. government contracting focusing on the Department of Homeland Security, Department of Defense, and the Department of Transportation, with a specific emphasis on national security, transportation, the environment, and munitions management.
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
The Repair and Overhaul segment provides a full array of electrical and electronic repair, equipment and machinery repair and overhaul, HVAC and refrigeration servicing and repair, pipe fabrication and installation, certified welding services, metal and sheet metal fabrication and installation, custom insulation services, custom flooring services, and machinery services to the maritime industry. Major customers include Rinker Cement, U.S. Navy, U.S. Coast Guard and Disney Cruise Lines.
The Engineering Services segment delivers technology and technical engineering solutions to improve performance in the areas of environmental engineering, transportation, and occupational health and safety under prime contracts and subcontracts for agencies of the federal government, principally the Department of Defense, the Department of Homeland Security (specifically the Transportation Security Administration and the Bureau of Customs and Border Protection), and the Department of Transportation (specifically the Federal Aviation Administration). The engineering group provides services in such diverse areas as integrated base defense security systems, environmental assessment, chemical demilitarization, and the implementation of occupational health programs for entire government agencies.

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
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed-asset lives, income taxes, environmental matters, litigation, and other contingencies. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions.
We believe that the following critical accounting policies, among others, require us to make significant estimates and judgments in the preparation of our financial statements.
Revenue Recognition
The Company’s principal method of revenue recognition is percentage-of-completion for longer term fixed-price contracts. Revenue on non-fixed-price work is recognized as cost plus fee on reimbursable and time-and-materials contracts. This methodology is used by all segments with the exception of Repair and Overhaul, which utilizes the completed-contract-method for revenue recognition.
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
Net Operating Loss Carry-Forwards
We have not recognized the benefit in our financial statements with respect to approximately $17 million net operating loss carry-forward for federal income tax purposes as of September 30, 2006. This benefit was not recognized due to the possibility that the net operating loss carry-forward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carry-forward or the carry-forward may be limited as a result of changes in our equity ownership. We intend to use this carry-forward to offset our future taxable income. If we were to use any of this net operating loss carry-forward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carry-forward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest, and possibly penalties prospectively.

Impairment of Long-Lived Assets
We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based upon an estimate of future discounted cash flows, an impairment may be recorded. Factors we consider that could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends. When we determine that the carrying value of any long-lived asset may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we write down the carrying value of that asset to its estimated fair market value. We measure impairment based on the difference between an asset’s carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital, the risk inherent in our current business model, and other measures of fair value.
Off-Balance-Sheet Risk
The Company currently has no off-balance-sheet arrangements.
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006, AND SEPTEMBER 30, 2005
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
Consolidated Overview (000’s)

	For the quarter ended September 30,
	2006		2005
Revenue	4,789	100.0%	9,056	100.0%
Cost of Revenue	4,246	88.7%	7,791	86.0%

Gross profit	543	11.3%	1,265	14.0%
Operating loss	(1,831)	-38.2%	(606)	-6.7%
Revenue for the third quarter of 2006 decreased 47% from the same quarter in 2005 with revenue decreases across all segments. Procurement segment revenue decreased $3.2 million primarily related to a $2.9 million decrease in material procurement. Gross profit declined as a percentage of revenue due to an infrastructure investment for a specific contract in Engineering Services. Without this loss, gross profit would have been similar to the prior year. The operating loss has increased due to the reduced gross margin and an increase in corporate expenses of $630 from the same quarter in 2005. This increase is primarily from staffing and the amortization of intangibles associated with the Horne acquisition.
Revenue for the fourth quarter of 2006 is expected to be approximately 10% — 25% higher than the third quarter level. Margins for the fourth quarter are expected to improve as we anticipate Security Solutions continuing to improve its operations and as our contract mix continues to improve. Operating profit is expected to improve in line with gross profit for the fourth quarter.
Security Solutions (000’s)
For comparability purposes, the results of the software group have been removed from the results of the Security Solutions segment for the quarter ended September 30, 2005. This group is now part of Engineering Services.

	For the quarter ended September 30,
	2006		2005
Revenue	1,142	100.0%	1,207	100.0%
Cost of Revenue	1,361	119.2%	1,443	119.6%

Gross loss	(219)	-19.2%	(237)	-19.6%
Operating loss	(446)	-39.1%	(554)	-45.9%
Revenue and gross loss are consistent with the same quarter in 2005. The operating loss has decreased due to lower overhead costs associated with our move to a shared services environment in 2006. This segment, barring any contract extensions, will fully exit the services business at the end of the fourth quarter. In the third quarters of 2006 and 2005, services contributed approximately $74 and $82, respectively in revenue. The margin for this work was near nominal.

Repair and Overhaul Segment (000’s)

	For the quarter ended September 30,
	2006		2005
Revenue	250	100.0%	379	100.0%
Cost of Revenue	180	72.0%	281	74.1%

Gross profit	70	28.0%	98	25.9%
Operating (loss)profit	(68)	-27.2%	47	12.4%
Revenue for the third quarter of 2006 was directly impacted by approximately $150 related to the contract currently in process. This segment utilizes the completed contract revenue recognition methodology, which does not permit any revenue from work in progress to be recognized until the contract is completed. The total contract value associated with this work is $450 that will be recognized in the fourth quarter. Operating expenses increased as a result of the on-going management transition, increases in benefit costs in 2006, and increased facility costs.
Engineering Services Segment (000’s)
The comparative data for 2005 include the software group that was transferred to this segment beginning January 1, 2006. The Company did not acquire the main part of this segment until May 2005.

	For the quarter ended September 30,
	2006		2005
Revenue	3,162	100.0%	4,028	100.0%
Cost of Revenue	2,519	79.7%	2,996	73.5%

Gross profit	643	20.3%	1,032	26.5%
Operating profit	95	3.0%	329	8.3%
Revenue has decreased significantly from the same quarter in 2005 primarily as a result of the continued staffing scale-back on our environmental sampling contract and the completion of some of our FAA work. These contracts accounted for approximately $700 of the revenue decrease between the periods. The decrease in margin is primarily due to an infrastructure investment for a specific contract where costs exceeded revenue by $182 and a decrease in our software margins. Our investment contract is expected to be significantly profitable over the next four quarters; but given the uncertainty of revenue streams, revenue is recognized as earned. Operating expenses as a percentage of sales have improved year over year due primarily to the shared services impact of lower costs for support services.
Procurement Services Segment (000’s)
This segment was not acquired by the Company until May 2005 in conjunction with the Company’s acquisition of Horne Engineering.

	For the quarter ended September 30,
	2006		2005
Revenue	234	100.0%	3,442	100.0%
Cost of Revenue	186	79.5%	3,071	89.2%

Gross profit	48	20.5%	371	10.8%
Operating (loss)profit	(92)	-39.3%	258	7.5%
The revenue decrease of $3,200 was due to a decrease of $2,900 of material procurement revenue and decreased acquisition support services revenue of $300. The margin impact of the revenue change was positive as our service-related work is substantially more profitable on a margin percentage basis. This segment now is operating at a loss due to the lack of revenue. The overall cost of the operations infrastructure has not changed significantly year over year. We are reviewing our infrastructure in this area to ensure that it is in-line with our projected revenue activity.
Corporate Operating Expenses (000’s)

	For the quarter ended September 30,
	2006	2005	Increase
Selling, General & Administrative	$1,320	$686	92.4%

Operating expenses increased 92% in the quarter ended September 30, 2006, compared with the quarter ended September 30, 2005. The increase in 2006 operating expenses was primarily driven by the amortization of the Horne Engineering intangibles and increased staffing. The intangible amortization totaled $181. The holding company corporate structure has been created since the end of the third quarter of 2005, with a commensurate increase in costs. The increased staffing costs associated with our move to a shared services environment are reflected here. The costs from the previous year primarily consisted of attorney fees and a small amount of labor costs. The Company’s decision to focus on the pursuit of larger contracts has resulted in increased staffing levels.
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006, AND SEPTEMBER 30, 2005
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. For the nine month period ended September 30, 2005, the segment results represent nine months of SSSI, seven months of CEECO, and five months of Horne Engineering.
Consolidated Overview (000’s)

	For the nine months ended September 30,
	2006		2005
Revenue	23,768	100.0%	17,717	100.0%
Cost of Revenue	20,812	87.6%	15,292	86.3%

Gross profit	2,956	12.4%	2,425	13.7%
Operating profit	(4,257)	-17.9%	(3,690)	-20.8%
Revenue for the nine months ended September 30, 2006, increased on a period-over-period basis by 34% as compared to the nine months ended September 30, 2005, primarily as a result of the acquisitions that occurred in 2005. Procurement Services provided 37% of the revenue for the nine months ended September 30, 2006 and provided 32% of the revenue in the first nine months of 2005 as that segment was included for only five months in 2005. The revenue contribution from Procurement Services will continue to decrease in the fourth quarter. The gross profit percentage has decreased on a period-over-period basis predominantly due to lower margins in Security Solutions and Engineering Services and a larger amount of low-margin material procurement in 2006.
Operating expenses have increased primarily due to increases in corporate staffing costs and intangible amortization costs offset by a reduction in stock compensation expense of approximately $1,300.
Security Solutions (000’s)
For comparability purposes, the results of the software group have been removed from the results of the Security Solutions segment for the nine months ended September 30, 2005. This group is now part of Engineering Services.

	For the nine months ended September 30,
	2006		2005
Revenue	3,368	100.0%	3,859	100.0%
Cost of Revenue	3,959	117.5%	4,187	108.5%

Gross profit	(591)	-17.5%	(328)	-8.5%
Operating profit	(761)	-22.6%	(1,350)	-35.0%
The decrease in revenue for the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005, is a result of the timing of contracts. The majority of work in 2006 was related to the completion of contract work started in fiscal 2005 as opposed to new work. We expected this type of revenue stream in the early portion of Security Solutions’ year. In 2005, we had more new contracts that provided growth revenue than we have had through the first nine months of 2006. The negative profitability is due to increased costs on the maintenance stand contracts. These contracts were completed in April 2006 and the stands were subsequently shipped to the customer.
Operating expenses have decreased as a result of the consolidation of the accounting group within the Company’s corporate office and staffing decisions made late in 2005 that have reduced costs in 2006.

Repair and Overhaul Segment (000’s)
The comparative data for 2005 reflect only seven months of operations as this segment was not acquired by the Company until March 2005.

	For the nine months ended September 30,
	2006		2005
Revenue	1,772	100.0%	850	100.0%
Cost of Revenue	1,176	66.4%	573	67.4%

Gross profit	596	33.6%	277	32.6%
Operating profit	220	12.4%	133	15.6%
The increase in revenue for the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005, was driven by two factors. The first is an additional two months of operations, as this segment was not acquired until March 1, 2005. The second factor is the completion of work related to Hurricane Katrina that occurred in the first half of 2006. Operating costs increased in the current nine-month period as compared with the same period in 2005, due to expanded insurance programs compared with the prior year and staff additions for management succession planning.
Engineering Services Segment (000’s)
The comparative data for 2005 include the software group that was transferred to this segment beginning in January 2006. The Company did not acquire the main part of this segment until May 2005.

	For the nine months ended September 30,
	2006		2005
Revenue	9,784	100.0%	7,283	100.0%
Cost of Revenue	8,130	83.1%	5,274	72.4%

Gross profit	1,654	16.9%	2,009	27.6%
Operating profit	250	2.6%	751	10.3%
The majority of this segment was acquired in the Horne Engineering acquisition in May 2005. Therefore, except for data associated with the software group, the data for the first nine months of 2005 reflect five months of operations. Average revenue per month decreased from $1.6 million per month in 2005 to $1.1 million in 2006, as a result of the downsizing of our environmental sampling contract by almost 40%, the completion of some of our FAA work and the lack of any new large contracts. The gross profit decrease from 2005 is mainly due to closeout costs of one of our offices, a significant investment in infrastructure for a large contract and increased proposal costs. The 2005 period was positively affected by several fixed-price projects that were completed under budget with the resulting profit being recognized at that time.
Operating expenses are higher in dollars but lower as a percentage-of-revenue for the number of months shown for each period. The operating expenses are lower as a percentage of revenue due to the move towards shared services for the accounting and contracts groups within the overall Company.
Procurement Services Segment (000’s)
This segment was not acquired by the Company until May 2005 in conjunction with the Company’s acquisition of Horne Engineering, and therefore, the data below includes five months of operations for the 2005 nine month period.

	For the nine months ended September 30,
	2006		2005
Revenue	8,843	100.0%	5,726	100.0%
Cost of Revenue	7,547	85.3%	5,259	91.8%

Gross profit	1,296	14.7%	467	8.2%
Operating profit	971	11.0%	319	5.6%
The main revenue driver during the nine months ended September 30, 2006, was approximately $6,600 of material procurement. The remaining revenue represents acquisition support services. The 2005 revenue consisted solely of material procurement revenue with no support services revenue. The significant increase in both margin dollars and percentage is due to the higher margin support services work included in the 2006 revenue figures. Operating costs have increased due to higher staffing levels and the associated administrative burdens those staff create.

Corporate Operating Expenses (000’s)

	For the nine months ended September 30,
	2006	2005	Increase
Selling, General & Administrative	$4,491	$3,543	27%

Operating expenses increased 27% in the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, as a result of the amortization of the Horne Engineering intangibles of $1,024 and increased staffing costs offset in part by decreased stock option expense. The amount of the Horne Engineering intangibles specifically related to 2006 was approximately $542 with the remaining $482 being the catch-up amount from 2005.
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $4.0 million at September 30, 2006. The $2.2 million increase in cash, from year-end, was primarily driven by the M&M sale that provided approximately $6.2 million of cash reduced by our net loss ($2.3 million) and an increase in receivables ($1.8 million). The decrease in both payables and receivables, from December 31, 2005, is attributable to a $5.5 million balance associated with our material procurement business that was outstanding at year-end. The increase in the other assets is attributable to the $894,000 interest-bearing two-year note receivable from the M&M sale.
We believe that funds generated by operations plus our available lines of credit should be sufficient to fund our normal operations and purchases of property and equipment.
The Company continues to have a line of credit available for future cash needs. The line of credit is for up to $6.0 million, depending on eligible outstanding accounts receivable. The Company has no amounts outstanding and approximately $2.4 million available under the line at September 30, 2006.
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

	Total	2006	2007-2009	2010-2012	2013+
Operating Leases	2,214	89	1,607	518	—
Capital Leases	138	35	92	11	—
Mortgages Payable	1,905	43	140	150	1,572

Total	4,258	167	1,839	680	1,572

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in our operations, we are exposed to financial, market, political, and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rates.
Interest Rate Risk
At September 30, 2006, we had no amounts outstanding under our revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
As of September 30, 2006, cash and cash equivalents were approximately $4.0 million. We had investments in money market interest bearing accounts. Accordingly, we believe that a 10% adverse change in the average interest rate on our money market cash investments would have no material effect on future earnings or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our outstanding legal proceedings are described in Note 17 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material developments regarding any of our outstanding legal proceedings during the third quarter of 2006 and through the filing date of this report.
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
We believe we will be able to successfully grow our business as a result of these investments; however if we are unable to grow the business, we may incur significant operating losses. We are actively monitoring our cost structure to ensure that we are prudently incurring expenses and we are actively pursuing growth opportunities for all of our subsidiaries.
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
Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short term. We may incur significant operating expenses during the startup and early stages of large contracts and may not receive corresponding payments or revenue in that same quarter. We may also incur significant or unanticipated expenses when contracts expire, are terminated, or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner.
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
Horne Engineering is the only subsidiary subject to incurred costs at this time. Horne Engineering is current on the DCAA audit through 2003 and has not had any significant audit findings in any recent DCAA audit.
Item 4. Submission of Matters to a Vote of Securities Holders
The Company had submitted a proposal to shareholders to change the name of Spectrum Sciences and Software Holdings Corp. to Horne International Inc. This proposal was approved at a special shareholders meeting held on August 31, 2006.

ITEM 6. EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among Silva Bay International, Inc., SSS Acquisition Company and Spectrum Sciences & Software, Inc., dated April 2, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on August 11, 2003).

2.2	Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among the Company, Coast Engine and Equipment Co., Inc., Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005).

2.3	Share Purchase Agreement, dated as of February 1, 2005, by and among the Company, EnerNorth Industries Inc. and M&M Engineering Limited (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2005).

2.4	Letter Agreement, dated as of February 2, 2005, by and between the Company and EnerNorth Industries Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2005).

2.5	Agreement and Plan of Merger, dated as of April 14, 2005, by and among the Company, Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

2.6	Amendment and Waiver Agreement, dated as of May 11, 2005, by and among the Company, Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

2.7	Stock Purchase Agreement by and among the Company, the sole stockholder of M&M Engineering Ltd., and 53341 Newfoundland and Labrador Limited, dated June 21, 2006, (Previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2006).

3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.2	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.3	Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.4	Certificate of Amendment to Certificate of Incorporation, filed August 31, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006)

3.5	Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.6	Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.7	Amended and Restated Bylaws of the Company, dated March 24, 2003, as amended by First Amendment thereto, dated May 11, 2005 and Second Amendment thereto, dated October 4, 2005 (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005).

3.8	Third Amendment, dated April 28, 2006, to the Amended and Restated Bylaws of the Company (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2006).

4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

4.2	Registration Rights Agreement, dated as of May 11, 2005, by and among the Company, Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005).

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2006.
Horne International, Inc.

By:	/s/ Darryl K. Horne
Darryl K. Horne
President and Chief Executive Officer

By:	/s/ Michael M. Megless
Michael M. Megless
Chief Financial Officer