Form 10-K
period 2006-12-31
Horne International, Inc.
filed 2007-04-02
CIK 1229195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended: December 31, 2006
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12-b2 of the Exchange Act. (Check one):
Large Accelerated filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2006, was approximately $33.9 million based on the closing sale price of the registrant’s common stock as reported on the Over the Counter Bulletin Board on that date.
As of March 15, 2007, there were 41,774,082 shares of the registrant’s common stock outstanding.
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
Item 1. Business.
Horne International, Inc. (the “Company” or “We”, “Us”, “Our” or similar terms) is a premier technology and technical engineering solutions company focused on three primary target markets — national security, energy and environment, and transportation — with an emphasis on homeland security. The Company’s service areas encompass program engineering, technology, manufacturing, maritime and industrial repair, environment, safety & health, acquisition services, public outreach, and business process engineering.
The Company was incorporated as Silva Bay International, Inc., a Delaware corporation, in August 1998. In April 2003, the Company changed its name from Silva Bay to Spectrum Sciences & Software Holdings Corp. in conjunction with the acquisition of Spectrum Sciences & Software, Inc. (“SSSI”), a Florida corporation. The Company began trading on the Over the Counter (“OTC”) Bulletin Board market in December 2003. In August 2006, the Company changed its name from Spectrum Sciences & Software Holdings Corp. to Horne International, Inc.
The Company acquired three companies during 2005: M&M Engineering, Ltd. (“M&M”), Coast Engine and Equipment Company, Inc. (“CEECO”), and Horne Engineering Services, LLC (“Horne Engineering”). M&M was subsequently sold in June 2006. The Horne Engineering acquisition was a merger that resulted in the management of Horne Engineering assuming managerial control of the Company effective June 2005. More information related to these acquisitions and dispositions is included in Note 3 of our audited financial statements.
As a result of these acquisitions and dispositions, the nature of the Company’s business has changed significantly, including our reportable segments. Prior to the 2005 acquisitions, the Company had three reportable segments: Management Services, Engineering and Information Technology, and Manufacturing. In 2005, these segments were consolidated into one segment, Security Solutions, and as a result of our 2005 acquisitions, we added Industrial and Offshore, Repair and Overhaul, Procurement Services, and Engineering Services. For the year ended December 31, 2006, we have amended our reportable segments back to three due to the disposition of our M&M subsidiary (Industrial and Offshore) and to better reflect how we manage our businesses. We have consolidated the Engineering and Procurement Services into the Services segment. These segments better reflect how we manage the business and allocate our resources. The Industrial and Offshore segment reported in 2005 related solely to the operations of M&M and is no longer reported as a result of the sale of M&M.
Prior to the sale of M&M, the Company operated in both the United States and Canada with some contract work being performed at customer sites in the Middle East. The sale of M&M concluded the Company’s Canadian operations.
Business Segments
The Company comprises three distinct operating companies that each operate in their own reportable segments: Security Solutions (SSSI), Repair and Overhaul (CEECO), and Services (Horne Engineering). These segments are predominantly focused in the U.S. defense markets, although all segments also serve commercial customers. Financial information for each segment can be found in Item 7., “Management’s Discussion and Analysis of

Financial Condition and Results of Operations,” and Note 17 to the audited financial statements in Item 8. The Company previously reported the Industrial and Offshore segment that was disposed of with the sale of M&M Engineering Ltd. in June 2006.
Security Solutions
Our Security Solutions segment specializes in the manufacturing of aircraft and munitions support equipment for the U.S. Department of Defense. The Security Solutions segment, which employs approximately 50 employees, is based out of and operates in Ft. Walton Beach, Florida. Most of the Company’s contracts in this segment are with the U.S. Department of Defense.
The segment’s manufacturing operations, with revenue of $3.6 million, accounted for approximately 92% of the segment’s revenues in 2006. The main products of the manufacturing group are U.S. Navy containers and launch tubes, missile shipment and storage containers, and aircraft maintenance stands for military aircraft. The group is expanding its services into military aircraft specialty parts based on successful first-article testing and the needs of the customers. This segment is participating in the Defense Department’s Mentor-Protégé program and in the Foreign Military Sales area with a small disadvantaged business in Alabama. This teaming arrangement may help provide additional work in the future under this program.
The pricing of raw materials, primarily steel and aluminum, has directly affected the manufacturing unit. The increased price of these materials has negatively affected some of the longer-term manufacturing contracts. The group has worked to limit the impact of rising material prices by renegotiating contracts and including price-escalation clauses in new contracts.
The primary competitors for the manufacturing group are smaller manufacturing companies with the flexibility to support larger contracts. The market is fragmented, and the number of competitors on the manufacturing side has been decreasing. Competition is primarily based on product quality and service offerings combined with pricing. The ability to compete for defense contracts depends on a manufacturer’s ability to pass the first-article testing for new products and on its past performance on similar contracts.
Repair and Overhaul
The Repair and Overhaul segment provides services to the maritime industry, predominantly for on-board ship repair of HVAC and refrigeration systems, welding services, and custom flooring, insulation, and machinery installations. The group has also performed extensive work replacing navigation towers destroyed by Hurricane Katrina. This unit is based out of Port Canaveral, Florida, and employs approximately 20 people.
The competitive environment of the segment is fairly limited, with the major competitor of the Company being Standard Marine. Many contract awards are issued with minimal competitive bidding; past performance is a key component of award decisions. The major clients of this segment are the U.S. Coast Guard, Disney Cruise Lines, Rinker Cement, and the U.S. Navy.
Services
The Services segment focuses on providing program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, public outreach, and information technology services, including modeling and simulation, software development, GIS/geospatial products and services, and technology integration. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, and Transportation. This is a service-based segment that relies on its people to maintain the reputation of the Company to expand operations and improve our marketability. The Company has been successful in recruiting top-level candidates to staff open client-focused positions. The applicant pool for the required expertise appears to be sufficiently deep to meet our needs. This segment is primarily based out of our Fairfax, Virginia, headquarters and employs approximately 100 people.
The market addressed by the Services segment is a very large, competitive market with some of the largest businesses and institutions in the country competing in addition to numerous small and emerging businesses.

Success is dependant on high performance, expert personnel, intimate knowledge of the organizations being served, and strong relationships with the clients and our private sector partners. This market sector is dependant on the federal budget cycle, federal expenditures, and related priorities.
The segment’s software group focuses primarily on modeling and simulation through both the Safe Range and Safe Borders tracking software. The group has developed the technology to simulate the effect and impact of various weapon systems based on the weapons’ “footprints,” which allows targeting simulation and analysis. The greater focus, however, is on the Safe Borders software and its integration with the upcoming Secure Borders Initiative. This software allows the tracking and monitoring of border areas.
We have certain intellectual property rights with respect to our coding for the Safe Borders tracking software, including certain algorithms and processing procedures that are proprietary. The names “Safe Borders” and “Safe Range” (the modeling and simulation software we developed for weapon system range safety) are registered trade names of the Company.
Discontinued Operations
Discontinued operations includes the results of our M&M Engineering Ltd. subsidiary that was sold in June 2006 and represented our Industrial and Offshore segment.
Backlog
The Company is reporting two types of backlog: funded and unfunded. These classifications differ significantly in terms of their expected value to the Company and the expected realization of these amounts. The funded backlog, as shown in the table below, includes all contracts that have been awarded and funded by the client, in most cases a government entity. Funded contracts are subject to changes in work scope, delays in project startup, and cancellation by the client. The backlog figures shown below are as of March 15, 2007.
Funded Backlog (all dollars in thousands)

	2007	2008	2009+
Security Solutions	$979	$—	$—
Repair and Overhaul	—	—	—
Services	5,920	—	—

Total Funded Backlog	$6,899	$—	$—

The Company reported funded backlog of $30,751 at March 15, 2006 with Security Solutions having $1,579, Repair and Overhaul $141, and Services $29,031,
The amount of unfunded backlog was approximately $97 million at March 15, 2007. The unfunded backlog comprises contract awards that, at present, have no funding or confirmed orders on which to rely. An example of this would be GSA schedule awards that are indefinite delivery/indefinite quantity awards. While these contracts have the potential to generate revenue, the amount, timing and certainty of those revenues are unknown. As such, the amount of revenue recognized under these contracts may be significantly less than the amount of unfunded backlog disclosed above.
Government Contracts
Most of our business is conducted under contracts with or related to U.S. government entities. We are awarded government contracts either on a sole-source basis or through a competitive bidding process. Our U.S. government contract types include fixed-price contracts, cost reimbursable contracts (including cost-plus-fixed fee, cost-plus-award fee, and cost-plus-incentive fee), and time and materials contracts.
Material Government Contract Provisions
The funding of U.S. government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis, even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations.

All contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:
•	terminate existing contracts for convenience, which affords the U.S. government the right to terminate the contract in whole or in part anytime it wants for any reason or no reason, as well as for default;

•	reduce or modify contracts or subcontracts, if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable;

•	claim rights in products and systems produced by its contractor;

•	adjust contract costs and fees on the basis of audits completed by its agencies;

•	suspend or debar a contractor from doing business with the U.S. government; and

•	control or prohibit the export of products.
Generally, government contracts are subject to oversight audits by government representatives. Provisions in these contracts permit termination, in whole or in part, without prior notice, at the government’s convenience or upon contractor default under the contract. Compensation in the event of a termination, if any, is limited to work completed at the time of termination. In the event of termination for convenience, the contractor may receive a certain allowance for profit on the work performed.
Environmental Matters
Our operations may include the use and disposal of hazardous materials. The Company never takes title to any hazardous materials used in its operations. We are subject to various federal, state, and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, and the maintenance of a safe workplace. We believe that we are in substantial compliance with environmental laws and regulations and that we have no known liabilities under environmental requirements that would have a material adverse impact on our business, results of operations, or financial condition. Over the past three years, we have not incurred any material costs relating to environmental compliance.
Available Information
Our headquarters is located at 2677 Prosperity Avenue, Suite 300, Fairfax, VA, 22031. Our website address is www.Horne.com. The information contained on our website is not incorporated by reference into this Annual Report. All reports we filed electronically with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information and amendments to those reports filed electronically (if applicable), are accessible at no cost on our website as soon as reasonably practicable after such reports have been filed or furnished to the SEC. These filings are also accessible on the SEC’s Web site at www.sec.gov. The public may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.
We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock. These risk factors are described below.
Increased corporate overhead structure combined with a reduced operating base may impact our ability to operate.
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
If we are unable to grow our business, we may incur significant operating losses. If we were to incur significant operating losses, that may impact the Company’s ability to continue operations. We are actively monitoring our cost structure to ensure that we are prudently incurring expenses and we are actively pursuing growth opportunities for all of our businesses.
Continued losses in our Security Solutions segment may require the Company to consider strategic alternatives.
The Company has incurred significant losses within this segment over the past three years due to factors including raw material price increases, multi-year fixed-price contracts bid under lower cost structures than currently exist, and management issues. The failure of this unit to deliver improved performance may require the Company to evaluate strategic alternatives related to this subsidiary.
Continued poor financial performance may require the Company to seek alternative financing.
Given our operating losses, we may not be able to renew our line of credit that expires in April 2007. We are currently in default of a financial net worth covenant under that line that could restrict future borrowings. This situation may cause us to seek additional sources of financing including using second tier lenders that may increase our cost of borrowing.
We may not receive the full amount of our contract awards.
The Company receives many government contract awards that include both funded and unfunded amounts. While the Company believes that most contracts will become fully funded and executed, there are occasions where the final executed amount of the contract may be substantially less than the contract award. Congress often appropriates funds for our clients on an annual basis, even though our contracts may call for services over a number of years. As a result, Congress may elect not to fund a particular contract in future years. Additionally, the funded amounts on contracts may not be fully recognized as revenue if the priorities of the contract-issuing agencies change and funding is re-appropriated for other uses, the contract is terminated for convenience by the customer, or our inability to find qualified employees or subcontractors to complete the work.
Increased raw material prices may adversely affect contract profitability.
The Company has experienced significant increases in both steel and aluminum raw material prices. Continued increases in the price of raw materials could have a negative impact on the profitability of the Company. Many of our contracts in our Security Solutions segment are fixed-price contracts and are not automatically re-priced when raw material costs increase. We aggressively pursue our contract rights to receive compensation for these increased costs, where available, but not all contracts have price-adjustment clauses that allow the Company to recover such cost increases.

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
Our revenue and operating results could vary significantly from quarter to quarter. In addition, we cannot predict with certainty our future revenue or results of operations. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include, without limitation, the following:
•	Fluctuations in revenue earned on contracts;

•	Commencement, completion, or termination of contracts during any particular quarter;

•	Variable purchasing patterns under GSA schedule contracts and agency-specific indefinite delivery/indefinite quantity contracts;

•	Provision of services under a share-in-savings or performance-based contract;

•	Additions and departures of key personnel;

•	Strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	Contract mix, the extent of use of subcontractors, and the level of third-party hardware and software purchases for customers;

•	Changes in presidential administrations and senior federal government officials that affect the timing of procurements; and

•	Changes in policy or budgetary measures that adversely affect government contracts in general.
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
We depend on contracts with U.S. federal government agencies or with prime contractors of such agencies for substantially all of our revenue, and if our relationships with these agencies were harmed, our business could be threatened.
We receive more than 90% of our revenue in any given year from contracts with U.S. federal government agencies or with prime contractors of such agencies. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government or their prime contractors could cause serious harm to our business.
Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.
We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts, which effect how we do business with our government clients and may impose added costs on our business. Among the most significant regulations are:
•	The Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts, including provisions relating to the avoidance of conflicts of interest and intra-organizational conflicts of interest;

•	The Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with some contract negotiations;

•	The Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process;

•	The Cost Accounting Standards, which impose accounting requirements that govern our right and method to reimbursement under some cost-based government contracts;

•	Laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified products, technologies, and technical data;

•	Laws surrounding lobbying activities a corporation may engage in to support corporate interests; and

•	Compliance with anti-trust laws.
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
Horne Engineering is the only subsidiary subject to incurred cost audits at this time. Horne Engineering is current on the DCAA audit through 2002 and has not had any significant audit findings in any recent DCAA audit.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of March 15, 2007, the Company’s headquarters were located in offices leased by the Company in Fairfax, Virginia. Information about the Company’s other operating facilities is set forth below:

Segment	Location	Leased/Owned	Usage
Security Solutions	Ft. Walton Beach, FL	Owned	Manufacturing
	Ft. Walton Beach, FL	Leased	Manufacturing
Repair and Overhaul	Port Canaveral, FL	Leased	Fabrication
The facilities for the Services segment include general office space that is provided by our clients.
All of our facilities for our Security Solutions and Repair and Overhaul segments are fully utilized. Should we be successful in winning any large contract awards, we may need to increase our facility space.
We believe all properties that we currently occupy are suitable for their intended use.
Item 3. Legal Proceedings.
Information regarding material legal proceedings involving the Company is included in Note 18 to the Company’s consolidated financial statements under the heading “Legal Matters” in Part II, Item 8 of this report, which is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company submitted a proposal to shareholders to change the name from Spectrum Sciences & Software Holdings Corp. to Horne International, Inc. This proposal was approved at a special shareholders meeting held on August 31, 2006.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Performance of Common Stock, Stockholders of Record and Dividends on Common Stock. The common stock of the Company is listed on the OTC Bulletin Board electronic quotation system and trades under the symbol “HNIN.” The common stock was first traded on December 5, 2003, under the symbol “SPSC.” The symbol was changed in conjunction with the corporate name change in August 2006 and began trading under the current symbol on September 12, 2006. The following table sets forth the high and low bid prices for our common stock for each quarterly period beginning in 2005 as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2005
First Quarter	$2.60	$1.44
Second Quarter	$2.37	$1.00
Third Quarter	$1.63	$0.91
Fourth Quarter	$1.17	$0.57

2006
First Quarter	$1.22	$0.65
Second Quarter	$1.15	$0.68
Third Quarter	$0.93	$0.42
Fourth Quarter	$0.60	$0.33

There were approximately 100 stockholders of record on March 15, 2007. A significant number of the outstanding shares are beneficially owned by individuals or entities registered in a street name. The Company believes there are approximately 8,500 beneficial owners of its common stock as of March 15, 2007.
The Company has never paid any cash dividends and has no current intention to pay a dividend in the foreseeable future.
2004 Non-Statutory Stock Option Plan
The Company’s 2004 Non-Statutory Stock Option Plan was adopted by the Board of Directors on March 11, 2004 and approved by the shareholders in March 2004. The plan was intended to advance the interests of the Company by inducing individuals, and eligible entities, and by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company, and by providing the participating employees, non-employee directors, consultants, and advisors with an additional incentive to promote the success of the Company. Under this plan, a maximum of 10,000,000 shares of the Company’s common stock, par value $.0001, were authorized for issue. Options issued under this plan would expire one year from the date of issue.
Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan
The Amended and Restated Number 1, 2004 Non-Statutory Stock Option Plan was adopted by the Board of Directors on April 16, 2004. This restated plan took the same form as the 2004 Non-Statutory Stock Option Plan with the exception that the maximum number of options authorized under this plan was increased to 30,000,000.
Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan
The Amended and Restated Number 2, 2004 Non-Statutory Stock Option Plan was adopted by the Board of Directors on November 15, 2004. This restated plan took the same form as the earlier plans, except that it amended the expiration date on future stock options issued from one year to three years and likewise extended the expiration date of any options issued pursuant to such prior stock option plans. No additional options shares were authorized under this amended plan.
The amendments to the Stock Option Plan have not been approved by the shareholders.
Item 6. Selected Financial Data (all dollars in $000’s except per share data).

	2006	2005	2004	2003	2002
Revenue	$28,256	$33,156	$11,134	$13,330	$12,261
Net Operating Income (loss) from Continuing Operations	(6,354)	(5,227)	(40,618)	381	(79)
Per share of Common Stock-basic & diluted	(0.15)	(0.12)	(1.21)	0.02	(0.00)
Net Income (loss)	(8,594)	(3,986)	(40,307)	206	(611)
Per share of Common Stock-basic & diluted	(0.20)	(0.09)	(1.20)	0.01	(0.03)
Total Assets	30,064	49,404	31,212	4,634	5,128
Long-term Debt	1,994	2,096	—	2,456	2,006
Shareholder Equity	24,517	35,097	28,621	(889)	(1,176)
EBITDA less stock option expense	(6,706)	(1,885)	(38,878)	732	(158)
Adjusted EBITDA	$(4,012)	$(2,536)	$(38,878)	$732	$340
The financial information above is reflective of the operations since 2002. Prior to April 2003, the predecessor company of Spectrum Sciences & Software Holdings Corp. Silva Bay International, Inc., was a non-reporting entity that had no financial activity. The information shown above for the year 2002 is for SSSI, which the Company acquired on April 3, 2003. The above data includes the results of the 2005 acquisitions of CEECO and Horne Engineering subsequent to their respective dates of acquisition. The above data excludes the results of M&M, which the Company acquired in 2005 and disposed of in 2006.

The Company uses certain measures of performance that are not required by, or presented in accordance with generally accepted accounting principles (GAAP). These non-GAAP financial measures are EBITDA less stock option expense and Adjusted EBITDA. These measures should not be considered as an alternative to income from operations, net income, net income per share, or any other performance measure derived in accordance with GAAP.
EBITDA less stock option expense represents net income before interest, taxes, depreciation and amortization, and stock option expense for employees and directors. We use this measure to facilitate operating performance comparisons from period to period. We believe this measure facilitates company-to-company comparisons by backing out potential differences caused by variations in capital structures (affecting interest expense), taxation, and the age and book depreciation of facilities and equipment (affecting depreciation expense), which may vary from company to company. We also use this measure to evaluate and price potential acquisition candidates. We have excluded stock option expense to employees and directors due to the magnitude of the option awards in 2004 and 2005 that were a result of actions of a different Board of Directors and executive management. The compensation philosophy of that Board and management is no longer applicable to our Company, and we expect our stock option compensation expense, in the foreseeable future, to be significantly lower than the 2004 and 2005 levels.
In addition to EBITDA less stock option expense, we use a measure called Adjusted EBITDA, which we define as EBITDA less stock option expense excluding the effects of discontinued operations, cumulative effects of accounting changes, and other non-operating items that represent one-time events. Our management does not view these types of charges as indicative of the status of our operations.
EBITDA Reconciliation
(dollars in thousands)

	2006	2005	2004	2003	2002
Net Income (loss)	$(8,594)	$(3,986)	$(40,307)	$206	$(611)
Depreciation/Amortization	1,813	464	176	139	149
Interest expense (income)	(125)	176	(125)	295	304
Tax expense (benefit)	26	62	(21)	92	—
Options issued to Employees/directors	174	1,399	1,399	—	—

EBITDA less stock optioin expense	(6,706)	(1,885)	(38,878)	732	(158)
Cumulative effect of accounting change	—	—	—	—	91
Loss(gain) from discontinued operations	2,694	(651)	—	—	407

Adjusted EBITDA	$(4,012)	$(2,536)	$(38,878)	$732	$340

Quarterly Financial Data
(dollars in thousands except per share amounts)
2006

	Q1	Q2	Q3	Q4
Revenue	$12,746	$6,233	$4,789	$4,488
Gross Profit	1,502	910	544	796
Net Income	(507)	(4,562)	(1,532)	(1,994)
Basic & diluted earnings per share	$(0.01)	$(0.10)	$(0.04)	$(0.05)
2005

	Q1	Q2	Q3	Q4
Revenue	$1,762	$6,899	$9,055	$15,440
Gross Profit	362	802	919	1,600
Net Income	(1,745)	(1,058)	(57)	(1,126)
Basic & diluted earnings per share	$(0.04)	$(0.03)	$(0.00)	$(0.03)

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
The following discussion and certain other sections of this report contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Company’s actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors may affect the Company’s performance. These factors include changes in general economic conditions and competitive market conditions; price pressures; relationships with key customers; and other factors discussed in Part I, Item 1A, “Risk Factors,” and the sections entitled “Executive-Level Overview” and “Critical Accounting Estimates” below. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.
Executive-Level Overview
The Company provides a variety of goods and services through its wholly owned subsidiaries — SSSI, CEECO, and Horne Engineering. The provision of such goods and services is largely dependent on the amount of U.S. Government contracting in the areas of homeland security, environmental management, infrastructure reconstruction, and munitions management. Significant changes to the spending levels in these areas may have a direct impact on the operations of the Company.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions.
We believe that the following critical accounting estimates, among others, require us to make significant estimates and judgments in the preparation of our financial statements:
Revenue Recognition
The Company’s principal method of revenue recognition varies by segment. The Security Solutions segment uses percentage of completion, our Repair and Overhaul segment uses the completed contract method of revenue recognition, and our Service segment primarily uses cost plus on reimbursable time-and-materials contracts. The revenue on these contracts is recognized as costs are incurred. The Service segment does have a limited number of short-term fixed-price contracts where revenue is recognized as milestones are achieved. Although the Repair and Overhaul segment uses the completed contract method of revenue recognition, there is no material difference in the results of using completed contract versus percentage of completion due to the short-term nature of their contracts.
Security Solution’s revenue on fixed-price contracts is generally recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract, which the Company believes is the best measure of progress towards completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, as necessary, revised on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.
Management believes the above methods and criteria are the best available measures of progress for such contracts. Because of the inherent uncertainties in estimating costs and revenues, it is reasonably possible that the estimates used will change in the future.
The Company, through its Services segment, performs equipment and material procurement contracts as a subcontractor. These contracts require the Company to acquire large dollar items for federal governmental entities through prime contractors. The Company has recognized revenue under these contracts on a gross basis when the goods are shipped to the end user. The Company uses the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as the Company is the primary obligor in the transaction and is obligated to pay the supplier for work performed regardless of whether the customer accepts the work. The Company is responsible for the acceptability of the product and has the latitude and negotiability to determine both the suppliers and the price in the transaction. The customer has the right of return. Although the Company does not take title to the goods, the Company conducts all business under these contracts as a stand-alone entity using its own financial, staffing and facility resources. The Company is compensated for the material purchases at a fixed fee percentage.
Allowance for Bad Debts
We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual and overall basis. The majority of our contracts are with United States Government entities and as such we have minimal risk of collectability. The few contracts we have with non-governmental entities we review on a contract by contract basis. Our allowance for bad debts has been and is less than .1% of our outstanding receivables at any time.
Net Operating Loss Carry-Forwards
We have not recognized the benefit in our financial statements with respect to the approximately $44 million net operating loss carry-forward for federal income tax purposes as of December 31, 2006. This benefit was not recognized due to the possibility that the net operating loss carry-forward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carry-forward or that the carry-forward may be limited as a result of changes in our equity ownership. We intend to use this carry-forward to offset our future taxable income. If we were to use any of this net operating loss carry-forward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carry-forward is subject to limitation as a result of capital transactions occurring in 2003 or otherwise, we may be liable for back taxes, interest, and, possibly, penalties.
Goodwill
The Company records the excess of purchase price over the fair value of net assets of acquired companies as goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company does not record amortization expense related to goodwill. In the fourth quarter of each year, or as an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the Company completes a review of the market value of that investment and related goodwill.
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

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, thus it will start affecting the Company on January 1, 2008, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.
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
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (that is, iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require prior financials be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We have determined that SAB 108 will not have a material effect on our financial position, results of operations, or cash flows.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.
Overall Results of Operations
The results of operations, for the year ended December 31, 2005, include a full twelve months of operations for Security Solutions, ten months of operations for Repair and Overhaul (beginning March 1, 2005), and eight months of operations for Services (beginning May 1, 2005). For the year ended December 31, 2004, the segment results represent only those of our subsidiary SSSI. Note that the previously reported segments of Engineering Services and Procurement Services have been combined into Services, and the Industrial and Offshore Segment was terminated with the sale of M&M. The software group that was previously part of the Security Solutions segment is now included in the Services segment. The 2004 information in the Services segment is only for the software group.

For the Year ended December 31,
(all dollars in 000’s)

	2006		2005		2004
Revenues	$28,256	100.0%	$33,156	100.0%	$11,134	100.0%
Cost of Revenue	24,504	86.7%	29,473	88.9%	11,188	100.5%

Gross Profit(Loss)	3,752	13.3%	3,683	11.1%	(54)	-0.5%
Operating Profit	$(6,354)	-22.5%	$(5,227)	-15.8%	$(40,618)	-364.8%
Revenue declined in 2006, as compared to 2005, primarily due to approximately $7 million less material procurement activity, the loss of one of our large TSA contracts, and a significant client mandated reduction in staffing on an environmental contract —all within the Services segment, and fewer new orders in Security Solutions. Specific details are provided in the individual segment sections. Given the uncertainty of several large contracts we are pursuing and the variability of our material procurement work, we are unable to give an accurate full-year forecast for 2007.
Gross margin improved both in dollars and as a percentage of sales despite increased losses in Security Solutions, as the reduction in our low-margin material procurement revenue was combined with an increase in our higher-margin acquisition support revenue within the Services segment. We expect our 2007 gross profit margin percentage to continue to improve assuming comparable material procurement revenue and margins and gross margin improvement in Security Solutions. The gross profit margin dollar contribution is uncertain due to the variability of our revenue forecast.
Operating profit decreased from 2005 mainly due to higher infrastructure costs to support our business development efforts, amortization costs associated with the Horne Engineering intangibles, and increased staffing costs. We expect our operating profit change to align with our gross profit dollar change. Operating expenses are expected to decrease from 2006 levels specifically related to the catch-up amortization of intangibles recorded in 2006.
The significant increase in revenue and gross profit in 2005 relative to 2004 primarily resulted from the addition of CEECO and Horne Engineering. The large operating loss in 2004 was the result of stock options issued to a consultant.
Security Solutions
For the Year ended December 31,
(all dollars in 000’s)

	2006		2005		2004
Revenues	$3,886	100.0%	$4,502	100.0%	$9,656	100.0%
Cost of Revenue	4,922	126.7%	5,488	121.9%	10,413	107.8%

Gross Loss	(1,036)	-26.7%	(986)	-21.9%	(757)	-7.8%
Operating Loss	$(1,848)	-47.6%	$(2,258)	-50.2%	$(2,490)	-25.8%
The Security Solutions segment has evolved from a segment that generated most of its revenue from range maintenance contracts in 2004 to a segment that was primarily in manufacturing during 2006. Manufacturing revenue has grown significantly over the past two years, while range maintenance revenue has decreased by 100%. Range maintenance revenue was approximately $7.0 million in 2004, $0.3 million in 2005 and zero in 2006. This contrasts with the manufacturing group’s revenue of $2.7 million in 2004, $4.2 million in 2005 and $3.7 million in 2006. The decline in revenue for 2006 is due to a lack of significant new contract wins in 2006 combined with significant reductions in similar contracts from 2005. Collectively, our maintenance stand and launch tube contracts had a year-over-year revenue decline of $850,000 between 2005 and 2006 due to reduced orders under these contracts.
Gross profit continued to be negative in 2006 as several long-term contracts signed in 2003 and 2004, have experienced significant increases in the raw material costs that now make these contracts unprofitable. We have worked with our customers to resolve these issues and have been successful in limiting the adverse effect of rising material prices on a going-forward basis. We also incurred significant costs as a result of a contracting issue on some of our maintenance stand contracts. We are currently pursuing reimbursement for these costs with our customer. We are unable to quantify the timing, probability, or the amount of any cost recovery at this time. Gross profit margins in 2005 were low due to costs incurred on several “first-article” items manufactured during 2005. First articles are required by customers to validate our ability to perform the work. These costs are expensed as incurred.
Operating costs have continued to decline over the three-year period as a percentage of revenue as we have been able to reduce our overall costs each year. In 2006, we implemented a shared services group, to include accounting, contracts and human resources, to help reduce costs.
Repair and Overhaul
For the Year ended December 31,
(all dollars in 000’s)

	2006		2005		2004
Revenues	$2,711	100.0%	$1,921	100.0%	—	N/A
Cost of Revenue	1,745	64.4%	1,186	61.7%	—	N/A

Gross Profit	966	35.6%	735	38.3%	—	N/A
Operating Profit	$443	16.3%	$345	18.0%	—	N/A
The Repair and Overhaul segment was created with the acquisition of CEECO in March 2005. CEECO benefited from late 2005 through the first half of 2006 as a result of the Hurricane Katrina related clean-up work. Specifically, in the fourth quarter of 2005 this segment obtained several new contracts for navigational buoy and tower related work. This Katrina related work has expanded CEECO’s core capabilities and has resulted in follow-on tower work in late 2006. The added boost to revenue in the first half of 2006 was approximately $500,000.
Gross profit margin decreased in 2006, as compared with 2005, as the highly profitable navigation buoy work was not repeated in 2006. Overall, gross profit margins met management’s expectations for 2006. We have expanded the management team within this segment to better address future revenue opportunities and to continue the growth of the business. The result of this increase in senior staffing is higher operating costs and a slight decrease in operating profit as a percentage of revenue.
Services
For the Year ended December 31,
(all dollars in 000’s)

	2006		2005		2004
Revenues	$21,659	100.0%	$26,733	100.0%	$1,478	100.0%
Cost of Revenue	17,837	82.4%	22,799	85.3%	775	52.4%

Gross Profit	3,822	17.6%	3,934	14.7%	703	47.6%
Operating Profit	$1,291	6.0%	$1,656	6.2%	$678	45.9%
This segment, with the exception of the software group, was acquired as part of the Horne Engineering acquisition in May 2005. The previously reported segments of Engineering Services and Procurement Services are now combined into the Services segment. The 2004 data represents the software group that previously was included as part of Security Solutions.
Revenue decreased in 2006 from 2005 due to a $7 million decline in material procurement activity, downsizing of our environmental sampling contract, the completion of our FAA work, decreased software revenue, and the termination of one of our TSA contracts beginning in the fourth quarter of 2006. These decreases were partially offset by new contracts with the U.S. Customs and Border Protection that provided significant fourth quarter revenue. The reduction in material procurement revenue was a direct result of a shift in priorities within Iraq on the part of the U.S. government. We had acquired approximately $14 million of goods in 2005 compared with approximately $7 million in 2006.

Gross margin increased significantly in 2006 as our low margin material procurement revenue decreased by approximately $7 million and was partially replaced by higher-margin acquisition support revenue.
Operating profit decreased both in dollars and as a percentage of sales due to the amortization of intangibles associated with the Horne Engineering acquisition partially offset by the move to a shared services environment in our accounting and contracts group.
Corporate Expenses
For the Year ended December 31,
(all dollars in 000’s)

	2006	2005	2004
Selling, General & Administrative Expenses	$6,240	$4,970	$38,806
The increase in operating expenses is primarily due to increases in the holding company staffing and the amortization of certain intangibles related to the Horne Engineering acquisition. The Horne Engineering intangibles were allocated between the holding company and Horne Engineering as determined by the type and benefit provided by the particular intangible. We increased our staffing to improve our business development function and to ensure that we can meet all of our public company requirements. The large expense in 2004 is primarily related to stock option expense for a consultant.
Discontinued Operations
For the Year ended December 31,
(all dollars in 000’s)

	2006	2005	2004
(Loss) earnings from discontinued operations	$(2,694)	$651	—
The discontinued operations only include the results of our M&M subsidiary, formerly the Repair and Overhaul segment. This subsidiary was not acquired until January 2005.
Backlog by Segment
The Company is reporting two types of backlog: funded and unfunded. These classifications differ significantly in terms of their expected value to the Company and the expected realization of these amounts. The funded backlog, as shown in the table below, includes all contracts that have been awarded and funded by the client, in most cases a government entity. Funded contracts are subject to changes in work scope, delays in project startup, and cancellation by the client. The backlog figures shown below are as of March 15, 2007.
Funded Backlog (all dollars in thousands)

	2007	2008	2009+
Security Solutions	$979	$—	$—
Repair and Overhaul	—	—	—
Services	5,920	—	—

Total Funded Backlog	$6,899	$—	$—

The Company reported funded backlog of $30,751 at March 15, 2006 with Security Solutions having $1,579, Repair and Overhaul $141, and Services $29,031,
The amount of unfunded backlog was approximately $97 million at March 15, 2007. The unfunded backlog comprises contract awards that, at present, have no funding or confirmed orders on which to rely. An example of this would be GSA schedule awards that are indefinite delivery/indefinite quantity awards. While these contracts have the potential to generate revenue, the amount, timing and certainty of those revenues are unknown. As such, the amount of revenue recognized under these contracts may be significantly less than the amount of unfunded backlog disclosed above.

Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $4.5 million at December 31, 2006. During 2006, the Company generated approximately $6.2 million in cash from the sale of M&M and the related release of the cash backed bonding funds. Operations consumed $2.6 million of cash primarily due to operating losses in Security Solutions. Our receivables improved during the year as we have been able to reduce our unbilled accounts receivable balances and bring our receivables aging much more current. Cash provided by operations has improved each year since 2004.
During 2005, the Company used approximately $12.3 million cash for the three acquisitions that occurred during the year. These funds were provided by liquidating our short-term investments. The Company’s operations consumed $4.3 million of cash in 2005 primarily due to losses at Security Solutions and costs incurred by the holding company related to the SEC investigation and associated activity.
The Company has a $6.0 million line of credit facility with Bank of America. Under the terms of the agreement, the Company may borrow up to $6.0 million to fund its operations. This agreement also provides for a $750,000 letter of credit sub-facility. The amount available under the line is determined by outstanding accounts receivable less than 90 days old. The interest rate is calculated as the London Inter-Bank Offering Rate, plus 2.5% (7.85% at December 31, 2006). As of December 31, 2006, the Company is in default on one of its liquidity covenants. As the Company is in default, our ability to borrow funds under the line may be restricted. The Company has no borrowings outstanding under the line and has not used the line since its inception. Based on the Company’s forecasts of its cash position and related revenue from operations, it does not foresee the need to draw against the line. The Company is in discussions regarding the line of credit including the covenants, size of the line, and duration of the line.
The Company anticipates that funds from operations will be sufficient to provide for our 2007 operations and purchases of plant and equipment. The Company is pursuing additional funding sources in the event that funds from operations are not sufficient to provide for our operations. These funding sources include both lines of credit and term loans secured by our assets. Given our past financial performance, the costs and fees associated with these funding sources may be more expensive than the Company has historically paid. The Company can not determine if the funds available from operations will be sufficient for any acquisitions or facility expansions that may be undertaken during the year. Should the Company make any acquisitions or expansions, other sources of financing may or may not be required.
The Company’s working capital position at December 31, 2006, was $6.5 million, compared with $14.0 million at December 31, 2005. The decrease in working capital is primarily a result of the sale of M&M which accounted for $8.2 million of the working capital balance at December 31, 2005. Absent the M&M change, working capital remained consistent between the periods. Individually, accounts receivable and accounts payable both decreased by approximately $5.0 million specifically due to a material procurement transaction that was outstanding in both accounts at year-end 2005.
Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. At December 31, 2006, the aggregate contractual obligations and commitments are:

	2007	2008	2009	2010	2011	2012+
Operating Leases	$506	$566	$505	$518	$349	$—
Capital Leases	24	26	28	15	—	—
Debt Service	44	48	53	57	62	1,637

Total Lease Commitments	$574	$640	$586	$590	$411	$1,637

The debt service figures shown above reflect the principal amount of our commitments.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
At December 31, 2006, the Company had no amounts outstanding under a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
Cash and cash equivalents, as of December 31, 2006, were approximately $4.5 million and are primarily invested in money market interest-bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income for the twelve months ended December 31, 2006.
Foreign Exchange Risk
We were exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies prior to the disposition of our Canadian subsidiaries. We were exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Canadian subsidiaries.
We currently have no foreign currency risk and accordingly, we estimate that an immediate 10% change in foreign exchange rates would have no impact on our reported net income or loss. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.
Item 8. Financial Statements and Supplementary Data.
The following documents are filed as part of this Annual Report on Form 10-K:
Financial Statements

Reports of Independent Registered Public Accounting Firms	[19]
Consolidated Balance Sheets: December 31, 2006 and 2005	[21]
Consolidated Statements of Operations and Comprehensive Income (Loss): Years ended December 31, 2006, 2005, and 2004	[22]
Consolidated Statements of Stockholders’ Equity: Years ended December 31, 2006, 2005, and 2004	[23]
Consolidated Statements of Cash Flows: Years ended December 31, 2006, 2005, and 2004	[24]
Notes to Consolidated Financial Statements	[25]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Horne International, Inc.
We have audited the accompanying consolidated balance sheet of Horne International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horne International, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
March 29, 2007

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders
Spectrum Sciences & Software Holdings Corp. (currently known as Horne International, Inc.):
We have audited the accompanying consolidated balance sheet of Spectrum Sciences & Software Holdings Corp. and Subsidiaries (currently known as Horne International, Inc.) as of December 31, 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Sciences & Software Holdings Corp. and Subsidiaries (currently known as Horne International, Inc.) as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
Orlando, Florida
March 10, 2006, except for Note 3 – M&M Engineering, Ltd. and Note 17 as to which the date is March 30, 2007

HORNE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share data)

	December	December
	31, 2006	31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,465	$1,813
Receivables, net	5,170	11,638
Inventories	156	258
Prepaid expenses & Other current assets	333	387
Current assets of discontinued operations (Note 3)	—	11,585

Total current assets	10,124	25,681

Property and equipment, net	5,737	5,030
Goodwill	3,529	15,222
Other intangibles, net	9,007	—
Investments in joint ventures	311	311
Other assets	1,356	81
Other assets of discontinued operations (Note 3)	—	3,079

TOTAL ASSETS	$30,064	49,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$717	$5,847
Accrued expenses	2,517	1,900
Deferred revenues	319	376
Income taxes payable	—	156
Current portion of long—term debt	68	78
Current liabilities of discontinued operations (Note 3)	—	3,365

Total current liabilities	3,621	11,722

Long—term liabilities:
Long term debt, less current portion	1,926	2,018
Non—current liabilities of discontinued operations (Note 3)	—	464

TOTAL LIABILITIES	5,547	14,204

Commitments and contingencies (Note 18)
Minority interest of discontinued operations (Note 3)	—	103

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 41,272,200 and 44,072,200 issued and outstanding	4	4
Additional paid—in capital	78,371	79,866
Accumulated deficit	(53,858)	(45,264)
Accumulated other comprehensive income	—	491

Total stockholders’ equity	24,517	35,097

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,064	49,404

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands except share amounts)

	Twelve months ended
	December 31,
	2006	2005	2004
Revenue
Services	$23,527	$28,105	$8,439
Products	4,729	5,051	2,695

Total	28,256	33,156	11,134
Cost of Revenue
Services	19,261	24,140	7,967
Products	5,243	5,333	3,221

Total	24,504	29,473	11,188

Gross Profit
Services	4,266	3,965	472
Products	(514)	(282)	(526)

Total	3,752	3,683	(54)

Operating Expense	10,106	8,910	40,564

Net operating loss from continuing operations	(6,354)	(5,227)	(40,618)

Non-operating income, net	480	652	290

Loss before income taxes	(5,874)	(4,575)	(40,328)

Income tax benefit(expense)	(26)	(62)	21

Loss from continuing operations	(5,900)	(4,637)	(40,307)

(Loss)Gain from discontinued operations (Note 3)	(2,694)	651	0

Net Loss	$(8,594)	$(3,986)	$(40,307)

Weighted average common shares outstanding:
Basic and diluted	42,814,118	42,250,363	33,616,188

Loss per share:
Basic and diluted before discontinued operations	$(0.14)	$(0.11)	$(1.20)
Basic and diluted from discontinued operations	$(0.06)	$0.02	$0.00

Total basic and diluted loss per share	$(0.20)	$(0.09)	$(1.20)

Net Loss	(8,594)	(3,986)	(40,307)
Foreign currency translation adjustments	0	491	0
Unrealized gain on available for sale securities	0	(1)	1

Total comprehensive loss	$(8,594)	$(3,496)	$(40,306)

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share amounts)

						Accumulated
						Other
						Comprehensive
	Common Stock			Treasury	Accumulated	Income
	Shares	Amount	APIC	Stock	Deficit	(Loss)	Total

Balance at January 1, 2004	18,851,000	1	$79	$—	$(971)	$—	$(891)

Stock options issued for consulting services			32,945				32,945
Exercise of stock options	20,078,300	2	35,281				35,283
Stock options issued to employees			1,399				1,399
Stock options issued for consulting services			125				125
Exercise of stock options	40,000	—	66				66
Unrealized gain on investments						1	1
Net loss					(40,307)		(40,307)

Balance at December 31, 2004	38,969,300	3	69,895		(41,278)	1	$28,621

Stock options issued for consulting services			1,400				1,400
Exercise of stock options	2,900	—	4				4
Issuance of common stock for acquisition of Horne Engineering	5,100,000	1	8,567				8,568
Unrealized loss on investments						(1)	(1)
Foreign currency translation						491	491
Net loss					(3,986)		(3,986)

Balance as of December 31, 2005	44,072,200	4	79,866	—	(45,264)	491	35,097

Net Loss					(8,594)		(8,594)
Stock options issued to employees and directors			174				174
Foreign currency translation M&M disposition						(491)	(491)
M&M sale				(1,494)			(1,494)
Augenbaum settlement			705	(880)			(175)
Treasury Stock retirement	(2,800,000)	—	(2,374)	2,374			—

Balance as of December 31, 2006	41,272,200	4	$78,371	$—	$(53,858)	$—	$24,517

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities
Net loss from continuing operations	$(5,900)	$(4,637)	$(40,307)
Adjustments to reconcile net loss to net cash used in operating activities
Stock Options issued to employees	174	1,399	1,399
Stock Options issued to a related party for consulting services	—	—	32,945
Stock Options issued to service providers	—	—	125
Investor relations expenses paid by a related party	—	—	2,763
Depreciation/Amortization	1,813	464	176
Deferred income taxes	—	148	11
Legal settlement costs not included in net income	(175)
Loss on disposal of equipment	(5)	(5)	45
Realized gain on the sale of bonds	—	(1)	12
Decrease (increase) in balance sheet items
Receivables	7,367	(4,379)	(1,032)
Inventory	103	(133)	43
Prepaid Expenses	54	622	(831)
Accounts Payable	(5,129)	4,418	(246)
Accrued Expenses	(357)	(587)	(51)
Provision for contract losses	—	(148)	148
Deferred Revenue	(58)	(291)	192
Other balance sheet changes	(523)	(1,166)	(87)

Net cash used in continuing operations	(2,636)	(4,296)	(4,695)

Cash flows from investing activities
Purchases of available for sale investments, net	—	—	(22,807)
Maturities of available for sale investments, net	—	18,795	4,000
Acquisitions, net of cash received	—	(12,276)	—
Cash received from sale of subsidiary	6,190	—	—
Purchase of property and equipment	(546)	(574)	(497)
Proceeds from the sale of equipment	16	75	—

Net cash provided by(used in) investing activities	5,660	6,020	(19,304)

Cash flows from financing activities
Repayment of debt, net	(102)	195	(2,782)
Net repayments on lines of credit	—	(1,828)	—
Advances and accrued interest from related parties, net	—	(278)	(68)
Proceeds for the exercise of stock options	—	4	31,819

Net cash (used in)provided by financing activities	(102)	(1,907)	28,969

Cash flows (used in) provided by discontinued operations (Note 3) Operating	(270)	(4,559)	—
Investing	—	512	—
Financing	—	376	—
Net increase(decrease) in cash and cash equivalents	2,652	(3,854)	4,970
Cash and cash equivalents at beginning of period	1,813	5,667	697

Cash and cash equivalents at end of period	$4,465	$1,813	$5,667

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
1. ORGANIZATION AND NATURE OF BUSINESS
Horne International, Inc. (the “Company” or “Horne”), headquartered in Fairfax, Virginia, has three reportable segments: Security Solutions, Repair and Overhaul, and Services. Security Solutions includes the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions. Repair and Overhaul provides specialized fabrication and maintenance for ships, lifeboats and maritime navigation systems. The Services segment provides program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, technology integration, and public outreach services. The Services segment comprises the previously reported segments of Engineering and Procurement Services.
The Company acquired M&M Engineering Limited (M&M), Coast Engine and Equipment Company, Inc. (CEECO), and Horne Engineering Services, Inc. (Horne Engineering) during the 2005 fiscal year. The Company disposed of M&M in June 2006. Details of these acquisitions and the related divestiture are included in Note 3.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation
The consolidated financial statements include the accounts of majority-owned subsidiaries: inter-company transactions are eliminated. Investments in unconsolidated joint ventures were adjusted to fair market value upon the acquisition of M&M and Horne Engineering, respectively. The investments are now recorded under the cost or equity method.
Revenue Recognition
The Company’s principal method of revenue recognition varies by segment. The Security Solutions segment uses percentage of completion, our Repair and Overhaul segment uses the completed contract method of revenue recognition, and our Service segment primarily uses cost plus on reimbursable time-and-materials contracts. The revenue on these contracts is recognized as costs are incurred. The Service segment does have a limited number of short-term fixed-price contracts where revenue is recognized as milestones are achieved. Although the Repair and Overhaul segment uses the completed-contract method of revenue recognition, there is no material difference in the results of using completed contract versus percentage-of-completion due to the short-term nature of its contracts.
Security Solution’s revenue on fixed price contracts is generally recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract, which the Company believes is the best measure of progress toward completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, as necessary, revised on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.
Management believes the above methods and criteria are the best available measures of progress for such contracts. Because of the inherent uncertainties in estimating costs and revenues, it is reasonably possible that the estimates used will change in the future.
The Company, through its Services segment, performs equipment and material procurement contracts as a subcontractor. These contracts require the Company to acquire large dollar items for federal governmental entities through prime contractors. The Company has recognized revenue under these contracts on a gross basis when the goods are shipped to the end user. The Company uses the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as the Company is the primary obligor in the transaction and is obligated to pay the supplier for work performed regardless of whether the customer

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
accepts the work. The Company is responsible for the acceptability of the product and has the latitude and negotiability to determine both the suppliers and the price in the transaction. The customer has the right of return. Although the Company does not take title to the goods, the Company conducts all business under these contracts as a stand-alone entity using its own financial, staffing, and facility resources. The Company is compensated for the material purchases at a fixed fee percentage.
Use of Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, results could differ from those estimates and assumptions.
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximates fair value because of the short-term nature of those instruments. The carrying amount and fair market value of the Company’s short-term investments are the same since short-term investments are recorded at fair value. Debt is recorded at the cash settlement value of the underlying notes and is not revalued.
Significant Customers and Credit Risks
Revenues from individual customers greater than 10% of consolidated revenues, in the respective periods, were as follows:

	Year Ended December 31,
	2006	2005	2004
Customer A	24.8%	45.8%	*
Customer B	*	*	60.1%

*	Less than 10% of consolidated revenue as of the end of each period.
Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations. The Company’s primary customers are government entities. If revenue from a single government entity exceeds 10% of our total revenue, it is disclosed above.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of December 31, 2006, all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	Year Ended December 31,
	2006	2005	2004
Customer A	*	44.5%	*
Customer B	*	*	60.0%

*	Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
In determining the allowance for doubtful accounts, the Company analyzes the aging of the accounts receivable, historical bad debts, customer creditworthiness, and specific situations involving our customers. As the majority of our work is government related, the risk of uncollectiblity is greatly reduced.
Inventories
Inventory costs are stated at the lower of cost or market, determined by either the average cost or first-in, first-out method. Inventory costs normally consist of work in progress with minimal raw materials or finished goods. The Company strives to order raw materials and parts for delivery as needed. On occasion, the Company will advance purchase raw materials if the discounted price of those materials is sufficient to justify the carrying costs of said material.
Property & Equipment
Property and equipment acquired as part of the acquisitions were adjusted to their approximate fair value at the time of acquisition. All other property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on both an accelerated basis and straight-line methods over the estimated useful lives of the underlying assets. The lives range from 3 to 40 years depending on asset type. Routine maintenance and repairs are expensed as incurred. Major replacements and improvements are capitalized. Leasehold improvements are amortized over the shorter of the useful life or the lease term.
Goodwill
The Company records the excess of purchase price over the fair value of net assets of acquired companies as goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company does not record amortization expense related to goodwill. In the fourth quarter of each year, or as an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the Company completes a review of the market value of that investment and related goodwill.
Determining market values requires the Company to make significant estimates and assumptions. The Company’s judgments are based on historical experience, current market trends, consultations with external valuation specialists, and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different market value. Our annual impairment tests resulted in no goodwill impairment.
Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived asset groups, including furniture and equipment, computer hardware and software, leasehold improvements, and other finite-lived intangibles, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company’s primary measure of fair value is based on discounted cash flows. The measurement of impairment requires the Company to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.
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

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
income in the period that includes the enacted date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Research and Development Costs
Research and development costs are expensed as incurred. The Company incurred approximately $22,000, $216,000, and $225,700 in 2006, 2005, and 2004, respectively. These costs are included in accompanying statements of operations and comprehensive income (loss).
Earnings (Loss) Per Share
The Company reports its earnings (loss) per share in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 4,124,950, 5,840,700, and 3,104,476 were not included in the computation of diluted earnings (loss) per share for the twelve months ended December 31, 2006, 2005, and 2004, respectively, as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of M&M was the Canadian dollar. In the accompanying consolidated financial statements, the monetary assets, with the exception of plant and equipment, and liabilities of M&M were translated to U.S. dollars using the December 31, 2005, exchange rate of 0.858 Canadian dollar to 1.00 U.S. dollar. All monetary consolidated statements of operations items of M&M were translated at the average exchange rate for the six months ended June 30, 2006, and the eleven months ended December 31, 2005, of 0.8662 and 0.8249 Canadian dollar to 1.00 U.S. dollar, respectively. The Company had no foreign operations prior to the acquisition of M&M on February 1, 2005, and has had no foreign operations since the disposition of M&M on June 21, 2006.
Stock Based Compensation
The Company adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” in 2004. Accordingly, the fair values of stock option awards are determined using the Black-Sholes model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company has traditionally not included a vesting period for option grants, however, beginning in 2006, the Company has included a vesting period for options granted to both the Board of Directors and the Advisory Board. See note 13 for a detailed discussion of the Company’s stock-based compensation plans.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, thus it will start affecting the Company on January 1, 2008, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.
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

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
of adoption. However, FAS 155 may affect future income recognition for certain financial instruments that contain certain embedded derivatives as any changes in their fair values will be recognized in net income each period.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (that is, iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We have determined that SAB 108 will not have a material effect on our financial position, results of operations, or cash flows.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.
3. ACQUISITIONS & DISPOSITIONS
M&M Engineering Limited
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
On June 21, 2006, the Company sold the M&M subsidiary to a management-led partnership. The total sale price was approximately $5.0 million and consisted of cash, the redemption of Company stock, and a two-year interest-bearing note receivable due June 2008. The sale also included the repayment, to the Company, of approximately $4.6 million of cash-backed bonding advanced to M&M in 2005. The total cash received by the Company, as of December 31, 2006, is $7.3 million excluding expenses incurred related to the sale.
In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have segregated the financial results for M&M as discontinued operations in our accompanying consolidated financial statements. This includes both current-year statements and the comparative prior-year information.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
As a result of this transaction, the Company recorded a loss of approximately $2.1 million related to the sale.
The following table (000’s) reflects the financial performance of the M&M subsidiary for 2006 and 2005. Note that 2004 is not included as M&M was not acquired until 2005. M&M is the only unit reflected in these numbers.
Discontinued Operations

	2006	2005
Revenue	$3,019	$20,542

Pre-tax(Loss)gain from operations of disposed M&M unit	$(862)	$1,012
Loss on sale of M&M	(2,133)	—
Tax benefit(expense)	295	(262)
Minority interest gain(loss) from disposed M&M unit	6	(99)

Total (loss)gain from discontinued operations	$(2,694)	$651

The following table (000’s) summarizes the major classes of assets and liabilities reclassed in the 2005 balance sheet to discontinued operations as a result of the M&M disposition.

2005
Assets
Cash	$5,839
Accounts Receivable	5,321
Other current assets	425

Current assets from discontinued operations	$11,585

Property and equipment, net	$2,567
Investment in joint ventures	435
Other non current assets	77

Other assets from discontinued operations	$3,079

Liabilities
Accounts payable	$2,579
Accrued expenses	106
Deferred tax liability	426
Current portion of long-term debt	254

Current liabilities from discontinued operations	$3,365

Long term debt, less current portion	$464

Non-current liabilities from discontinued operations	$464

Coast Engine and Equipment Company, Inc.
On February 25, 2005, the Company acquired 100% of CEECO, a provider of service to the maritime industry predominantly for on-board ship repair of HVAC and refrigeration systems; welding services; and custom flooring, insulation, and machinery installations, with an initial cash payment of $300,000 plus an earn-out over the next three years. Under the terms of the purchase agreement, the Company will pay the former shareholders of CEECO a total purchase price of up to $900,000 over a three-year period. The purchase price is payable in cash and common stock of the Company and is subject to certain adjustments, including, without limitation, adjustments based on CEECO’s

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
earnings during such three-year period. The purchase agreement also provides certain share-price guarantees for any shares issued under this agreement. The second and third year payouts are payable in Company stock. In addition to the $300,000 cash payment for CEECO, there were approximately $36,000 of acquisition related expenses. Pursuant to a security agreement executed in connection with the purchase agreement, the former shareholders of CEECO will retain a security interest in all of the assets of CEECO until the total purchase price has been paid. Although, the Company has a three-year employment contract with Louis T. Rogers, former owner of CEECO, he has decided to retire effective February 28, 2007. The CEECO acquisition allows the Company to take advantage of other non-government customer bases in the south-central Florida region. It also provides the opportunity to pursue business opportunities within the U.S. Coast Guard and U.S. Navy by increasing the Company’s presence in that market. As of December 31, 2006, CEECO has met the purchase price EBITDA goals for the first and second year, as defined in the purchase agreement. While these results must be verified through an audit, an earn-out of $400,000 has been recorded of which $200,000 was paid in 2006. The Company issued stock to the former shareholders of CEECO in March 2007. See subsequent events footnote 20 to these financial statements.
The stock issued under this agreement for the second year earn-out is subject to certain share price guarantees extending into future periods. The value of the shares issued under this agreement is the average share price of our stock over a ten day period centered on February 28, 2007. The value of these shares is guaranteed for one year to be not less than the share price at which they were issued. The share price will be recomputed, using a date of February 28, 2008, based on the same averaging methodology as the initial issuance. Should the value of these shares be less that the issued price, the difference is to be paid in cash to the former owners of CEECO.
Horne Engineering Services, Inc.
On May 11, 2005, the Company acquired all of the issued and outstanding capital stock of Horne Engineering Services, Inc. (“Horne Engineering”), from its shareholders, Darryl K. Horne, Charlene M. Horne, and Michael M. Megless (the “Horne Shareholders”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Horne Engineering was merged with and into Horne Acquisition LLC, a wholly owned subsidiary of the Company. The purchase price for the capital stock of Horne Engineering was $4.5 million in cash and 6.1 million unregistered shares of the Company’s common stock (the “Shares”). Additional shares of common stock could subsequently become issuable by the Company to the Horne Shareholders to the extent that the average closing price of the Company’s common stock on NASD OTC Bulletin Board, or other public securities market, for the trading days during the two month period ending on May 11, 2007 is less than $3.25 per share, subject to Horne Engineering (on a stand alone basis) meeting or exceeding 2005 gross revenues of $75 million with EBITDA (as defined in the Merger Agreement) of $3.25 million (the “2005 EBITDA”) and EBITDA of not less than $3.25 million in 2006. Pursuant to an Amendment and Waiver Agreement entered into among the parties to the Merger Agreement on May 11, 2005 (the “Amendment”), the Company held back 4.0 million of the Shares payable to the former Horne Shareholders under the Merger Agreement (the “Hold Back Shares”), with the disposition of those shares subject to two conditions. First, the Amendment requires the Company to release 3.0 million of the Hold Back Shares to the former Horne Shareholders promptly upon receiving certain third-party consents relating to certain of Horne Engineering’s contracts, which are specified in the Amendment. As of November 11, 2005, the Company received the required consents. Second, if Horne Engineering’s 2005 EBITDA is less than $3.25 million (the “EBITDA Shortfall”), the Company will be entitled to recover any remaining Hold Back Shares limited such that the value of the recovered Hold Back Shares, based on the closing price of the Company’s common stock on May 11, 2005, does not exceed three times the EBITDA Shortfall. Based on Horne Engineering’s operating results for 2005, the remaining 1.0 million shares were not issued to the Horne Shareholders and the price guarantee on the issued shares is no longer effective.
The total cost of the Horne Engineering acquisition was approximately $13.6 million, consisting of cash of $4.5 million, acquisition costs of $524,000 and stock of 5.1 million shares valued at $1.68 per share, or $8.6 million. The share price was determined based on the average stock price at the time of the acquisition.
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

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
Upon the closing of the Merger Agreement, Messrs. Horne and Megless were appointed to the Company’s Board of Directors. In connection with the Merger Agreement, Messrs. Horne and Megless executed employment agreements with the Company, dated as of May 11, 2005 (the “Employment Agreements”), pursuant to which such individuals were appointed Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), respectively. Pursuant to a Stock Option Agreement executed in connection with the Merger Agreement, Mr. Horne received an option to purchase 1.0 million shares of the Company’s common stock at an exercise price of $1.65 per share, subject to Horne Engineering meeting the revenue and EBITDA targets for 2005 as described above. Based on Horne Engineering’s operating results for 2005, these options were forfeited. The Company also reserved 2.0 million shares of the Company’s common stock for the issuance of stock options to be granted to the employees of Horne Engineering at the discretion of Mr. Horne. In January 2006, 1,444,704 of these options were issued to employees.
The primary purpose of the Horne Engineering acquisition was to effectuate a reverse merger, with the management of Horne replacing the then-current Spectrum management team. While the acquisition did not meet the accounting requirements for a reverse merger, operationally that is one of the reasons why the acquisition occurred as Messrs. Horne and Megless assumed the CEO and CFO positions within the Company.
Each acquisition described above was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition.
Pro Forma Results (Unaudited)
The results of these acquisitions, had they been consummated at the beginning of each period shown, are included in the pro forma information below. The historical revenues and earnings of CEECO and Horne Engineering for the twelve months ended December 31, 2005 and 2004, have been combined with the revenues and earnings of the Company for the twelve months ended December 31, 2005 and 2004, respectively. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each twelve month period and is not necessarily indicative of results that may be obtained in the future. The revenues and expenses for M&M have been excluded from both years as M&M was disposed of in 2006.

	Twelve months ended
	December 31,
	(Dollars in thousands except per share data)
	2005	2004
Revenue	$56,185	$38,565
Net loss	(4,476)	(39,127)
Loss per share — Basic & Diluted	$(0.11)	$(1.16)
For the twelve months ended December 31, 2005, the Company incurred $1.4 million in stock-based compensation expense, a $1.8 million loss for SSSI, and positive earnings contributions from the acquired companies; the 2005 pro forma net loss reported above was also significantly affected by merger and acquisition activity during the period, including costs for accounting and legal fees, investor relations, and consulting, as well as by Hurricane Dennis, the second hurricane to hit the Florida Gulf Coast in less than a year. The loss for the twelve months ended December 31, 2004, includes approximately $37.4 million of stock compensation expense.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
Purchase Price Allocation
The allocation of the purchase prices for CEECO and Horne Engineering are as follows (000’s):

	CEECO	Horne Engineering
Assets Acquired
Cash	40	—
Accounts Receivable	117	4,081
Inventory	29	—
Property, Plant and Equipment	65	372
Investments in joint ventures	—	311
Other	28	198

	279	4,962

Liabilities Assumed
Debt	(27)	(1,835)
Accounts Payable and accruals	(28)	(2,641)
Deferred Taxes	—	(221)

	(55)	(4,697)

Goodwill	455	3,074
Intangibles		10,211

Total consideration	679	13,550

The goodwill from the CEECO and Horne Engineering acquisitions was fully allocated to the Repair and Overhaul and Services segments, respectively. None of the goodwill is deductible for tax purposes. During 2006, we made two changes to the previously disclosed purchase price allocation. We identified and segregated the intangibles associated with the Horne acquisition, and we recorded an additional $200,000 of goodwill for the CEECO acquisition in accordance with the earn-out described in the purchase agreement and recorded a $7,000 tax related goodwill adjustment.
4. RECEIVABLES (000’s)
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company’s Security Solution segment’s customers include: the U.S. Navy and the U.S. Air Force. Repair and Overhaul’s customers include U.S. Coast Guard, Military Sealift Command, Rinker Cement, and Disney Cruise Lines. The U.S. Department of Defense (including the Army Environmental Center and the Army Corp of Engineers), Lockheed Martin, Bechtel International, Inc., Battelle, Staubach, Louisiana State University, Department of Homeland Security (including the Transportation Security Administration), Federal Aviation Administration, the General Services Administration (GSA Schedules), USAID, and other government agencies are the major customers for the Company’s Services segment.

	December	December
Accounts Receivable	31, 2006	31, 2005
Billed	$3,779	$9,538
Unbilled	1,197	1,871
Holdbacks	194	184
Other	—	45

Total	$5,170	$11,638

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms. Substantially all of these amounts will be billed in the following year.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
5. INVENTORIES (000’s)
Inventories are valued at the lower of cost or market. Cost is determined either by using the average cost or first-in, first-out method. The major components of inventories are summarized as follows:

	December	December
Inventory	31, 2006	31, 2005
Raw materials, net of reserve	$100	$41
Work in Process	56	217
Finished Goods	—	—

Total Inventory	$156	$258

6. PROPERTY AND EQUIPMENT (000’s)

	December	December
Property & Equipment	31, 2006	31, 2005
Land	$575	$575
Buildings and Improvements	4,270	3,516
Furniture & fixtures	256	51
Manufacturing Equipment	1,283	1,077
Tools & Equipment	354	314
Office Equipment	644	463
Vehicles	303	136
Investment Property	221	221

Total	7,906	6,353

Accumulated Depreciation	(2,169)	(1,323)

Property & Equipment, net	$5,737	$5,030

7. GOODWILL AND OTHER INTANGIBLES (000’s)
In 2006, the Company performed an intangible valuation related to the Horne Engineering acquisition. The result of this analysis is detailed below in terms of the intangibles identified, associated values, and useful lives.

Intangible	Value	Useful Life
Customer Relationships	$4,849	15 years
Trademarks	3,365	Indefinite
Non-Compete/Employment Agreements	1,091	5 years
Order Backlog	906	5 years
The excess of the purchase price over fair value of the net assets acquired in the Horne Engineering acquisition had previously been recorded as goodwill in the amount of $13,285. The resulting goodwill after reallocating the purchase price to the intangibles identified above is $3,074. The goodwill is not amortizable but is subject to annual impairment review. We conducted an impairment review of our goodwill during the fourth quarter of 2006. The results of our review indicate that the fair value of the reporting units exceeded the carrying value of those units thus goodwill is not impaired.
The Company recorded amortization expense of $1,204 during 2006. This amount included catch-up amortization of $453 related to 2005. Accounting principles generally accepted in the United States of America permit an acquiring company twelve months, from the date of acquisition, to finalize its acquisition accounting entries. Accordingly, we recorded the valuation and related amortization during the second quarter of 2006.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
The following table reflects the intangible amortization for the next five years:

Intangible Amortization	2007	2008	2009	2010
Customer Relationships	$323	$323	$323	$323
Non-Compete/Employment Agreements	218	218	218	218
Order Backlog	181	181	181	181

Total	$722	$722	$722	$722

8. ACCRUED EXPENSES (000’s)

	December	December
Accrued Expenses	31, 2006	31, 2005
Salaries & payroll related items	$535	$673
Accrued leave	381	365
Property & sales tax	38	65
Professional Fees	464	453
Deferred Rent	683	120
Other	416	224

Total Accrued Liabilities	$2,517	$1,900

9. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of a mortgage totaling $1.9 million and capital leases of $0.1 million. The interest rate on the mortgage is adjustable at the U.S. federal funds rate plus 4% subject to certain interest rate floors and caps as specified in the agreement. The rates in effect at December 31, 2006 and 2005 were 8.5% and 7.0%, respectively. The interest rate on the capital lease is 7.1%.
Bank of America Facility
On March 2, 2006, the Company entered into a new revolving line of credit with Bank of America. Under the terms of the agreement, the Company may borrow up to $6.0 million to fund its operations. This agreement also provides for a $750,000 letter of credit sub-facility. The amount available under the line is determined by outstanding accounts receivable less than 90 days old. The interest rate is calculated as the London Inter-Bank Offering Rate, plus 2.5% (7.85% at December 31, 2006). The Company had no amounts outstanding and approximately $2.6 million available under the line at December 31, 2006. Upon an Event of Default (as defined in the loan agreement), the lender may declare the entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the loan agreement to be immediately due and payable. As security for the payment and performance of the Company’s obligations under the agreement, the Company has granted the lender a security interest in all of the assets of the Company. The loan also requires the Company to be in compliance with the financial covenants related to tangible net worth and liquidity targets. As of December 31, 2006, the Company was not in compliance with its tangible net worth covenant.
The schedule below represents future principal payments under existing debt agreements (000’s).

	2007	2008	2009	2010	2011	2012+
Capital Leases	$24	$26	$28	$15	$—	$—
Mortgage Payable	44	48	53	57	62	1,637

Total Debt Commitments	$68	$74	$81	$72	$62	$1,637

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
10. STOCKHOLDERS’ EQUITY
There were two transactions, other than stock option issuances, that affected stockholders’ equity during the twelve months ended December 31, 2006. The first was the sale of M&M that resulted in the redemption of 1.8 million shares of Company common stock. These shares were valued at $0.83 per share, which was the share price on the valuation date.
The second transaction was the settlement of the Section 16(b) claim filed by Mr. Augenbaum. Under the settlement, the Company received 1.0 million shares of Company stock, and in return assumed a liability of $175,000 payable to Augenbaum’s attorneys. As the final settlement was paid in Company stock, we are precluded from recognizing a gain on this transaction. Accordingly, we have valued the stock at $0.88 per share, the closing price on the settlement date, and recorded treasury stock in the amount of $880,000. We have also increased our additional paid-in capital by the difference between the treasury stock ($880,000) and the attorney fees ($175,000) resulting in an addition to paid-in capital of $705,000.
On July 20, 2006, the Board of Directors approved the retirement of the 2,800,000 shares of treasury stock received in the Augenbaum settlement and the M&M sale.
11. RELATED PARTY TRANSACTIONS
Transactions related to BG Capital Group Limited, Endeavor Group, LLC and Related Stockholders
The Company was provided management consulting services by Endeavor Capital Group, LLC, which is owned by one of the stockholders (Mr. Robert Genovese) of the Company during 2004. The terms of the original consulting agreement between Endeavor Capital Group, LLC, and the Company was from March 1, 2003, to March 1, 2004. Consulting fees were $4,000 per month under the terms of the agreement. Management consulting fees of $4,000 a month for January and February 2004 and expenses of $15,106 are reported as consulting fees during 2004.
On March 11, 2004, the Company entered into a new consulting agreement with the stockholder. The term of the agreement was for a one-year period, and the stockholder was tasked with bringing to the Company’s attention potential or actual opportunities that met its business objectives or logical extensions thereof, alert the Company to new or emerging high potential forms of production and distribution, comment on corporate development, identify respective suitable merger or acquisition candidates and related due diligence and other such planning and development services as requested by the Company.
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
On April 16, 2004, the Company and a stockholder amended and restated the March 11, 2004, consulting agreement. The amended agreement extended the term of the contract to April 19, 2006, and contained an exclusivity provision. As part of that agreement, the stockholder was issued options to acquire an additional 9,000,000 shares of common stock at a per share exercise price equal to the lesser of $1.95 or 60% of the closing price on the day preceding notice of exercise. In addition, the stockholder was issued options to acquire 5,000,000 shares of common stock at an exercise price of $1.65 as a result of his role in the now-abandoned Inland Fabricators, LLC transaction. In accordance with SFAS No. 123, the Company recorded consulting expense of $21,526,862 in the second quarter of 2004, based on the fair value of the stock options at the date of grant using the Black-Scholes pricing model. The total options granted to the stockholder during the twelve months ended December 31, 2004, were 23,000,000.
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

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
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
The Company had recorded a receivable from Mr. Genovese, a stockholder of the Company, of $705,126 at December 31, 2004. However, the Company also recorded a payable to one of Mr. Genovese’s companies of $705,126 at December 31, 2004, primarily representing previously disallowed investor relations expenses, which were subsequently approved on the basis that satisfactory support for such expenses was provided. These receivables and payables are recorded as related party amounts in the financial statements. On April 5, 2005, the receivable of $705,126 was paid to the Company by Mr. Genovese and the payable to one of Mr. Genovese’s companies in the same amount was paid by the Company.
Transactions with the President of the Company
In conjunction with the acquisition of Horne Engineering, the Company assumed a liability for a loan made by Darryl Horne to Horne Engineering in the amount of $250,000. The loan was repaid in full on June 29, 2005. In addition to the principal amount of $250,000, the Company paid interest of $3,593.
Transactions related to the spouse of a former President of the Company
The spouse of a former President of the Company advanced funds to the Company at various times during 2004. The Company in the second quarter of 2004 repaid $52,500 to the spouse of a former President of the Company. $50,000 in funds were advanced to cover operating expenses in 2003 and $2,500 represented interest.
Transactions related to Coast Engine and Equipment Company
During the year ended December 31, 2005, the Company received cash advances from two of the CEECO officers of $54,715. These advances were non-interest bearing and were repaid in full.
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
CEECO leases its facilities from a company owned by a related party through common ownership under a non-cancelable lease beginning on May 1, 2006, and ending on April 30, 2009. The lease obligations are shown below:

2007	$81,492
2008	$81,492
2009	$27,164

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
Transactions with Directors of the Company
During 2005, a director of the Company purchased two vehicles from the Company for $21,261. The purchase prices were at or above third-party valuations.
During 2005, a director of the Company was paid $12,863 as compensation for services rendered to the Company other than ordinary services provided by a member of the Board of Directors in connection with the acquisition of Horne Engineering and related matters.
12. EMPLOYEE BENEFIT PLAN
The Company has a defined contribution 401(k) plan available to all U.S. employees who have completed minimum service requirements and meet minimum age requirements. Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations. The Company currently matches 50% of an employee’s contribution up to 5%, subject to legal limits. The total expense for the years ended December 31, 2006, 2005 and 2004 is $129,000, $66,000, and $ 0, respectively.
13. STOCK OPTION PLAN
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
During the year ended December 31, 2004, 23,000,000 options were granted to a non-employee stockholder who provided consulting services to the Company as described in Note 11. The fair value of the first 9,000,000 options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.62; and an expected life of the options of 2 years. This generates a price of $1.27 per option at the date of grant, which was March 11, 2004. As a result, $11,418,038 of consulting expense and additional paid-in capital was recorded at the date of grant. The fair value of the remaining 14,000,000 options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected life of the options of 1 year. This generates a price of $1.67 per option on 5,000,000 of the options based on a strike price of $1.65, and a price of $1.46 per option on 9,000,000 of the options based on a strike price of $1.95, at the date of grant for both sets of options, which was April 20, 2004. As a result, $21,526,862 of consulting expense and additional paid-in capital was recorded at the date of grant.
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
In addition, on April 20, 2004, 75,000 options were issued to an individual who is a consultant to the Company. On April 28, 2004, that consultant exercised 40,000 options and the Company received $66,000 of cash at exercise. These options were valued at the fair market value at the date of grant in accordance with SFAS No. 123. The fair value of these options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted—average assumptions: risk free interest rate 1%; no dividend yields; volatility factors of the expected market price of our common stock of .67; and an expected life of the option of two years. This generates a price of $1.67 per option at the date of grant. As a result, $125,358 of consulting expense and additional paid in capital were recorded at the date of grant.
On November 15, 2004, the Board of Directors approved and adopted an amended and restated Non-Statutory Stock Option Plan to amend certain termination provisions. The Company on that date also awarded 591,750 stock options to certain officers and directors for services rendered. The fair value of the options issued was estimated at

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
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
On January 12, 2005, the Company executed stock option agreements with the directors and officers of the Company, pursuant to the Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan (the “Plan”). Pursuant to stock option agreements, the Company granted options to each of Kelvin D. Armstrong, Karl Heer, William H. Ham, Jr., and Nancy Gontarek to purchase 300,000 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.65 per share. All the options become exercisable as of the date on which the Company has consummated, since January 12, 2005, the acquisition of businesses with annual revenues in the aggregate of at least $20 million. The options expire on January 12, 2008. The fair value of the options issued was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.84%; no dividend yields; volatility factors of the expected market price of our common stock of 0.67; and an expected option life of 3 years. This generates a price of $0.63 per option based on an exercise price of $1.65 at the grant date, January 12, 2005. As a result, $751,662 of compensation expense and additional paid-in capital was recorded at the grant date.
During 2005, the Company executed stock option agreements with the Board of Directors pursuant to the Plan. A total of 2,500,000 options were granted with each Board member receiving 500,000 options. All of the options become exercisable as of the date on which the Company certifies, based on the Company’s audited financial statements for the 2005 fiscal year as filed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for such fiscal year, that the Company has achieved earnings before interest, taxes, depreciation and amortization of $4 million for the 2005 fiscal year. No compensation expense has been recorded because the Company did not achieve the earnings target associated with these options.
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
Pursuant to the acquisition agreement between the Company and Horne Engineering, the Company granted options to purchase 1,444,704 shares of common stock to former Horne Engineering employees on January 23, 2006. These options have an exercise price of the lesser of $1.55 or the market value of our stock when exercised. The options expire on May 10, 2008, and were immediately exercisable upon grant date. The weighted-average assumptions used in the Black-Scholes model to price the options were as follows: a risk-free rate of 4.5%, no dividend yield, a volatility factor of 0.63 and a life of 2.3 years. Accordingly, the Company has recorded a stock-based compensation expense of $158,908 in 2006.
During 2006, the Company issued 15,000 stock options to each of its 5 advisory board members, 75,000 options in total. The options vest over a two-year period with 5,000 options vesting immediately, and 5,000 options vesting at the one and two year anniversaries of the grants. These options have an exercise price of $0.50 and a ten year life from the grant date. The weighted-average assumptions used in the Black Scholes model to price the options were as follows: a risk-free rate of 4.5%, no dividend yield, a volatility factor of 0.63 and a life of 10 years. Accordingly,

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
the Company has recorded stock-based compensation expense of $7,403 in 2006. The expense recognized is based on the fair value at each reporting date since the recipients are non-employees.
On July 21, 2006, the Company issued 30,000 options to each of its five external Board of Directors members. These options vest in 10,000 share increments on July 21, 2007, 2008, and 2009. These option terms include an exercise price of $0.80, a life of three years and a service obligation to vest. The Company has recorded $7,271 of stock-based compensation expense in 2006 related to these options.
On September 14, 2006, the Company also issued 90,000 options to employees that required certain service time requirements be met prior to being able to exercise these options. No expense has been recorded for these options due to the uncertainty regarding the service time being met. The service component of the options was not met as the employees have left the Company.
The total intrinsic value of options exercised was $5,000 in 2005 and $26,859,000 in 2004. There were no options exercised in 2006. As of December 31, 2006, there was $54,556 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2 years.
Information with respect to options granted at December 31, 2006, 2005, and 2004, is as follows:

			Weighted
	Number of shares	Option Price	Average Price
Options Outstanding 1/1/2004	—	—	—
Granted	24,243,250	1.40 - 1.95	1.76
Exercised	(20,118,300)	1.65 - 1.95	1.74
Cancelled	—	—

Outstanding 12/31/2004	4,124,950	1.40 - 1.95	1.83
Granted	4,215,750	1.28 - 2.50	2.19
Exercised	(2,900)	1.40	1.40
Cancelled	(2,500,000)	2.50	2.50

Outstanding 12/31/2005	5,837,800	1.28 - 1.95	1.80
Granted	1,759,704	0.50 - 1.55	1.44
Exercised	—
Cancelled	(4,493,028)	1.28 - 1.95	1.86

Options Outstanding 12/31/2006	3,104,476

The following table summarizes information about the Plan’s stock options at December 31, 2006.

Options Exercisable & Outstanding
Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.50	75,000	25,000	9.6
0.80	150,000	—	2.5
1.28	4,500	4,500	1.5
1.40	448,450	448,450	0.9
1.55	1,081,526	1,081,526	1.1
1.65	1,343,000	1,343,000	0.8
1.95	2,000	2,000	1.3

	3,104,476	2,904,476

The intrinsic value of the options outstanding at December 31, 2006 is zero as the exercise price for all options is greater than our share price at that date.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
14. INCOME TAXES
The provision for income taxes consisted of the following (000’s)

	Year Ended December 31
	2006	2005	2004

Current
Federal	$26	$—	$(33)
State	—	62	—
Foreign	—	—	—

Total Current	26	62	(33)

Deferred
Federal	—	—	12
Foreign	—	—	—

Total Deferred	—	—	12

Total Tax Provision(Benefit)	$26	$62	$(21)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	2006	2005	2004

Statutory Federal Income Tax Rate	34.0%	34.0%	34.0%
State Taxes (Net of Federal Benefit)	3.8%	4.0%	3.6%
Change in Tax Rates	—	0.4%	—
Permanent Difference	-1.7%	-0.1%	-30.8%
Valuation Allowance	-32.2%	-42.3%	-6.7%
Other	-4.3%	2.6%	-0.1%

Effective Tax Rate	-0.4%	-1.4%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Significant components of the Company’s deferred taxes were as follows (number in 000’s)

	2006	2005

Accrued Expenses	$175	$151
Depreciation	20	(157)
Amortization of Intangibles	(3,406)	(22)
Allowance for Doubtful Accounts	203	222
Stock Compensation	653	531
NOL Carryforwards	16,776	4,245
Other, Net	(15)	56
Valuation Allowance	(14,405)	(5,026)

Net Deferred Tax Asset/(Liability)	$—	$—

During 2006, the Company amended its 2004 tax return to include a tax deduction for nonqualified stock options exercised in 2004 resulting in an approximately $27 million increase to the net operating loss carry-forward. As of December 31, 2006, the Company has approximately $44 million of net operating loss carry-forwards available to offset future income. The net operating loss carry-forwards will expire on or before 2026.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
In determining the extent to which a valuation allowance for net deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry-back opportunities and other tax-planning strategies. The valuation allowance relates to our U.S. net operating losses. Due to the continued losses incurred by the Company in 2006 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized. If, in the future, the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.
15. NON-OPERATING INCOME (EXPENSE) (000’s)

	2006	2005	2004
Income
Building Rent	$228	$228	$206
Interest	101	349	290
Equity Investments	361	298	—
Expense
Interest	(226)	(173)	(165)
Other	16	(50)	(41)

Total non-operating income (expense)	$480	$652	$290

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (000’S)

Supplemental disclosure of cash flow information:	2006	2005	2004
Cash paid for interest	$224	$191	$181
Cash paid for taxes	$156	$184	$—
Leasehold improvements provided by lessor	$723	—	—
Issuance of debt for fixed asset acquisitions	$—	$2,102	$—
Reduction in due to related party in lieu of cash payment for exercise of stock options	$—	$—	$3,530
Unrealized (loss)gain on available for sale securities	$—	$(1)	$1
The Horne Engineering acquisition also included the issuance of 5.1 million common shares of stock and up to 2.0 million options. The M&M sale included the return of 1.8 million common shares of stock.
The Augenbaum settlement included both the return of 1.0 million shares of common stock and required the Company to pay legal costs of $175,000 to Augenbaum’s attorney.
17. SEGMENT INFORMATION
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Each of the Company’s operating subsidiaries is a reportable segment. The Security Solutions segment, Spectrum Inc., concentrates on the manufacturing of aircraft and munitions support equipment. The Repair and Overhaul segment, CEECO, provides on-board ship repair and fabrication services for the maritime industry. The Services segment, conducted by Horne Engineering, consists of program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, technology integration, and public outreach services. The following is a summary of certain financial information related to the three segments during the years ended December 31, 2006, 2005, and 2004. Results are not reported in 2004 for either the Repair and Overhaul or the Services segment as they were not part of the Company’s operations during that time period.
For the year ended December 31, 2005, the segment results reported for the Company include a full twelve months of operations for SSSI, ten months of operations for CEECO (beginning March 1, 2005), and eight months of operations for Horne (beginning May 1, 2005). For the year ended December 31, 2004, the segment results represent only those of SSSI. Note that the previously reported segments of Engineering Services and Procurement Services have been combined into Services, and the Industrial and Offshore Segment was terminated with the sale of M&M. The software group that was previously part of the Security Solutions segment is now included in the Services segment. The 2004 information in the Services segment is only for the software group. Note that in 2004, the Company reported segments of management services and manufacturing, these segments were consolidated into the Security Solutions segment.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements

	2006	2005	2004
Security Solutions
Total revenue	$3,886	$4,502	$9,656
Gross loss	(1,036)	(986)	(757)
Operating loss	(2,552)	(2,258)	(2,490)
Repair and Overhaul
Total revenue	2,711	1,921	—
Gross profit	966	735	—
Operating profit	403	345	—
Services
Total revenue	21,659	26,733	1,478
Gross profit	3,822	3,934	703
Operating loss(profit)	(673)	1,656	678
Corporate Costs
Total revenue	—	—	—
Gross profit	—	—	—
Operating loss	(3,532)	(4,970)	(38,806)
Total
Total revenue	28,256	33,156	11,134
Gross profit(loss)	3,752	3,683	(54)
Operating loss	(6,354)	(5,227)	(40,618)
Non-Operating income	480	652	290

Net Loss before tax	$(5,874)	$(4,575)	$(40,328)

Headquarters costs include costs for operating the publicly traded company, the shared services group and the executive management of the Company.

	Identifiable Assets (000’s)		Fixed Asset Additions		Depreciation Expense
	December 31,		12 months ended		12 months ended
	2006	2005	2006	2005	2006	2005	2004
Security Solutions	$6,293	$6,624	$86	$2,676	$355	$313	$176
Repair and Overhaul	1,042	773	37	141	58	49	—
Services	10,007	9,571	124	14	106	100	—
Corporate	12,722	32,436	1,031	15	90	2	—

Total Assets	$30,064	$49,404	$1,278	$2,846	$608	$464	$176

The corporate assets as of December 31, 2006, primarily consist of cash, goodwill and other intangibles, and the note receivable from the M&M sale. The corporate assets at December 31, 2005, also contain the assets from discontinued operations.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
The table below is a roll-forward of goodwill by segment

	Repair &
	Overhaul	Services	Total
Balance at January 1, 2005	$—	$—	$—
Purchase of Ceeco	62	—	62
Purchase of Horne Engineering	—	13,285	13,285
CEECO earn-out	200	—	200

Balance at December 31, 2005	262	13,285	13,547
Reclass intangibles out of goodwill	—	(10,211)	(10,211)
CEECO earn-out	200	—	200
Acquisition tax adjustment	(7)	—	(7)

Balance at December 31, 2006	$455	$3,074	$3,529

18. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office space or manufacturing facilities at various locations in the United States. Rent expense totaled approximately $873,000, $705,000, and $159,000 for the years ended December 31, 2006, 2005, and 2004 respectively. The Company also enters into various other non-cancellable leases for office equipment and vehicles as necessary. The table below summarizes our future annual minimum lease payments under non-cancellable agreements with an initial term of greater than one year at inception.

	Minimum Commitments
Type	2007	2008	2009	2010	2011	2012+
Facilities/Office space	$447	$538	$487	$514	$349	$—
Office equipment	58	27	18	5	—	—

Operating Leases	$505	$565	$505	$519	$349	$—

Lessor
During the years ended December 31, 2006, 2005, and 2004, the Company was the lessor in an operating lease of office space. The lessee is the United States of America (“Government”), which rented space in the Company’s office building. The operating lease, which expires in September 2008, was amended in August 2004 as a result of the inclusion of additional space. Rental income during the years ended December 31, 2006, 2005, and 2004, totaled $228,967, $228,967, and $205,924, respectively.
Minimum lease payments to be received for the next five years are as follows:

2007	$228,967
2008	$171,726

Total	$400,693

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
Legal Matters
Munitions Assembly Conveyor (MAC) Lawsuit
On or about August 23, 2004, Spectrum Sciences & Software, Inc. (SSSI) filed suit against the United States alleging a breach of express contract, a breach of an implied in fact contract, and misappropriation of trade secrets. SSSI claims damages in the amount of $3,500,000. The complaint arises out of the government’s actions associated with the procurement of the improved Munitions Assembly Conveyor (MAC). Based upon SSSI’s previous experience in both utilizing and producing the MAC, the Government and SSSI entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving munitions support equipment, including the MAC. As part of the CRADA negotiation, SSSI identified its prior development, unique modifications, and improvements that constituted trade secrets and intellectual property owned by SSSI. Subsequent to the completion of the CRADA, SSSI alleges that the government deliberately breached its obligations to protect the trade secrets, intellectual property, and proprietary information identified by SSSI in the CRADA by disclosing and widely disseminating to the general public SSSI’s proprietary information.
In response to a Motion for Summary Judgment filed on behalf of the United States, the Court dismissed the claim for misappropriation of trade secrets. The surviving claims remain pending in the United States Court of Federal Claims in Washington, DC. No trial has been scheduled by the Court. The Company is unable to predict the outcome of this litigation.
Garrison Lawsuit
On or about February 22, 2005, SSSI filed suit against two (2) former employees, Donald L. Garrison and David M. Hatfield, and Control Systems Research, Inc. (CSR) alleging a breach of contract, a violation of the Florida Uniform Trade Secrets Act, Tortuous Interference, Conversion, and Civil Conspiracy. The complaint states that while Mr. Garrison and Mr. Hatfield were employees of SSSI they were actively involved in the development and application of the Safe Range product which is proprietary to SSSI. The complaint further states that the former employees had knowledge of other proprietary information such as employee wage and personnel data, marketing plans, contract bidding data and information related to the overall business operations of SSSI. SSSI alleged in the complaint that Mr. Garrison and Mr. Hatfield became employees of CSR and that in the course of their employment with CSR they provided protected, proprietary information learned in the course of their employment with SSSI that enabled CSR to unfairly compete against SSSI on bids and proposals for contracts related to the Safe Range product.
At present the parties are engaged in the discovery process. No trial date has been scheduled by the Court. The Company is unable to predict the outcome of this litigation.
Plum Island Claim
On or about August 2, 2006, Horne Engineering filed a Complaint before the Department of Transportation Board of Contract Appeals. This Complaint arises as an appeal of a claim for equitable adjustment previously submitted to the USDA (and subsequently re-filed with the Department of Homeland Security because of a change in federal agency responsibility for the underlying project). The Complaint sets forth three counts for an equitable adjustment for services provided and costs incurred by Horne Engineering related to the creation of wetlands at the Plum Island Animal Disease Center in New York. The total amount of the claim is $810,554.75. The USDA has denied the allegations set forth in the Complaint. The parties are currently engaged in the discovery process. A trial date of June 5, 2007, has been scheduled by the Administrative Law Judge assigned to hear this claim.
19. INVESTMENTS IN JOINT VENTURES
The Company, through its Horne Engineering subsidiary, is a member of Weskem, a limited liability company that specializes in environmental remediation. During 1999, Horne Engineering invested $77,500 and became a 5.6% partner in this joint venture. The investment is accounted for using the cost method of accounting. The investment was revalued at the Horne Engineering acquisition date to its approximate fair market value. During the years ended December 31, 2006 and 2005, the Company recognized $361,035 and $298,250, respectively, of earnings from the joint venture.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
20. SUBSEQUENT EVENTS
On March 8, 2007 the Company issued 501,882 shares of common stock to Lou and Marilyn Rogers, the former owners of CEECO. This share issuance represents the second year earn-out as stipulated in the CEECO acquisition agreement. The number of shares issued was calculated as three times CEECO’s EBITDA for the year ended February 28, 2006, capped at $200,000, divided by a ten day average closing share price of the Company’s stock as stipulated in the agreement. These shares have a price guarantee until February 28, 2008. Should the per share value decrease below $0.3985, the Company is obligated to pay the difference between that price per share and the 10 average closing share price on February 28, 2008. This difference is multiplied by the 501,882 shares issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures. Our management performed an evaluation under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006.
(b) Changes in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The names of our executive officers and certain significant employees and directors, their ages as of March 15, 2007 and the positions currently held by each are as follows:

Name	Age	Position
Darryl K. Horne	46	President, Chief Executive Officer and Chairman
Michael M. Megless	60	Executive Vice President, Chief Financial Officer, and Director
Francis X. Ryan	55	Director
Kelvin D. Armstrong	65	Director
Karl Heer	57	Director
L Kenneth Johnson	60	Director
John A. Moore	54	Director
Herman F. Hewitt, Jr	43	Vice President
Paige E. Shannon	40	Secretary, General Counsel
BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS
Darryl K. Horne. In June 2005, Darryl K. Horne was appointed President and Chief Executive Officer (CEO) of Horne International, Inc. Mr. Horne also serves as Chairman of the Board of Directors of Horne International, Inc. Mr. Horne founded Horne Engineering Services, Inc., a Virginia corporation, in 1990 and led the organization as the President and CEO until May 2005, when Horne Engineering Services, Inc., dissolved and was superseded by Horne Engineering Services, LLC. Horne Engineering Services, Inc., was a professional engineering firm providing engineering solutions to issues primarily in the areas of national security, energy and the environment, and transportation for customers in the U.S. federal government, state and local governments, and the private sector. As the President and CEO of Horne Engineering Services, Inc., Mr. Horne was responsible for personnel, budgeting, performance contracts, subcontract administration, proposals, business development, and the general oversight of corporate operations. In 1999, Mr. Horne was appointed by then Virginia Governor James Gilmore to the Virginia Military Institute (VMI) Board of Visitors. Mr. Horne was re-appointed to the VMI Board of Visitors by Governor Mark Warner in 2003 and currently chairs the Audit, Finance and Planning committee of the VMI Board of Visitors. Mr. Horne was honored by Ernst & Young in 1999 as a Greater Washington Entrepreneur of the Year, and in 2002 he was a finalist for a National Capital Business Ethics Award. In March 2004, he was invited to become a Trustee on the Federal City Council, a non-profit, non-partisan organization dedicated to the improvement of the Nation’s Capital and composed of and financed by the region’s top business, professional, educational, and civic leaders. Mr. Horne received a bachelor’s degree in civil engineering from VMI in 1982. He is a member of the National Society of Professional Engineers and the Society of American Military Engineers, and he completed service in the U.S. Army Reserve with the rank of Captain.

Michael M. Megless. In June 2005, Michael Megless was appointed Chief Financial Officer (CFO) of Horne International, Inc. Mr. Megless also serves as a member of the Board of Directors of Horne International. Prior to being appointed CFO of the Company, Mr. Megless served as CFO for Horne Engineering Services, Inc., from 1997 to May 2005. As CFO for Horne, Mr. Megless’ responsibilities included corporate and financial strategy, budgeting and management control, financial management, enterprise risk management, contract management, and all investor and banking relationships. Previously, Mr. Megless served as Operations Manager for Fluor Daniel GTI, Inc., in Columbia, Maryland, and was responsible for all business development and profit and loss in five states and the District of Columbia with sales of $15 million annually. Mr. Megless also served as Northeast District Manager for Westinghouse Remediation Services. His region encompassed 13 states and three operational offices generating sales in excess of $25 million annually. Previously, Mr. Megless served as Vice President of Finance for Roy F. Weston, Inc. Responsibilities included all corporate financial reporting requirements for this NASDAQ-traded company during a period of dramatic growth from 500 employees to over 2,500 employees and from $50 million to over $250 million in revenues. Mr. Megless also directed all financial aspects of Weston’s IPO in addition to a secondary offering and bond issue. Mr. Megless earned a B.S. in accounting from Villanova University and an M.B.A. in management and applied economics from Widener University.
Francis X. Ryan. On October 4, 2005, Francis Ryan was elected to serve on the Board of Directors of Horne International, Inc. Mr. Ryan also serves as the Chairman of the Audit Committee of the Horne International, Inc.’s Board of Directors. Mr. Ryan has served as President of FX Ryan & Associates from 1991 to the present. FX Ryan & Associates is in the business of management consulting. Mr. Ryan has an extensive background in finance and accounting. Prior to serving as President of FX Ryan & Associates; he served as Chief Operating Officer (COO) and Executive Vice President of Berwick Industries from November 1990 to August 1991 and further served as the Chief Financial Officer (CFO) of Murray Corporation from August 1988 to July 1990. In addition to serving as the Audit Committee Chairman of the Board of Directors of Horne International, Inc., and as a member of the Compensation Committee of the Company Board of Directors, Mr. Ryan also serves as the Chairman of the Audit Committee and member of the Board of Directors for Paradigm Holdings, Inc. and was a member of the Board of Directors of Fawn Industries until 2006. Mr. Ryan was elected to the Board of Directors of Carrollton Bank in January 2007. Mr. Ryan is also currently on the Board of Directors of St. Agnes Hospital in Baltimore, Maryland, and serves as Chairman of the Audit Committee for said Board of Directors. Previously, Mr. Ryan served as the Chairman of the Finance Committee for the St. Agnes Hospital Board of Directors. Mr. Ryan earned a B.S. in economics from Mt. St. Mary’s College (1973, Summa Cum Laude) and an M.B.A. with concentration in finance from the University of Maryland (1977). Mr. Ryan is also certified as a Public Accountant by the Commonwealth of Pennsylvania. Mr. Ryan has acquired an understanding of generally accepted accounting principles and financial statements, an understanding of internal controls and procedures for financial reporting, and an understanding of audit committee functions as well as the ability to prepare, audit, analyze, and evaluate complex financial statements through his extensive experience and education.
Kelvin D. Armstrong. Kelvin Armstrong was elected to the Horne International, Inc.’s Board of Directors in October 2003 and has served continuously as a director through the present. Mr. Armstrong currently owns and operates KellyOak Enterprises, Ltd. (KellyOak), an investment and property management firm, and KOEL Enterprises, Ltd., a consulting firm that provides consulting and management services to companies in the automotive industry that are experiencing financial difficulties. Mr. Armstrong has owned and operated the aforementioned KOEL Enterprises, Ltd. from 1998 to the present and KellyOak from 1982 to the present.
Karl Heer. Karl Heer was elected to the Horne International, Inc.’s Board of Directors in October 2003, and he has served as a Director continuously through the present. Mr. Heer has co-owned and operated Nautic Distributors, LTD, from 1986 to the present. Based in Richmond, British Columbia, Canada, Nautic Distributors is a distributor of sporting products throughout Canada. As co-owner and operator of Nautic Distributors, Mr. Heer is responsible for the daily operations of the business. Mr. Heer’s responsibilities include marketing, purchasing, sales, inventory control, personnel, and corporate finance.
L. Kenneth Johnson. L. Kenneth Johnson was elected to serve on the Horne International, Inc. Board of Directors on April 27, 2006. Mr. Johnson also serves as a member of the Compensation Committee for Horne International,

Inc. Currently, Mr. Johnson is a member of the INPUT Consulting Group. Prior to becoming a member of the INPUT Consulting Group Mr. Johnson served as the President of U.S. Operations for CACI International, Inc. for the period of 1999 to 2004. As President of U.S. Operations of CACI, Mr. Johnson managed the company’s largest subsidiary unit with primary operations in the Federal Solutions marketplace. Mr. Johnson has also served on the Board of Directors for Internosis, Inc. and American Systems Corporation.
John A. Moore, Jr. John A. Moore, Jr. was elected to the Horne International, Inc. Board of Directors on April 27, 2006. Mr. Moore currently serves as the Chairman of the Compensation Committee as well as a member of the Audit Committee. Mr. Moore has served as the Executive Vice President and Chief Financial Officer (CFO) of Mantech International Corporation. Mr. Moore has extensive experience in strategic planning, corporate compliance, and proposal preparation and pricing in the Federal Solutions marketplace. Mr. Moore has served on the Board of Directors for Mantech International Corporation and currently serves on the Board of Directors of Global Secure Corporation and Paradigm Holdings, Inc. Mr. Moore is also a member of the Board of Visitors for the University of Maryland, Robert H. Smith School of Business.
Paige E. Shannon Paige E. Shannon joined Horne International, Inc. on December 5, 2005 as Corporate Secretary and General Counsel. Prior to joining Horne International, Inc., Ms. Shannon served as General Counsel for Infinite Computer Solutions, Inc. from February, 2002 through November, 2005. In her role as General Counsel for Infinite Computer Solutions, Inc., Ms. Shannon was responsible for managing all corporate legal matters as well as for providing advice and counsel to management on a broad range of issues including domestic and international contracts, litigation, employment, intellectual property and corporate governance.
Herman F. Hewitt, Jr. Herman F. Hewitt, Jr. joined Horne International, Inc. on October 18, 2006 as Vice President of Business Development and Strategic Growth. Prior to joining the Company, Mr. Hewitt served as Director and Business Development Manager of the Federal Enterprise Solutions Group of Siemans Building Technologies for the period of July, 2001 through early October, 2006. In his role with Siemens, Mr. Hewitt led business development activities for Federal Market Programs for Security Systems, Energy, building Automation and Fire Safety business segments. In addition to his role as the Director and Business Development Manager of the Federal Enterprise Solutions Group of Siemens, Mr. Hewitt also served as the Director of Business for Siemens Business Services. As the Director of Business, Mr. Hewitt was responsible for the coordination of the Federal pipeline management, proposal development, practice development, business management and delivery. Prior to joining the Siemens organization, Mr. Hewitt served as the Director of Business Operations for ACS Government Services. Mr. Hewitt’s activities at ACS included planning, organizing and directing professional staff involved in the preparation and maintenance of management control systems for large, highly complex Seat Management contract, programs and projects.
Pursuant to the Agreement and Plan of Merger entered into at the time of the Horne Engineering acquisition, Darryl K. Horne and Michael M. Megless were both appointed as directors.
CODE OF ETHICS
The Company has adopted a Code of Ethics applicable to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, and/or other persons performing similar functions. A copy of the written Code of Ethics is attached as an exhibit to this Annual Report. The Code of Ethics can also be found in the Corporate Governance section of the Company’s website located on the web at http:/www.horne.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent (10%) of a registered class of Horne International, Inc. equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent (10%) of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have timely filed all required Forms 3, 4, and 5 and any amendments thereto.
AUDIT COMMITTEE AND FINANCIAL EXPERT
The Company formed an audit committee on October 4, 2005 and adopted the Charter of the Audit Committee on April 27, 2006. A copy of the Audit Committee Charter is attached as an exhibit to this Annual Report. Francis X. Ryan was appointed as Chairman upon the Committee’s formation.. On July 20, 2006, John A. Moore, Jr. was appointed by the Board of Directors to serve as a member of the Audit Committee. The Company’s Board has determined that both Mr. Ryan and Mr. Moore qualify as an audit committee financial expert as defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended and are independent as defined in NASDAQ marketplace Rule 4200(a)(5).
Item 11. Executive Compensation.
Compensation Discussion and Analysis:
Although our executive compensation program is generally applicable to each of our senior management, this Compensation Discussion and Analysis focuses primarily on the program as applied to our CEO, CFO and each of our other “named executive officers” as defined under applicable SEC rules. Our “named executive officers” for 2006 were our CEO, Darryl K. Horne, our CFO, Michael M. Megless, our General Counsel, Paige E. Shannon, and our former COO, Charles S. Mahan. Mr. Mahan resigned his position with the Company effective January 15, 2007.
Executive Compensation Policy and General Philosophy
We recognize that our long term success depends on our ability to provide innovative, comprehensive and quality services and products to the marketplace. Attracting and retaining highly talented individuals at all levels of the organization who are committed to the Company’s core values of excellence and integrity requires us to maintain competitive compensation programs. Our Executive Compensation Program is based upon the same objectives that guide us in establishing all of our Compensation Programs. The Company compensates its senior management with a blend of base salary, bonus and equity compensation designed to be competitive with comparable employers and to align management’s incentives with our long term goals and the best interests of our stockholders.
Compensation of our Chief Executive Officer and Chief Financial Officer are substantially affected by the employment agreements each of these individuals entered into in connection with our acquisition of Horne Engineering in May, 2005. As described herein under the section titled “Employment Contracts and Termination of Employment and Change of Control Agreements” these employment agreements establish minimum base salaries for these executives, subject to annual review and increase by the Board of Directors, discretionary annual cash bonuses, certain payments and benefits upon termination of employment, including accelerated vesting of options and participation in any executive bonus and stock based incentive programs established by us from time to time. The employment agreements were a condition to the closing of the Horne Engineering acquisition, and reflected our view of the value of obtaining the experience and leadership skills of each of Mr. Horne and Mr. Megless. In addition, Mr. Horne received a substantial equity interest in our Company in consideration for his Horne Engineering shares. We believe that for compensatory purposes, Mr. Horne’s equity interest aligns his objectives with those of the stockholders generally and our Board takes this factor into account in compensation determinations with respect to Mr. Horne.

Components of Executive Compensation for 2006
For 2006 the compensation of executives consisted of the same three components as were provided to other levels of management—base salary, cash bonus award and equity compensation.
Base Salaries
Base salary is the fixed element of employees’ annual compensation. The value of base salary reflects the employee’s long term performance, skill set and the market value of that skill set. For both the Chief Executive Officer and the Chief Financial Officer, minimum base salaries are established by employment contracts which were entered into on May 11, 2005 in connections with the Company’s acquisition of Horne Engineering. For a period of five (5) years beginning on May 11, 2005, Darryl K. Horne, Chief Executive Officer is entitled to receive an annual base salary of $375,000. For a period of three (3) years beginning on May 11, 2005, Michael M. Megless is entitled to receive an annual base salary of $260,000. The base salaries of the Chief Executive Officer and the Chief Financial Officer were determined to be appropriate based upon both Mr. Horne and Mr. Megless’ respective skill sets, knowledge of the marketplace, and historical knowledge of Horne Engineering Services, LLC. The Company’s Chief Operating Officer, Charles S. Mahan earned a base salary of $275,000. The amount of Mr. Mahan’s base salary was established based upon Mr. Mahan’s skills, reputation, and industry knowledge. In 2006, our Corporate Secretary and General Counsel, Paige E. Shannon was paid an annual base salary of $140,000. Ms. Shannon’s annual salary is based upon her education, skills and extensive experience. Each of the base salaries paid to our “named executive officers” who include our CEO, CFO, COO and Secretary and General Counsel are comparable to other companies of similar size and revenue.
In February, 2007, our Board, at the request of the CEO and CFO did modify the salary of those executives. Mr. Horne’s base salary was reduced to $337,500 and Mr. Megless’ base salary was reduced to $234,000. The modifications were made based upon the Company’s overall performance during 2006. Neither Mr. Horne nor Mr. Megless have waived the base salary provisions of their employment contracts. The Compensation Committee of the Board will review the base salaries of Mssrs. Horne and Megless periodically in the future.
For 2006, the Company determined that a range of $140,000 to $190,000 for base annual salaries for senior level management was appropriate. In determining the base salaries of senior level management, we considered the individual employee’s skill set and the market value of that skill set and for employees who have served the Company for at least twelve (12) months, that employee’s overall performance.
Performance and Incentive Cash Bonuses
The Company’s practice is to award annual cash bonuses with the purpose of aligning employees’ goals with the Company’s overall performance objectives. Cash bonuses are awarded to senior level management based upon the Company’s overall performance and the individual employee’s overall performance. In 2006, we did not award any cash bonuses to the Chief Executive Officer, Chief Financial Officer nor any other named executive officer as the Company’s overall performance did not warrant the payment of cash bonuses. In 2007, the Compensation Committee of the Board of Directors, established on January 1, 2007, will set the performance goals and objectives as well as recommend to the Board of Directors the overall compensation of the Chief Executive Officer. In addition, the Compensation Committee will further review the compensation of each of the five (5) most highly compensated employees. The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management.
Equity Compensation
Historically, the primary form of equity compensation awarded by the Company has been non-statutory stock options. The Spectrum Sciences & Software Holdings Corp. Non-Statutory Stock Option Plan was approved by the stockholders in 2004. The Plan permits the Company to distribute up to thirty million stock options to employees, consultants and advisors of the Company. In 2006, the Company distributed 1,534,704 options to employees of Horne International, Inc. The awards of stock options were based upon the recipients’ length of service to Horne International, Inc. and /or one if its subsidiaries. In addition, several senior level managers who were hired during 2006 were awarded between 50,000 and 180,000 stock options at the time of hire. The equity compensation awarded to newly hired senior level management was granted as an incentive to join the Company and to encourage long term employment with the Company. In general, the stock options awarded to senior level managers during 2006 are subject to a graduated vesting schedule and may also be tied to the individual employee’s achievement of specific performance goals.
In 2006, the Chief Executive Officer did not receive any equity compensation. The Chief Financial Officer received 326,353 immediately vested stock options which were based upon his long term performance, skill set and as an inducement to continue in his position. No other named executive officer was awarded any equity compensation during 2006. In 2007, the amount of equity compensation to which the Chief Executive Officer may be entitled shall be determined by the Compensation Committee and recommended for approval by the Board of Directors. The equity compensation of the top five (5) most highly compensated employees, including the Chief Financial Officer will be reviewed by the Compensation Committee of the Board of Directors.
Employee Benefits
The Company offers core employees benefits coverage in order to provide our workforce with a reasonable level of financial support in the event of illness or injury and enhance productivity and job satisfaction with programs that recognize the importance of achieving a balance between work and the employee’s life. The benefits available to all employees, including executive officers and senior level management of Horne International, Inc. and each of its subsidiaries’ are substantially similar and include medical and dental coverage, short term and long term disability insurance, basic life insurance and a 401(K) Retirement Savings Plan. The cost of employee benefits is partially borne by the employee, including each executive officer.
Severance Benefits
The Company does not currently have a comprehensive severance plan. In general, Company employees who are involuntarily terminated not for cause are granted one week of their base salary for each year the employee served the Company up to a maximum of eight weeks of pay. In the event Darryl K. Horne, Chief Executive Officer, is terminated not for cause or voluntarily terminates his employment for good reason, he may be entitled to continue to receive his base annual salary, bonus compensation, if any, and any and all fringe and medical benefits as provided for by the terms of his Employment Agreement for a period of twelve (12) months. In the event Michael M. Megless, Chief Financial Officer, is terminated not for cause or voluntarily terminates his employment for good reason, he may be entitled to continue to receive his annual base salary, bonus compensation, if any, and any and all fringe and medical benefits as provided for by the terms of his Employment Agreement. The termination benefits afforded Mssrs. Horne and Megless were negotiated at the time of the acquisition of Horne Engineering and were deemed by the Board at that time as necessary and desirable to procure those individuals services for the Company and to consummate the acquisition. Mr. Mahan resigned his position and as such was not entitled to any severance benefits. Paige E Shannon, our Corporate Secretary and General Counsel is entitled only to the severance benefits described above applicable to all employees.
Perquisites and Other Benefits
The Company does not provide significant perquisites to the executive officers except that the Chief Executive Officer and the Chief Financial Officer each receive a monthly car allowance. In 2006, the total car allowance for Darryl K. Horne was $26,505. In 2006, the total car allowance for Michael M. Megless was $8,005. Both Mr. Horne and Mr. Megless will continue to receive a monthly car allowance in 2007. In addition to the above, the Company does provide both Mr. Horne and Mr. Megless with memberships to certain clubs. The annual value of the club membership does not exceed $5,000 for each executive. In 2007, the Compensation Committee will review and recommend all perquisites and other benefits afforded to our CEO, CFO and other named executive officers.
Board of Directors Report on Compensation Discussion and Analysis
The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report. Based on the foregoing review and discussions, the Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report.

Summary Compensation Table

	Principal		Base	Option	All Other		Total
Name	Position	Year	Salary	Awards	Compensation		Compensation
Darryl K. Horne	Chief Executive Officer	2006	$375,000	—	$39,225	(1)	$414,225
Michael M. Megless	Chief Financial Officer	2006	$260,000	$35,897	$16,640	(2)	$312,537
Charles S. Mahan	Chief Operating Officer	2006	$126,922	—	$27,143	(3)	$154,065
Paige E. Shannon	General Counsel	2006	$140,000	—	$—		$140,000

(1)	Mr. Horne’s all other compensation includes $26,505 for automobile and related expenses, $4,820 for club dues, and $7,900 for life insurance premiums paid by the Company to benefit Mr. Horne.

(2)	Mr. Megless’ all other compensation includes $8,005 for automobile and related expenses, $1,135 for club dues, and $7,500 of club initiation fees

(3)	Mr. Mahan’s all other compensation includes $5,210 for automobile and related expenses, $10,782, for housing, $6,042 for travel and related expenses, and $4,676 for per diems and miscellaneous expenses.
EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS
On May 11, 2005, Darryl K. Horne entered into an employment agreement with the Company that provided for his appointment as CEO and President upon the filing of our quarterly report with the Securities and Exchange Commission (SEC) for the quarter ending March 31, 2005. The employment agreement was subsequently amended on May 23, 2005, to provide for Mr. Horne’s appointment upon our filing with the SEC of a certain amendment to the quarterly report. On June 7, 2005, the amendment to the quarterly report was filed with the SEC, and Mr. Horne assumed the position of CEO and President. Mr. Horne’s employment agreement provides for his employment as the CEO and President of the Company until May 11, 2010, with automatic renewals thereafter for one-year terms unless either party provides notice of intent to terminate the agreement. Mr. Horne will be compensated with an annual base salary in the amount of $375,000, subject to annual increase by the Board, and will be eligible to participate in any Company-sponsored incentive program that permits, allows or provides for award of stock, restricted stock or options in the Company or similar incentive equity interest plan. Mr. Horne will also be entitled to reimbursement for necessary and properly vouchered client-related business or entertainment expenses incurred in the performance of his duties, five (5) weeks of paid vacation (200 hours) annually, a reasonable monthly car allowance and fringe benefits generally available to Company employees in accordance with Company programs, including personal leave, paid holidays, and disability, dental, vision, and group health insurance plans. In the event Mr. Horne’s employment is terminated by the Company, without just cause or if Mr. Horne were to terminate for good reason, as defined by the agreement, prior to the expiration of the original employment period or any renewal term, Mr. Horne shall be entitled to certain benefits including the continuation for a period of twelve months from the date of termination of his base salary, bonus compensation, and medical benefits provided by the Company. In addition, Mr. Horne’s interest in any stock options, restricted stock or other equity interest in the Company for which he is eligible or may have become eligible during the employment period shall vest fully on the date of termination. The benefits payable to Mr. Horne would have a value of $375,000 for base salary and $10,850 for medical and other benefits provided by the Company. The total benefits payable to Mr. Horne in the event of his termination without cause or his resignation for good reason is $385,850. In the event Mr. Horne were to become permanently disabled, the Company, upon thirty days notice, could terminate Mr. Horne’s employment. If Mr. Horne’s employment is terminated due to his permanent disability, the Company is obligated to pay to Mr. Horne an amount equal to three months of his base pay, all bonuses to which was entitled at the time of his termination and the Company must provide Mr. Horne benefits, including health benefits for a period of three months from the date of termination. The benefits payable to Mr. Horne in the event of termination due to disability would have a value of $93,750 for base salary and $2,712 for other benefits provided by the Company. The total benefits payable to Mr. Horne in the event of his termination due to disability is $96,462. Each of the amounts payable upon termination, as described above, assume Mr. Horne’s termination as of March 15, 2007. In the event Mr. Horne were to be terminated for cause then he would only be entitled to receive payment of salary accrued up to the date of termination. In addition, upon the termination of his employment, Mr. Horne is prohibited, for a period of no more than two years depending upon the cause for termination, from: (a) owning, managing, controlling, or financing or being connected, with certain exceptions, as a proprietor, partner, stockholder, officer, director, principal, agent, representative, joint venturer, investor, lender, consultant with or permit his name to be used in connection with any business engaged in competition with business conducted by the Company; (b) solicit from a customer or client of the Company to cease to do business with or limit the amount of business done with the Company; and (c) solicit any employee to terminate their employment with the Company. The employment agreement does also indemnify Mr. Horne, to the extent permitted by the law, for all losses, claims, damage and liabilities, expenses, judgments, fines, settlements and other amounts arising from claims and demands in which he may be involved or threatened to be involved by reason of his status as an officer or director provided Mr. Horne has acted in good faith and without gross negligence or willful misconduct.
On May 11, 2005, Michael M. Megless entered into an employment agreement with the Company that provided for his appointment as CFO of the Company upon the filing of the Company’s quarterly report with the SEC for the quarter ending March 31, 2005. The employment agreement was subsequently amended on May 23, 2005 to provide for Mr. Megless’ appointment upon the Company’s filing with the SEC of a certain amendment to the quarterly report. On June 7, 2005, the amendment to the quarterly report was filed with the SEC and Mr. Megless assumed the position of CFO of the Company. Mr. Megless’ employment agreement provides for his employment as the CFO of the Company until May 11, 2008, with automatic renewals thereafter for one year terms unless either party provides notice of intent to terminate the agreement. For his service as the CFO of the Company, Mr. Megless will be compensated with an annual base salary in the amount of $260,000 and will be eligible to participate in any Company-sponsored incentive program that permits, allows or provides for award of stock, restricted stock or options in the Company or similar incentive equity interest plan. Mr. Megless will also be entitled to reimbursement for necessary and properly vouchered client-related business or entertainment expenses incurred in the performance of his duties, five (5) weeks of paid vacation (200 hours) annually, a reasonable monthly car allowance and fringe benefits generally available to Company employees in accordance with Company programs, including personal leave, paid holidays, disability, and dental vision, and group health insurance plans. In the event Mr. Megless’ employment is terminated by the Company, without just cause or if Mr. Megless were to terminate for good reason, as defined by the agreement, prior to the expiration of the original employment period or any renewal term, Mr. Megless shall be entitled to certain benefits including the continuation for a period of twelve months from the date of termination of his base salary, bonus compensation, and medical benefits provided by the Company. In addition, Mr. Megless’ interest in any stock options, restricted stock or other equity interest in the Company for which he is eligible or may have become eligible during the employment period shall vest fully on the date of termination. The benefits payable to Mr. Megless would have a value of $260,000 for base salary and $10,850 for medical and other benefits provided by the Company. The total benefits payable to Mr. Megless in the event of his termination without cause or his resignation for good reason is $270,850. In the event Mr. Megless were to become permanently disabled, the Company, upon thirty days notice, could terminate Mr. Megless’ employment. If Mr. Megless’ employment is terminated due to his permanent disability, the Company is obligated to pay to Mr. Megless an amount equal to three months of his base pay, all bonuses to which was entitled at the time of his termination and the Company must provide Mr. Megless benefits, including health benefits for a period of three months from the date of termination. The benefits payable to Mr. Megless in the event of termination due to disability would have a value of $65,000 for base salary and $2,712 for other benefits provided by the Company. The total benefits payable to Mr. Megless in the event of his termination due to disability is $67,712. Each of the amounts payable upon termination, as described above, assume Mr. Megless’ termination as of March 15, 2007. In the event Mr. Megless were to be terminated for good cause then he would only be entitled to receive payment of salary accrued up to the date of termination. In addition, upon the termination of his employment, Mr. Megless is prohibited, for a period of no more than two years depending upon the cause for termination, from: (a) owning, managing, controlling, or financing or being connected, with certain exceptions, as a proprietor, partner, stockholder, officer, director, principal, agent, representative, joint venturer, investor, lender, consultant with or permit his name to be used in connection with any business engaged in competition with business conducted by the Company; (b) solicit from a customer or client of the Company to cease to do business with or limit the amount of business done with the Company; and (c) solicit any employee to terminate their employment with the Company. The employment agreement does also indemnify Mr. Megless, to the extent permitted by the law, for all losses, claims, damage and liabilities, expenses, judgments, fines, settlements and other amounts arising from claims and demands in which he may be involved or threatened to be involved by reason of his status as an officer or director provided Mr. Megless has acted in good faith and without gross negligence or willful misconduct.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions:
In 2006, Horne International, Inc. did not have a standing Compensation Committee as the salaries of the Chief Executive Officer and Chief Financial Officer were set by the terms of the employment agreements signed at the time of the acquisition of Horne Engineering. A Compensation Committee was established by the Board of Directors on January 1, 2007. In 2007, the Compensation Committee of the Board of Directors, established on January 1, 2007, will set the performance goals and objectives as well as recommend to the Board of Directors the overall compensation of the Chief Executive Officer. In addition, the Compensation Committee will further review the compensation of each of the five (5) most highly compensated employees. The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management. The compensation of the Chief Executive Officer and the Chief Financial Officer were decided by the Board of Directors as a whole during 2005. The executive management of Horne International, Inc. with the advice of the members of the Board of Directors determines the compensation for senior level management. Executives and members of the Board of Directors who participated in deliberations concerning executive officer compensation and senior level management compensation include Darryl K. Horne, Michael M. Megless, John A. Moore, Jr., Francis X. Ryan, L. Kenneth Johnson, Kelvin Armstrong and Karl Heer. Darryl Horne and Michael Megless did not participate in any deliberations concerning the compensation of the Chief Executive Officer and Chief Financial Officer. No executive officer of our company has served on the board of directors or compensation committee of any other entity that has or had at any time during 2006, an executive officer who served as a member of our board of directors.
Outstanding Equity Awards at Fiscal Year End

	Number of Securities		Equity Incentive Plan Awards	Option	Option
	Underlying Unexercised Options		Number of Securities Underlying	Exercise	Expiration
Name	at December 31, 2006		Unexercised Unearned Options	Price	Date
	Exercisable	Unexercisable
Darryl K. Horne	—	—
Michael M. Megless	326,353	—	—	$1.55	1/22/2008
Charles S. Mahan	—	—
Paige E. Shannon	—	—			—

1.	The options issued to Michael Megless are not in the money. The option price is $1.55 and all options were issued on January 26, 2006.

2.	There were no shares acquired by any of the above named individuals.
Grants of Plan Based Awards in 2006

Named Executive	Grant	Option	Exercise
Officer	Date	Awards	Price
Darryl K. Horne	N/A	—	$—
Michael M. Megless	1/23/2006	326,353	$1.55
Paige E. Shannon	N/A	—	$—
Charles S. Mahan	N/A	—	$—

Director Compensation

	Fees Earned	Option	Option	All Other	Total
Name	or Paid in Cash	Awards	Value	Compensation	Compensation
Kelvin D. Armstrong	$44,000	30,000	$1,454	$—	$45,454
Karl Heer	$40,000	30,000	$1,454	$—	$41,454
L. Kenneth Johnson	$20,000	30,000	$1,454	$—	$21,454
John A. Moore	$27,000	30,000	$1,454	$—	$28,454
Francis X. Ryan	$58,000	30,000	$1,454	$—	$59,454

1.	Directors who are also employees of the Company do not receive any additional compensation for their service on the Board of Directors.

2.	Total number of options held by each Director is disclosed Item 12 Security Ownership of Certain Beneficial Owners and Management. The total expense recorded for the 150,000 directors’ stock options issued in 2006 is $7,271.
Prior to August 1, 2006, the compensation for a non-employee member of the Board of Directors was $4,000 per month plus $1,000 for special meetings. Effective August 1, 2006, non-employee members of the Board of Directors receive $28,000 per year payable quarterly, $1,000 for each meeting attended, and annually receive 30,000 options that vest equally over the succeeding three years. Committee chairmen receive additional compensation that varies depending on the committee. The Audit Committee Chairman is paid additional annual cash compensation of $10,000 and each member of the Audit Committee is paid additional annual cash compensation of $5,000. The Chairman of any other board committees receives additional annual cash compensation in the amount of $5,000. All board committee members also receive a $1,000 meeting fee for attending committee meetings.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth as of March 15, 2007 certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5% of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed with the Securities and Exchange Commission pursuant to the Exchange Act with respect to ownership of the Company’s common stock. As of March 15, 2007, there were 41,774,082 shares of the Company’s common stock outstanding.

Name and Address	Number of Shares		Percentage
of Beneficial Owner (1)	Beneficially Owned (2)		of Class
Darryl K. Horne	4,877,007		11.7%
Michael M. Megless	336,846	a	*
Kelvin D. Armstrong	494,000	b	1.2%
Karl Heer	480,000	b	1.1%
L. Kenneth Johnson	30,000	c	*
John A. Moore	50,000	c	*
Francis X. Ryan	30,000	c	*
Charles S. Mahan (3)	—		*
Paige E Shannon	—		*
Total Directors and Executive Officers	6,297,853		14.6%
Trevor Foster (4)	2,800,000		6.7%
P.O. Box 450 Hickman CA 95323

*	Less than 1% of the outstanding common stock.

(1)	Except as otherwise noted, the address for each person listed in this table is c/o Horne International, Inc., Suite 300, Fairfax, Virginia 22031.

(2)	Beneficial ownership of shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. The number of shares beneficially owned by a person includes shares of common stock that the person had the right to acquire pursuant to options exercisable within 60 days of March 15, 2006. Shares issuable pursuant to options are deemed outstanding for calculating the percentage ownership of the person holding the options but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person.

(3)	Charles S. Mahan resigned as COO effective January 15, 2007.

(4)	Information is based solely upon a Schedule 13G/A filed by Trevor Foster on February 2, 2007.

(a)	Includes 326,353 shares of common stock issuable pursuant to options.

(b)	Includes 480,000 shares of common stock issuable pursuant to options.

(c)	Includes 30,000 shares of common stock issuable pursuant to options.
(b) Equity Compensation Plans. The following table summarizes our equity compensation plans as of December 31, 2007:

			Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0 (1)	$0	1,000,000
Equity compensation plans not approved by security holders	3,104,476 (2)	$1.51	5,777,264

Total	3,104,476		6,777,264

(1)	Represents stock options issued pursuant to the Company’s 2004 Non-Statutory Stock Option Plan.

(2)	Represents stock options issued pursuant to the Company’s Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan and the Company’s Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.
In March 2004, shareholders approved the stock option plan in an amount of 10,000,000 shares. Under this plan, the Company issued 9,000,000 options that were subsequently exercised in 2004. In April 2004, the Company’s Board of Directors amended the plan to increase the amount of options available under the plan to 30,000,000. All option grants subsequent to this amendment have been issued under the amended plan. The amended plan has not been approved by shareholders.
Item 13. Certain Relationships and Related-Transactions.
None.

Item 14. Principal Accountant Fees and Services.
Fees Paid to the Independent Auditors
The following table presents fees for professional audit services rendered by Grant Thornton and Tedder, James, Worden & Associates, P.A. (“Tedder”), for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005, respectively, and fees filed for other services rendered by the respective firms during those periods. The audit related fees in 2006 relate exclusively to Tedder for fees associated with M&M and consent fees for the 2006 Form 10-K.

	2006	2005
Audit Fees	$219,230	$265,000
Audit-Related Fees	$70,000	$—
Tax Fees	$—	$6,000
All Other Fees	$1,193	$—

Total	$290,423	$271,000

All of the fees listed above were approved under the approval provisions of paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The fees listed above under “Audit Fees” relate to the integrated audit of our annual financial statement and internal control over financial reporting for the year ended December 31, 2006, including services for the reviews of the financial statements included in our quarterly reports filed on Form 10-Q for the 2006 period, and for services in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2005. The Audit Committee did not pre-approve the audit services related to the 2005 year-end audit as those services were contracted prior to the formation of the Audit Committee.
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

SPECTRUM SCIENCES & SOFTWARE HOLDINGS CORP.

Date: March 30, 2007	By:	/s/ Darryl K. Horne

	Name:	Darryl K. Horne
	Title:	Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Darryl K. Horne	Chief Executive Officer, Principal Executive Officer and Director	March 30, 2007

/s/ Michael M. Megless	Chief Financial Officer, Principal Financial and Accounting Officer and Director	March 30, 2007

/s/ Francis X. Ryan	Director	March 30, 2007

/s/ Kelvin D. Armstrong	Director	March 30, 2007

/s/ Karl Heer	Director	March 30, 2007

/s/ John A. Moore	Director	March 30, 2007

/s/ L. Kenneth Johnson	Director	March 30, 2007

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger among Silva Bay International, Inc., SSS Acquisition Company and Spectrum Sciences & Software, Inc., dated April 2, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on August 11, 2003).

2.2	Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc., Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005).

2.5	Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005).

2.6	Amendment and Waiver Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005).

2.7	Stock Purchase Agreement by and between Spectrum Sciences & Software Holdings Corp. and 53341 Newfoundland and Labrador Ltd. dated June 21, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2006).

2.8	Retraction Agreement by and between Spectrum Sciences & Software Holdings Corp. and M&M Engineering, Ltd. dated June 21, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2006).

3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.2	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

Exhibit
Number	Description
3.3	Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.4	Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.5	Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.6	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005).

3.7	Amendment to Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006).

3.8	Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006).

4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

4.2	Registration Rights Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005).

4.4	Revolving Note, dated March 2, 2006, by and among Spectrum Sciences & Software Holdings Corp., Horne Engineering Services, LLC and Bank of America, N.A. (previously filed on Form 10K, filed with the Securities and Exchange Commission on March 30, 2006).

10.3	Revolving Line of Credit Loan Agreement and Security Agreement, dated March 2, 2006, by and among Spectrum Sciences & Software Holdings Corp., Horne Engineering Services, LLC and Bank of America, N.A. (previously filed on Form 10K, filed with the Securities and Exchange Commission on March 30, 2006).

Exhibit
Number	Description
10.4	First Amendment to the Revolving Line of Credit Loan Agreement and Security Agreement dated November 30, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2006).

10.5*	Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

10.6*	First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005).

10.7*	Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

10.8*	First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005).

10.9*	2004 Non-Statutory Stock Option Plan, dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004).

10.10*	Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form S-8, filed with the Securities and Exchange Commission on April 21, 2004).

10.11*	Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004).

10.12*	Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, William H. Ham, Jr. and Nancy C. Gontarek, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004).

10.13*	Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, William H. Ham, Jr. and Nancy C. Gontarek, dated January 12, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005).

10.14*	Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer and William H. Ham, Jr., dated February 14, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2005).

Exhibit
Number	Description
10.17*	Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless, dated January 23, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2006).

10.18	Settlement and Standstill Agreement, dated November 17, 2005, by and among Robert Genovese, BG Capital Group Ltd. and Spectrum Sciences & Software Holdings Corp. (previously filed on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2006).

14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2004).

16	Letter of Tedder, James, Worden & Associates, P.A. to the Securities and Exchange Commission dated April 17, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2006).

21	List of Subsidiaries (filed herewith).

23.1	Accountant’s Consent, Grant Thornton LLP (filed herewith).

23.2	Accountant’s Consent, Tedder, James, Worden & Associates, P.A. (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Indicates management contract or compensatory arrangement.