Form 10-Q
period 2007-03-31
Horne International, Inc.
filed 2007-05-08
CIK 1229195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Yes ☐      No ☑
As of May 8, 2007 there were 41,774,082 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	March	December
	31, 2007	31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,424	$4,465
Receivables, net	3,117	5,170
Inventories	125	156
Prepaid expenses & other current assets	358	333

Total current assets	8,024	10,124

Property and equipment, net	5,628	5,737
Goodwill	3,529	3,529
Other intangibles, net	8,826	9,007
Investments in joint ventures	311	311
Other assets	1,193	1,356

TOTAL ASSETS	$27,511	$30,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$329	$717
Accrued expenses	2,117	2,517
Deferred revenues	335	319
Current portion of long-term debt	68	68

Total current liabilities	2,849	3,621
Long-term liabilities:
Long term debt, less current portion	1,909	1,926

TOTAL LIABILITIES	4,758	5,547

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 41,774,082 and 44,272,200 issued and outstanding	4	4
Additional paid-in capital	78,576	78,371
Accumulated deficit	(55,827)	(53,858)

Total stockholders’ equity	22,753	24,517

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,511	$30,064

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share amounts)

	Three months ended
	March 31,
	2007	2006
Revenues
Services	$2,486	$11,210
Products	512	1,536

Total	2,998	12,746

Cost of revenues
Services	2,131	9,770
Products	690	1,448

Total	2,821	11,218

Gross profit(loss)
Services	355	1,440
Products	(178)	88

Total	177	1,528

Operating expenses	2,294	1,784

Income (Loss) from operations	(2,117)	(256)

Total non-operating income (expense), net	150	16

Loss before provision for income taxes	(1,967)	(240)

Income tax benefit (expense)	(2)	2

Loss before discontinued operations	(1,969)	(238)

Loss from discontinued operations	—	(269)

Net Loss	$(1,969)	$(507)

Weighted average common shares outstanding:
Basic and diluted	41,406,035	44,072,200

Basic and diluted earnings per share
Loss from continuing operations	(0.05)	(0.01)
Loss from discontinued operations	0.00	(0.01)

Net loss	$(0.05)	$(0.01)

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars shown in 000’s except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of January 1, 2007	41,272,200	$4	$78,371	$(53,858)	$24,517

Net Loss				$(1,969)	$(1,969)
Stock Issuances	501,882	$—	$200		$200
Option Issuances			$5		$5

Balance as of March 31, 2007	41,774,082	$4	$78,576	$(55,827)	$22,753

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000’s)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities

Net loss from continuing operations	$(1,969)	$(238)
Adjustments to reconcile net loss to net cash used in operating activities
Stock option issued to employees	5	112
Depreciation/Amortization	353	157
Deferred income taxes	—	(1)
Decrease (increase) in balance sheet items
Receivables	2,053	(1,545)
Inventory	30	69
Prepaid Expenses	(25)	(311)
Accounts Payable	(189)	(499)
Accrued Expenses	(393)	419
Deferred Revenue	17	135
Other balance sheet changes	157	(134)

Net cash provided by(used in) continuing operations	38	(1,836)

Cash flows from investing activities
Purchase of property and equipment	(72)	(58)
Proceeds from the sale of equipment	10	1

Net cash used in investing activities	(62)	(57)

Cash flows from financing activities
Repayment of debt, net	(17)	(97)
Net repayments on lines of credit	—	376

Net cash (used in)provided by financing activities	(17)	279

Cash flows provided by discontinued operations Operating	—	898

Net decrease in cash and cash equivalents	(41)	(716)
Cash and cash equivalents at beginning of period	4,465	1,813

Cash and cash equivalents at end of period	$4,424	$1,097

Non-cash acquisitions of property & equipment totaled $0 and $125,000 for the periods ended March 31, 2007 and 2006, respectively.
The Company issued 501,882 shares of stock for the CEECO purchase earn-out during March 2007. This stock was valued at $200,000.
See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2007 and March 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented.
The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
The Company is headquartered in Fairfax, Virginia, and has three operating subsidiaries: Horne Engineering Services, LLC (Horne), Spectrum Sciences & Software Inc. (SSSI), and Coast Engine and Equipment Company (CEECO). The Company has three reportable segments: Security Solutions, Repair and Overhaul, and Services. Security Solutions includes the design and construction of munitions ground support equipment and containers for the shipping and storage of munitions. The Company’s Repair and Overhaul segment is engaged in providing specialized fabrication and maintenance for ships and maritime navigation systems. The Services segment focuses on providing program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, public outreach, and information technology services, including modeling and simulation, software development, GIS/geospatial products and services, and technology integration.
Revenue Recognition
The Company’s principal method of revenue recognition varies by segment. The Security Solutions segment uses percentage of completion, our Repair and Overhaul segment uses the completed contract method of revenue recognition, and our Services segment primarily uses cost plus on reimbursable time-and-materials contracts. The revenue on these contracts is recognized as costs are incurred. The Services segment does have a limited number of short-term fixed-price contracts where revenue is recognized as milestones are achieved. Although the Repair and Overhaul segment uses the completed contract method of revenue recognition, there is no material difference in the results of using completed contract versus percentage of completion due to the short-term nature of their contracts.
Security Solutions’ revenue on fixed-price contracts is generally recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract, which the Company believes is the best measure of progress towards completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, as necessary, revised on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.

HORNE INTERNATIONAL, INC.
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
The Company currently has a net operating loss carry forward of approximately $46,000,000 at March 31, 2007. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of previous changes in our equity ownership. The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement 109” in 2007. The Company currently has no uncertain tax provisions, thus the adoption of FIN 48 had no impact on the Company’s consolidated financial statements.
Earnings (Loss) Per Share
The Company reports its earnings (loss) per share (“EPS”) in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.
Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 2,624,011 and 6,854,030 were not included in the computation of diluted EPS for the three month periods ended March 31, 2007, and March 31, 2006, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per share in those periods.

HORNE INTERNATIONAL, INC.
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
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of one of the Company’s subsidiaries, M&M, was the Canadian dollar. In the accompanying consolidated financial statements, all operations of M&M, as reported in the discontinued operations line on the consolidated statements of operations, were translated at the average exchange rate in effect for the first quarter of 2006.
3. RECEIVABLES (000’s)
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	March	December
	31, 2007	31, 2006
Accounts Receivable
Billed AR	$1,824	$3,779
Unbilled AR	1,100	1,197
Holdbacks	177	194
Other	16	—

Total AR	$3,117	$5,170

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
4. INVENTORIES (000’s)
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories are summarized as follows:

	March	December
	31, 2007	31, 2006
Inventory
Raw materials, net of reserve	$113	$100
Work in Process	12	56
Finished Goods	—	—

Total Inventory	$125	$156

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
5. PROPERTY AND EQUIPMENT (000’s)

	March	December
	31, 2007	31, 2006
Property & Equipment
Land	$575	$575
Buildings & Improvements	4,261	4,270
Furniture & Fixtures	269	256
Manufacturing Equipment	1,306	1,283
Tools & Equipment	347	354
Office Equipment	646	644
Vehicles	283	303
Investment Property	221	221

Total	$7,908	$7,906

Accumulated Depreciation	(2,280)	(2,169)

Property & Equipment, net	$5,628	$5,737

6. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of a mortgage, collateralized by property in Ft. Walton Beach, Florida, totaling $1.9 million and capital lease of $0.1 million. The interest rate on the mortgage is at the U.S. federal funds rate plus 4% subject to certain interest rate floors and ceilings as specified in the agreements. The rate in effect at March 31, 2007 is 8.5%. The interest rate on the capital lease is 7.1%.
The Company also maintains a line of credit. This line of credit provides operating funds for normal business activities. This financing arrangement is described below.
Bank of America Facility
The Company may borrow up to $6.0 million to fund its U.S. operations under a line of credit agreement with Bank of America that expires on April 30, 2007. This agreement also provides for a $750,000 letter of credit sub-facility. The amount available under the line is determined by the outstanding accounts receivable of the U.S. operations less than 90 days old. The interest rate is calculated as the London Inter-Bank Offering Rate, plus 2.5% (7.82% at March 31, 2007). The Company had no amounts outstanding and approximately $1.5 million available under the line at March 31, 2007. Upon an Event of Default (as defined in the loan agreement), the lender may declare the entire unpaid principal amount plus any accrued but unpaid interest and all other amounts due under the loan agreement to be immediately due and payable. As security for the payment and performance of the Company’s obligations under the agreement, the Company has granted the lender a security interest in all of the assets of the Company. The loan also requires the Company to be in compliance with the financial covenants related to tangible net worth and earnings targets. As of March 31, 2007, the Company was not in compliance with the tangible net worth covenant.
7. STOCK TRANSACTIONS
On March 8, 2007, the Company issued 501,882 unregistered shares of stock to Louis and Marilyn Rogers in accordance with the Coast Engine and Equipment Co. acquisition agreement. This agreement contained an earn-out provision of up to $200,000 worth of Company stock at a 10 day average price centered on the two year anniversary of the acquisition or $0.3985 per share. The agreement also includes a share price guarantee based on the 10 day average share price centered on February 28, 2008. At March 31, 2007, the Company’s closing stock price was $0.37 per share. As such, if this were the average stock price as defined above, the Company would pay to the Rogers’ approximately $14,304 and reduce additional paid in capital by the same amount.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
8. STOCK-BASED COMPENSATION
The Company has a stock option plan available to compensate employees and Directors as deemed appropriate by senior management. During the first quarter of 2007, the Company granted a total of 230,000 non-vested options to two employees. These options vest over the next three years.
The table below summarizes our stock option activity during the three months ended March 31, 2007.

	Number		Weighted
	of Shares	Option Price	Average Price
Options outstanding January 1, 2007	3,104,476
Granted	230,000	0.52 - 0.53	0.53
Exercised	—
Cancelled	(710,465)	1.40 - 1.95	1.56

Options outstanding March 31, 2007	2,624,011

The following table summarizes information about the Company’s outstanding stock options at March 31, 2007.

Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.50	60,000	20,000	9.3
0.52	50,000	—	4.5
0.53	180,000	—	4.5
0.80	150,000	—	2.2
1.28	4,500	4,500	1.2
1.40	328,750	328,750	0.7
1.55	925,261	925,261	1.2
1.65	925,500	925,500	0.6

	2,624,011	2,204,011

9. SEGMENT INFORMATION
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Each of the Company’s operating subsidiaries is a reportable segment. The Security Solutions segment, SSSI, concentrates on the manufacturing of aircraft and munitions support equipment. The Repair and Overhaul segment, CEECO, provides on-board ship repair and fabrication services for the maritime industry. The Services segment, conducted by Horne Engineering, consists of program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, technology integration, and public outreach services.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

	For the Quarter ended March 31,
	2007	2006
Security Solutions
Total revenue	$586	$1,051
Gross Profit	(187)	(161)
Operating loss	$(376)	$(320)
Repair and Overhaul
Total revenue	$446	$797
Gross Profit	127	319
Operating (loss)gain	$(9)	$201
Services
Total revenue	$1,966	$10,898
Gross Profit	236	1,370
(loss)	$(105)	$867
Headquarters
Total revenue	—
Gross Profit	—
Operating loss	$(1,627)	$(1,004)
Total
Total revenue	$2,998	$12,746
Gross Profit	177	1,528
Operating loss	(2,117)	(256)
Non-Operating income	150	16
Net Loss before tax	$(1,967)	$(240)
10. COMMITMENTS AND CONTINGENCIES
Legal Matters
Our outstanding legal proceedings are described in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material developments regarding any of our outstanding legal proceedings during the first quarter of 2007 and through the filing date of this report.
11. SUBSEQUENT EVENTS
Line of Credit Expiration
Effective April 30, 2007, the Company’s line of credit with Bank of America expired. The Company is reviewing other financing options, but has not entered into any new financing agreements.
Procurement Contract
On April 24, 2007, the Company completed its obligations under a U.S. federal government material procurement contract with a value of approximately $7.0 million. Included in this transaction was the advance payment of $3.25 million to the vendor with the remaining amount due under normal business terms.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended December 31, 2006.
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
DESCRIPTION OF THE COMPANY
The Company provides a variety of goods and services through its three wholly-owned subsidiaries: SSSI, CEECO and Horne. The Company’s business is comprised of three segments: Security Solutions, Repair and Overhaul, and Services. The following section details the business for each segment, major customers and key operational issues. The segments depicted are predominantly involved in U.S. government contracting focusing on the Department of Homeland Security, Department of Defense, and the Department of Transportation with a specific emphasis on national security, transportation, the environment, and munitions management.
The Security Solutions segment specializes in manufacturing and the production of specialized and standard ground support equipment for the United States Department of Defense and other governmental and commercial contractors. The manufacturing operation concentrates on munitions transport and packaging equipment under contracts for Advanced Medium Range Air-to-Air Missile (AMRAAM) support, Navy launch tubes, and aircraft maintenance equipment.
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
We believe that the following critical accounting policies, among others, require us to make significant estimates and judgments in the preparation of our financial statements:
Revenue Recognition
The Company’s principal method of revenue recognition varies by segment. The Security Solutions segment uses percentage of completion, our Repair and Overhaul segment uses the completed contract method of revenue recognition, and our Services segment primarily uses cost plus on reimbursable time-and-materials contracts. The revenue on these contracts is recognized as costs are incurred. The Services segment does have a limited number of short-term fixed-price contracts where revenue is recognized as milestones are achieved. Although the Repair and Overhaul segment uses the completed contract method of revenue recognition, there is no material difference in the results of using completed contract versus percentage of completion due to the short-term nature of their contracts.
Security Solutions’ revenue on fixed-price contracts is generally recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract, which the Company believes is the best measure of progress towards completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, as necessary, revised on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.
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

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Operating Loss Carryforwards
We have not recognized the benefit in our financial statements with respect to approximately $46,000,000 net operating loss carryforward for federal income tax purposes as of March 31, 2007. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest, and, possibly, penalties prospectively.
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
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
FISCAL QUARTER ENDED MARCH 31, 2007 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 2006
Consolidated Overview

	For the Quarter ended March 31,
	(numbers in 000’s)
	2007		2006
Total Company
Total revenue	$2,998	100.0%	$12,746	100.0%
Gross Profit	177	5.9%	1,528	12.0%
Operating loss	(2,117)	-70.6%	(256)	-2.0%
Revenue for the quarter ended March 31, 2007 decreased on a year-over-year basis by 76.5%, as compared to the quarter ended March 31, 2006, primarily due to less material procurement revenue ($5.1 million), less acquisition support revenue ($2.1 million), and a decrease in revenue streams across all segments. Specific revenue decreases are discussed in each segment. Gross margin as a percentage of sales decreased from 2006 due to a lower volume of work at our Services segment, a loss on a container order, and the lack of tower work. The revenue volume in our Services segment, primarily from material procurement and acquisition support services, comprised approximately 86% of our first quarter 2006 revenue volume and was able to absorb the negative gross profit from the Security Solutions segment. In 2006, the significant amount of revenue from the Services segment was able to offset the losses from Security Solutions and maintain an overall company gross margin of 12%. In 2007, the revenue from the Services segment is not sufficient to maintain the overall gross margin for the Company.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue for the second quarter of 2007 is expected to increase from the first quarter levels as a result of newly contracted material procurement, expansion of our Customs and Border Protection staffing, and continued results in our business development efforts.
The overall operating loss increased from 2006 primarily due to decreased gross profit of $1.3 million, intangible amortization of $181,000, and increased headquarters staffing costs of $240,000.
The Company has taken several steps towards reducing its non-productive assets and underutilized staffing during the first quarter of 2007. We have closed or made the decision to close four locations and reduced staff by approximately 29 people during the quarter. The staff reduction does not include staff eliminated due to project completion. The expected annual savings of these reductions is approximately $2.5 million dollars. We expect to see these cost savings reflected as reduced operating costs in future quarters.
Security Solutions

	For the Quarter ended March 31,
	(numbers in 000’s)
	2007		2006
Security Solutions
Total revenue	$586	100.0%	$1,051	100.0%
Gross loss	(187)	-31.9%	(161)	-15.3%
Operating loss	$(376)	-64.2%	$(320)	-30.4%
The decrease in revenue of $465,000 for the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006, is a result of a reduction in our container work. Our container contracts provided approximately $445,000 more revenue during the first quarter of 2006 than in the first quarter of 2007. This decrease was due to order timing as we have received new container orders for work in the second quarter of 2007. The container orders we received in March 2007 are under a long-term fixed price contract. We are working with the program management office to obtain an economic price adjustment for the increase in raw material since contract inception. As the status of this price adjustment is unknown, we have recorded a $105,000 loss on this contract in the first quarter of 2007. This amount is our forecasted loss on these orders. This contract expires at the end of 2007 and there is a limited quantity of additional containers that can be ordered under this contract. Accordingly, both our gross margin and operating margin were negatively affected by this entry.
We have taken several actions in the first quarter to reduce our cost structure in the segment including layoffs, reconfiguring our operating space to provide operating efficiency, and consolidating our manufacturing space to better address our needs.
Repair and Overhaul Segment

	For the Quarter ended March 31,
	(numbers in 000’s)
	2007		2006
Repair and Overhaul
Total revenue	$446	100.0%	$797	100.0%
Gross Profit	127	28.5%	319	40.0%
Operating (loss)profit	$(9)	-2.0%	$201	25.2%
The decrease in revenue of $351,000 for the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006, was mainly driven by the completion of a large Coast Guard contract related to Hurricane Katrina that resulted in $431,000 of revenue in the first quarter of 2006. This decrease in revenue was partially offset by additional Coast Guard work in 2007. The decrease in gross profit was attributable to the same Coast Guard contract from 2006. As this segment operates under the completed contract method of revenue recognition, all of the revenue and cost associated with this project were recognized during the first quarter of 2006. Our operating costs increased in 2007 as we have increased our senior staff over the same period in 2006 and expanded our insurance coverage.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Services Segment (000s)

	For the Quarter ended March 31,
	(numbers in 000’s)
	2007		2006
Services
Total revenue	$1,966	100.0%	$10,898	100.0%
Gross Profit	236	12.0%	1,370	12.6%
Operating (loss)profit	$(105)	-5.3%	$867	8.0%
Revenue declined in the Services segment by $8.9 million in the quarter ended March 31, 2007 as compared with the same quarter in 2006. The primary reasons for the revenue decline are decreased revenues from material procurement of $5.1 million, acquisition support services of $2.0 million, the loss of our TSA contract of $0.7 million and the reduction in our environmental sampling and chemical demilitarization contracts of $0.8 million.
Gross profit declined due to lower revenue. We have improved our non-acquisition services margin from the prior period, but the absence of any significant high margin acquisition work has caused the decline in our gross margin as a percentage of sales.
Operating profit declined by $972,000 in 2007, as compared with 2006, mainly due to a reduction in gross profit of $1.1 million offset by cost reductions in our overhead expenses. We have closed three locations within this segment and reduced our overhead staff in conjunction with closing these offices.
Corporate Expenses

	For the Quarter ended March 31,
	(numbers in 000’s)
	2007	2006
Operating Loss	$(1,627)	$(1,004)
Corporate expenses increased 65% for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 due to headcount increases between the periods, specifically in business development ($240,000), the amortization of the Horne intangibles ($181,000), increased expenses associated with our Board of Directors and Advisory Board ($55,000), and higher legal and consulting fees ($50,000).
Other Income
Other income for the first quarter of 2007 is comprised of proceeds from the Weskem joint venture, rental income generated by leasing of property in Ft. Walton Beach, Florida, and interest income. The significant increase from the comparable period in 2006 is due to a positive net change in interest of $45,000 and an $83,000 increase in cash received from our Weskem investment that is accounted for under the cost method.
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $4.4 million at March 31, 2007. There has been little movement in our cash position during the first quarter of 2007. Accounts receivables decreased during the first quarter and provided the cash to fund our net loss for the period. We also spent approximately $200,000 for severance and severance related payouts during the first quarter of 2007.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are currently exploring our financing options related to replacing our line of credit with Bank of America that expired on April 30, 2007. The Company anticipates that funds from operations will be sufficient to provide for our 2007 operations and purchases of plant and equipment. The Company is pursuing additional funding sources in the event that funds from operations are not sufficient to provide for our operations. These funding sources include both lines of credit and term loans secured by our assets. Given our past financial performance, the costs and fees associated with these funding sources may be more expensive than the Company has historically paid. The Company can not determine if the funds available from operations will be sufficient for any acquisitions or facility expansions that may be undertaken during the year. Should the Company make any acquisitions or expansions, other sources of financing may or may not be required.
Contractual Obligations and Commitments (000s)
The Company, during the normal course of business, enters into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered. We do not record a liability until that criterion is met. The table below summarizes our contractual obligations under operating leases, capital leases, and debt as of March 31, 2007.

	2007	2008	2009	2010	2011	2012+
Operating Leases	$410	$564	$505	$519	$349	$—
Capital Leases	18	26	28	15	—	—
Mortgage Payable	32	47	51	56	61	1,643

Total Commitments	$460	$637	$584	$590	$410	$1,643

The capital lease and mortgage payments listed above represent only the principal amount due under those agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rates.
Interest Rate Risk
At March 31, 2007, the Company had no amounts outstanding under a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
As of March 31, 2007, cash and cash equivalents were approximately $4.4 million. The Company only had investments in money market interest bearing accounts. Accordingly, we believe that a 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on future earnings or cash flows.
Foreign Exchange Risk
Effective with the sale of M&M Engineering, Ltd., our Canadian subsidiary in June 2006, the Company was no longer exposed to foreign currency risks.
We estimate that an immediate 10% change in foreign exchange rates would affect reported net income or loss by an immaterial amount. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our outstanding legal proceedings are described in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material developments regarding any of our outstanding legal proceedings during the first quarter of 2007 and through the filing date of this report.
Item 1A. Risk Factors.
We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock. In addition to the risk factors disclosed in our 2006 Form 10-K, the following risk factor should be noted.
Obtaining new long-term financing to replace our expired credit line may be difficult.
We are currently seeking new long-term financing to replace our expired line of credit. Given our operating losses, we may not be able to secure financing at favorable rates or terms. This could increase the cost of financing or place restrictions on the Company and our operations. While the Company is not currently dependent on financing, changes in our operations, our Company structure, our growth rate, or continued negative operating results could put the Company in a position where financing is necessary.
ITEM 6. EXHIBITS
2.1 Agreement and Plan of Merger among Silva Bay International, Inc., SSS Acquisition Company and Spectrum Sciences & Software, Inc., dated April 2, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on August 11, 2003)
2.2 Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc, Louis T. Rogers and Marilyn G. Rogers(previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005)
2.3 Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition, LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne, and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
2.4 Amendment and Waiver Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition, LLC., Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne, and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
2.5 Stock Purchase Agreement by and between Spectrum Sciences & Software Holdings Corp., and 53341 Newfoundland and Labrador Ltd. dated June 21, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2006)

2.6 Retraction Agreement by and between Spectrum Sciences & Software Holdings Corp. and M&M Engineering, Ltd. dated June 21, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2006)
3.1 Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.2 Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.3 Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.4 Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.5 Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.6 Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006)
3.7 Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005)
3.8 Amendment to the Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006)
4.1 Specimen Certificate of Common Stock (previously filed on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
4.2 Registration Rights Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
10.1 Revolving Note, dated March 2, 2006, by and between Spectrum Sciences & Software Holdings Corp., Horne Engineering Services, LLC, and Bank of America, N.A. (previously filed on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2006)
10.2 Revolving Line of Credit Agreement and Security Agreement, dated March 2, 2006, by and between Spectrum Sciences & Software Holdings Corp., Horne Engineering Services, LLC and Bank of America, N.A. (previously filed on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2006).
10.3 First Amendment to the Revolving Line of Credit Loan Agreement and Security Agreement dated November 30, 2006 (previously filed on Form 8-K , filed with the Securities and Exchange Commission on December 8, 2006)
10.4* Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
10.5* First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)

10.6* Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
10.7* First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)
10.8* 2004 Non-Statutory Stock Option Plan dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004)
10.9* Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2004)
10.10* Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004)
10.11* 2004 Non-Statutory Stock Option Plan, as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2006)
10.12* Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, William Ham, Jr., and Nancy C. Gontarek, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004)
10.13* Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, William Ham, Jr., and Nancy C. Gontarek, dated January 12, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005)
10.14* Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, and William Ham, Jr, dated February 14, 2005 (previously filed on Form 8-KK, filed with the Securities and Exchange Commission on February 18, 2005)
10.15* Stock Option Agreement between Spectrum Sciences & Software Holding Corp. and Michael M. Megless, dated January 23, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2006)
10.16 Settlement and Standstill Agreement dated November 17, 2005, by and among Robert Genovese, BG Capital Group, Ltd., and Spectrum Sciences & Software Holdings Corp. (previously filed on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2006)
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002 (filed herewith)
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2007.
HORNE INTERNATIONAL, INC.

By :	/s/ Darryl K. Horne
Darryl K. Horne President and Chief Executive Officer

By :	/s/ Michael M. Megless

Michael M. Megless Chief Financial Officer