Form 10-Q
period 2007-06-30
Horne International, Inc.
filed 2007-07-31
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
Yes ☐ No ☑
As of July 31, 2007 there were 41,774,082 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	2

Consolidated Statements of Operations for the three and six month periods ended June
30, 2007 and June 30, 2006	3

Consolidated Statement of Stockholders’ Equity for the period ended
June 30, 2007	4

Condensed Consolidated Statements of Cash Flows for the six month periods ended
June 30, 2007 and June 30, 2006	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A Risk Factors	18

Item 6. Exhibits	19

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000s except share amounts)

	June	December
	30, 2007	31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,596	$4,465
Receivables, net	2,447	5,170
Inventories	237	156
Prepaid expenses & Other current assets	366	333

Total current assets	6,646	10,124

Property and equipment, net	5,497	5,737
Goodwill	3,529	3,529
Other intangibles, net	8,646	9,007
Investments in joint ventures	311	311
Other assets	1,111	1,356

TOTAL ASSETS	$25,740	$30,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$319	$717
Accrued expenses	1,658	2,517
Deferred revenues	230	319
Current portion of long-term debt	69	68

Total current liabilities	2,276	3,621
Long-term liabilities:
Long term debt, less current portion	1,891	1,926

TOTAL LIABILITIES	4,167	5,547

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 41,774,082 and 44,072,200 issued and outstanding	4	4
Additional paid-in capital	78,581	78,371
Accumulated deficit	(57,012)	(53,858)

Total stockholders’ equity	21,573	24,517

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,740	$30,064

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000s except share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Services	$9,327	$5,008	$11,813	$16,218
Products	421	1,225	933	2,761

Total	9,748	6,233	12,746	18,979

Cost of revenues
Services	8,413	3,990	10,544	13,842
Products	615	1,333	1,305	2,724

Total	9,028	5,323	11,849	16,566

Gross profit
Services	914	1,018	1,269	2,376
Products	(194)	(108)	(372)	37

Total	720	910	897	2,413

Operating expenses	2,027	3,079	4,321	4,838

Loss from operations	(1,307)	(2,169)	(3,424)	(2,425)

Total non-operating income, net	121	20	272	36

Loss before provision for income taxes	(1,186)	(2,149)	(3,152)	(2,389)

Income tax benefit (expense)	0	0	(2)	2

Loss before discontinued operations	(1,186)	(2,149)	(3,154)	(2,387)

Loss from discontinued operations	0	(2,413)	0	(2,682)

Net Loss	$(1,186)	$(4,562)	$(3,154)	$(5,069)

Weighted average common shares outstanding:
Basic and diluted	41,774,082	44,072,200	41,553,254	44,072,200

Basic and diluted earnings per share
Loss from continuing operations	(0.03)	(0.05)	(0.08)	(0.05)
Loss from discontinued operations	0.00	(0.05)	0.00	(0.06)
Net loss	$(0.03)	$(0.10)	(0.08)	$(0.12)

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars shown in 000s except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of January 1, 2007	41,272,200	$4	$78,371	$(53,858)	$24,517

Net Loss				$(3,154)	$(3,154)
Stock Issuances	501,882	$—	$200		$200
Option Issuances			$10		$10

Balance as of June 30, 2007	41,774,082	$4	$78,581	$(57,012)	$21,573

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000s)
For the Six month period ended

	June 30,
	2007	2006
Cash flows from operating activities

Net loss from continuing operations	$(3,154)	$(2,387)
Adjustments to reconcile net loss to net
Cash used in operating activities
Stock options issued to employees	10	123
Depreciation/Amortization	702	1,153
Loss on disposal of equipment	(7)	—
Receivables	2,723	3,906
Accounts Payable	(398)	(5,597)
Other balance sheet changes	(619)	(309)

Net cash used in continuing operations	(743)	(3,111)

Cash flows from investing activities
Cash received from sale of subsidiary	—	6,202
Purchase of property and equipment	(133)	(99)
Proceeds from the sale of equipment	40	3

Net cash (used in)provided by investing activities	(93)	6,106

Cash flows from financing activities
Repayment of debt, net	(33)	(35)
Legal settlement costs not included in net income	—	(175)

Net cash used in financing activities	(33)	(210)

Cash flows used in discontinued operations
Operating	—	(269)

Net (decrease)increase in cash and cash equivalents	(869)	2,516
Cash and cash equivalents at beginning of period	4,465	1,813

Cash and cash equivalents at end of period	$3,596	$4,329

There were no non-cash acquisitions of property & equipment for the six month periods ended June 30, 2007 and 2006, respectively.
The Company issued 501,882 shares of stock for the CEECO purchase earn-out during March 2007. This stock was valued at $200,000.
See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2007 and June 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented. The Company consistently applied the accounting policies described in the Company’s 2006 Annual Report on Form 10-K in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
The results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. RECEIVABLES (000s)
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	June	December
Accounts Receivable	30, 2007	31, 2006
Billed AR	$1,370	$3,779
Unbilled AR	909	1,197
Holdbacks	168	194

Total AR	$2,447	$5,170

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.
3. INVENTORIES (000s)
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories are summarized as follows:

	June	December
Inventories	30, 2007	31, 2006
Raw materials, net of reserve	$221	$100
Work in Process	16	56

Total Inventories	$237	$156

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
4. PROPERTY AND EQUIPMENT (000s)

	June	December
Property & Equipment	30, 2007	31, 2006
Land	$575	$575
Buildings & Improvements	4,277	4,270
Furniture & Fixtures	288	256
Manufacturing Equipment	1,308	1,283
Tools & Equipment	358	354
Office Equipment	647	644
Vehicles	254	303
Investment Property	221	221

Total	$7,928	$7,906

Accumulated Depreciation	(2,431)	(2,169)

Property & Equipment, net	$5,497	$5,737

5. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of a mortgage, collateralized by property in Ft. Walton Beach, Florida, totaling $1.9 million and a capital lease of $0.1 million. The interest rate on the mortgage is at the U.S. federal funds rate plus 4% subject to certain interest rate floors and ceilings as specified in the agreement. The rate in effect at June 30, 2007 is 8.5%. The interest rate on the capital lease is 7.1%.
The Company also maintained a line of credit. This line of credit provided operating funds for normal business activities. This financing arrangement expired April 30, 2007, and has not been renewed.
6. STOCK TRANSACTIONS
On March 8, 2007, the Company issued 501,882 unregistered shares of stock to Louis and Marilyn Rogers in accordance with the Coast Engine and Equipment Co. acquisition agreement. This agreement contained an earn-out provision of up to $200,000 worth of Company stock at a 10-day average price centered on the two-year anniversary of the acquisition, or $0.3985 per share. The agreement also included a share price guarantee based on the 10 day average share-price centered on February 28, 2008. At June 30, 2007, the Company’s closing stock price was $0.37 per share. As such, if this were the average stock price on February 28, 2008, as defined above, the Company would pay to the Rogers’ approximately $14,304 and reduce additional paid in capital by the same amount.
7. STOCK-BASED COMPENSATION
The Company has a stock option plan available to compensate employees and Directors as deemed appropriate by senior management. The only options granted in the first six months of 2007 were granted in the first quarter. At that time, the Company granted a total of 230,000 non-vested options to two new employees. These options vest over three years.
The table below summarizes our stock option activity during the six months ended June 30, 2007.

	Number of shares	Option Price	Weighted Average Price
Options Outstanding 12/31/2006	3,104,476
Granted	230,000	0.52 - 0.53	0.53
Exercised	—
Cancelled	(1,114,521)	1.40 - 1.95	1.56

Options Outstanding 6/30/2007	2,219,955

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
The following table summarizes information about the Company’s outstanding stock options at June 30, 2007.

Options Exercisable & Outstanding
Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.50	60,000	20,000	9.0
0.52	50,000	—	4.2
0.53	180,000	—	4.2
0.80	150,000	—	2.0
1.28	3,000	3,000	1.2
1.40	323,300	323,300	0.4
1.55	853,655	853,655	0.9
1.65	600,000	600,000	0.6

	2,219,955	1,799,955

8. EARNINGS(LOSS) PER SHARE
Common stock equivalents of 2,219,955 and 6,899,030 were not included in the computation of diluted EPS for the three and six month periods ended June 30, 2007, and June 30, 2006, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per share in those periods.
9. SEGMENT INFORMATION (000s)
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Each of the Company’s operating subsidiaries is a reportable segment. The Security Solutions segment, Spectrum Sciences & Software Inc. (“Spectrum”), concentrates on the manufacturing of aircraft and munitions support equipment. The Repair and Overhaul segment, Coast Engine & Equipment Co. (“CEECO”), provides on-board ship repair and fabrication services for the maritime industry. The Services segment, conducted by Horne Engineering Services, LLC (“Horne Engineering”), consists of program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, information technology, and public outreach services.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Security Solutions
Total revenue	$480	$1,176	$1,066	$2,227
Gross Profit	(190)	(200)	(377)	(378)
Operating loss	$(367)	$(454)	$(743)	$(761)
Repair and Overhaul
Total revenue	$501	$725	$948	$1,522
Gross Profit	189	208	316	527
Operating gain	$33	$87	$25	$254
Services
Total revenue	$8,767	$4,332	$10,732	$15,230
Gross Profit	721	902	958	2,264
Operating gain	$473	$363	$368	$1,217
Headquarters
Total revenue	—		—
Gross Profit	—		—
Operating loss	$(1,446)	$(2,165)	$(3,074)	$(3,135)
Total
Total revenue	$9,748	$6,233	$12,746	$18,979
Gross Profit	720	910	897	2,413
Operating loss	(1,307)	(2,169)	(3,424)	(2,425)
Non-Operating income	121	20	272	36
Net Loss before tax	$(1,186)	$(2,149)	$(3,152)	$(2,389)
10. COMMITMENTS AND CONTINGENCIES
Legal Matters
Our outstanding legal proceedings are described in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been one material development regarding our outstanding legal proceedings during the first six months of 2007 and through the filing date of this report, as follows.
Plum Island Claim
On May 30, 2007, the Company settled the Plum Island claim for $400,000 which the Company expects to receive in the third quarter of 2007. The Company had filed a Complaint before the Department of Transportation of Contract Appeals in the amount of $810,555 related to three counts of equitable adjustment for services provided by Horne Engineering related to the creation of wetlands at the Plum Island Animal Disease Center in New York. The Company has not recorded any entries related to this settlement.

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
FORWARD-LOOKING STATEMENTS
The matters discussed in our Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could” “expect” “estimate” “may” “potential” will” “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors,” as well as any other cautionary language in the Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
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
DESCRIPTION OF THE COMPANY
The Company provides a variety of goods and services through its three wholly owned subsidiaries: Spectrum, CEECO and Horne Engineering. The Company’s business comprises three segments: Security Solutions, Repair and Overhaul, and Services. The following section details the business for each segment, major customers, and key operational issues. The segments depicted are predominantly involved in U.S. government contracting focusing on the Department of Homeland Security, Department of Defense, and the Department of Transportation with a specific emphasis on national security, transportation, the environment, and munitions management.
The Security Solutions segment specializes in manufacturing and the production of specialized and standard ground-support equipment for the United States Department of Defense and other governmental and commercial contractors. The manufacturing operation concentrates on munitions transport and packaging equipment under contracts for Advanced Medium Range Air-to-Air Missile (AMRAAM) support, Navy launch tubes, and aircraft maintenance equipment.
The Repair and Overhaul segment provides a full array of electrical and electronic repair, equipment and machinery repair and overhaul, HVAC and refrigeration servicing and repair, pipe fabrication and installation, certified welding services, metal and sheet metal fabrication and installation, custom insulation services, custom flooring services, and machinery repair to the maritime industry. Major customers include Rinker Cement, U.S. Navy, U.S. Coast Guard, and Disney Cruise Lines.
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
Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in the 2006 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. There have been no significant changes in the Company’s critical accounting policies or estimates during the first six months of 2007.
Off Balance Sheet Risk
The Company currently has no off balance sheet arrangements.
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
FISCAL QUARTER ENDED JUNE 30, 2007 COMPARED WITH FISCAL QUARTER ENDED JUNE 30, 2006
Consolidated Overview (000s)

	Three months ended June 30,
	2007		2006
Total revenue	$9,748	100.0%	$6,233	100.0%
Gross profit	720	7.4%	910	14.6%
Operating loss	(1,307)	-13.4%	(2,169)	-34.8%
Revenue for the quarter ended June 30, 2007 increased on a year-over-year basis by 56%, compared with the quarter ended June 30, 2006, primarily due to more material procurement revenue ($6.4 million), partially offset by less acquisition support revenue ($1.0 million), a decrease in Navy launch tube revenue ($0.5 million) and less revenue on our TSA and chemical demilitarization programs ($0.9 million). Specific revenue activity is discussed in each segment. Gross margin as a percentage of sales decreased from 2006 due to the large amount of material procurement work that accounted for approximately 70% of our quarterly revenue. The margins on our non-material procurement contracts also decreased primarily due to less Services segment margin available to cover the gross losses in the Security Solutions segment. In 2006, the significant amount of revenue from the Services segment was able to offset the losses from Security Solutions and maintain an overall company gross margin of 14.6%.
Revenue for the third quarter of 2007 is expected to decrease from the second quarter levels as a result of the absence of any currently identified material procurement revenue. We do expect revenue increases from our investment programs, increased orders in our Security Solutions group, and continued results from our business development efforts. We also expect gross profit margins to improve in the third quarter assuming no significant material procurement revenue.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The overall operating loss decreased from the second quarter of 2006 primarily due to decreased intangible amortization of $662,000 related to the Horne Engineering acquisition and the impact of staff reductions in the Security Solution and Services segments.
The Company is continuing to review all of its costs and cost structures in order to improve financial performance. We expect that the impact of our cost-saving actions in the second quarter of 2007 will be fully reflected in our 2007 third quarter results.
Security Solutions (000s)

	Three months ended June 30,
	2007		2006
Total revenue	$480	100.0%	$1,176	100.0%
Gross loss	(190)	-39.6%	(200)	-17.0%
Operating loss	$(367)	-76.5%	$(454)	-38.6%
The decrease in revenue of $696,000 for the quarter ended June 30, 2007, compared with the quarter ended June 30, 2006, is primarily due to the Navy launch tube order from 2006 of $500,000 with no comparable order in the second quarter of 2007, and the completion of the munitions assembly contract in 2006 that accounted for $170,000 of revenue.
During the second quarter, we negotiated changes in ordering periods for both our AMRAAM missile container contract and our U.S. Navy launch tube contract. The change in ordering periods effectively ended those contracts and avoided future losses for the Company. As part of the negotiations on the launch tube contract, we received an additional order for launch tubes under a negotiated price that will allow the Company to cover our costs. We will be completing our existing work under the AMRAAM contract during the third quarter of 2007. The launch tube work may extend into the first quarter of 2008 depending on the availability of material.
We have been able to decrease our gross loss in the 2007 period by eliminating our unprofitable long-term contracts and improving our operations. The full impact of these actions is obscured by the low revenue levels for the period which were not sufficient to absorb all of our fixed manufacturing costs. Our direct staff was not fully utilized during the quarter, resulting in higher direct costs. We have reduced our staffing levels to be in-line with our revenue stream.
We have taken several actions in the first and second quarters of 2007 to reduce our cost structure in the segment including layoffs, reconfiguration of our operating space to provide operating efficiency, and consolidation of our manufacturing space to better address our needs. The result of these actions started to show improvement in the second quarter of 2007 as overhead expenses were reduced despite the severance costs associated with our layoffs.
Repair and Overhaul Segment (000s)

	Three months ended June 30,
	2007		2006
Total revenue	$501	100.0%	$725	100.0%
Gross Profit	189	37.7%	208	28.7%
Operating gain	$33	6.6%	$87	12.0%
The decrease in revenue of $224,000 for the quarter ended June 30, 2007, compared with the quarter ended June 30, 2006, was mainly driven by the completion of a buoy contract in 2006 for $125,000 combined with less U.S. Coast Guard related work in 2007. Gross profit margins improved as a percentage of revenue as our 2006 services revenue was bid at lower margins than our current bidding structure. Our operating costs increased in 2007 as we have increased our senior staff over the same period in 2006 and expanded our insurance coverage.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Services Segment (000s)

	Three months ended June 30,
	2007		2006
Total revenue	$8,767	100.0%	$4,332	100.0%
Gross Profit	721	8.2%	902	20.8%
Operating gain	$473	5.4%	$363	8.4%
Revenue increased in the Services segment by $4.4 million in the quarter ended June 30, 2007, compared with the same quarter in 2006. The primary reason for the revenue increase is the completion of a material procurement contract for approximately $7.0 million in the second quarter of 2007, an increase of $6.4 million of material procurement revenue from the second quarter of 2006. This increase was partially offset by decreased revenues from acquisition support services of $1.0 million, the loss of our TSA contract of $0.6 million, and decreases in our environmental sampling and chemical demilitarization contracts of $0.3 million.
Gross profit as a percentage of revenue declined due to the significant amount of low-margin material procurement combined with a reduction in the higher margin revenue from both acquisition support services and software.
Operating profit improved by $.1 million in 2007, compared with 2006, mainly due primarily to cost reductions in our overhead expenses. We have closed three locations within this segment and reduced our overhead staff in conjunction with closing these offices.
Corporate Expenses (000s)

	Three months ended June 30,
	2007	2006
Operating Loss	$(1,446)	$(2,165)
Corporate expenses decreased 33% for the quarter ended June 30, 2007 compared with the quarter ended June 30, 2006, due primarily to a reduction in the intangible amortization related to the Horne Engineering acquisition. In the second quarter of 2006, we expensed $843,000 related to the intangibles compared with $181,000 in the second quarter of 2007. The reduced intangible costs are due to catch-up amortization recorded in June 2006. The remaining decrease is due to reductions in our consulting costs.
Other Income
Other income for the second quarter of 2007 comprises proceeds from the Weskem joint venture, rental income generated by leasing of property in Ft. Walton Beach, Florida, and interest income. The significant increase from the comparable period in 2006 is due to a positive net change in interest of $20,000 and a $60,000 increase in cash received from our Weskem investment that is accounted for under the cost method.
COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006
Consolidated Overview (000s)

	Six months ended June 30,
	2007		2006
Total revenue	$12,746	100.0%	$18,979	100.0%
Gross Profit	897	7.0%	2,413	12.7%
Operating loss	(3,424)	-26.9%	(2,425)	-12.8%

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue for the six months ended June 30, 2007, decreased on a year-over-year basis by 33%, compared with the six months ended June 30, 2006. All segments reported lower revenue mainly caused by a shifting contract base in which certain contracts have expired or been completed with no comparable replacement contract in the current year. Some of these negative changes in contract revenue between the periods are: acquisition support revenue ($2.1 million), the loss or completion of services contracts totaling ($2.6 million), and reductions in container and Navy tube work ($1.1 million). Specific revenue decreases are discussed in each segment. Gross margin as a percentage of sales decreased from 2006 because of the lower volume of high margin acquisition support revenue and because low-margin material procurement revenue made up a greater share of total revenue. In 2006, the gross profit contribution from the Services segment was able to offset the losses from Security Solutions and maintain an overall company gross margin of 12.7%. In 2007, the revenue from material procurement is 65% of our total company revenue for the period. As this revenue is at a much lower margin than our services-based work, the overall gross margin for the Company declined compared with the prior period.
The overall operating loss increased from 2006 primarily due to decreased gross profit of $1.5 million and increases in headquarters staffing costs offset by less intangible amortization of $482,000 and the impact of cost reductions in the Security Solutions and Services segments.
Security Solutions (000s)

	Six months ended June 30,
	2007		2006
Total revenue	$1,066	100.0%	$2,227	100.0%
Gross loss	(377)	-35.4%	(378)	-17.0%
Operating loss	$(743)	-69.7%	$(761)	-34.2%
The decrease in revenue of $1,161,000 for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, is primarily a result of a reduction in our Navy launch tubes work of $500,000, less container-related revenue of $610,000, and the decreased munitions assembly conveyors revenue of $183,000 partially offset by an increase in our target board contract revenue of $400,000.
Our gross loss decreased in the 2007 period as we have eliminated our unprofitable long-term contracts and improved our operations. We have laid off underutilized operational staff in line with our work load, thereby reducing our operating costs and we are consolidating our operations to achieve greater efficiencies. Our low level of revenue combined with our fixed manufacturing costs have limited the dollar improvement of the gross loss compared with the year earlier period.
Our overhead costs have also been reduced primarily through layoffs. The financial impact of our layoffs is delayed as the absorption of any severance-related costs in the current period limits the immediate cost reductions.
Repair and Overhaul Segment (000s)

	Six months ended June 30,
	2007		2006
Total revenue	$948	100.0%	$1,522	100.0%
Gross Profit	316	33.3%	527	34.6%
Operating gain	$25	2.6%	$254	16.7%
The decrease in revenue of $574,000 for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, was mainly driven by the completion of a large Coast Guard contract for $431,000 in February 2006 and the volume of Hurricane Katrina-related work in early 2006. Gross profit margins were relatively unchanged as a percentage of revenue, but gross margin dollars decreased due to lower revenue. Our operating costs increased in 2007 as we have increased our senior staff over the same period in 2006 and expanded our insurance coverage.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Services Segment (000s)

	Six months ended June 30,
	2007		2006
Total revenue	$10,732	100.0%	$15,230	100.0%
Gross profit	958	8.9%	2,264	14.9%
Operating gain	$368	3.4%	$1,217	8.0%
Revenue decreased in the Services segment by $4.5 million for the six months ended June 30, 2007, compared with the same period in 2006. The primary reasons for the revenue decrease are a reduction in our acquisition support revenue ($2.1 million), the loss of our TSA contract ($1.2 million), and the completion of our ESU ($0.8 million) and chemical demilitarization contracts ($0.6 million). These decreases were partially offset by increased material procurement revenue of $0.5 million.
Gross profit as a percentage of revenue declined mainly due to the reduction in higher margin acquisition support services revenue combined with an increase in lower margin material procurement revenue. The ratio of material procurement revenue to overall segment revenue increased from 43% in 2006 to 65% in 2007. Gross margin dollars decreased due to lower margins and lower overall revenue.
Operating profit decreased by $0.8 million in 2007, as compared with 2006, mainly due to reduced gross profit offset by cost reductions in our overhead expenses. We have closed three locations within this segment and reduced our overhead staff in conjunction with closing these offices.
Corporate Expenses (000s)

	Six months ended June 30,
	2007	2006
Operating Loss	$(3,074)	$(3,135)
Corporate expenses decreased slightly for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, due to less intangible amortization of $482,000 and lower legal and consulting fees of $200,000, offset by increased personnel costs of $500,000. The reduced intangible costs are due to catch-up amortization recorded in June 2006. The increased personnel costs are due to headcount increases primarily in business development in 2007 as compared with the same period in 2006.
Other Income
Other income for the first six months of 2007 is composed of proceeds from the Weskem joint venture, rental income generated by leasing of property in Ft. Walton Beach, Florida, and interest income. The significant increase from the comparable period in 2006 is due to a positive net change in interest of $95,000 and a $125,000 increase in cash received from our Weskem investment that is accounted for under the cost method.
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $3.6 million at June 30, 2007. Our overall cash position has decreased by approximately $865,000 since year-end primarily due to our operating losses. We have been able to offset some of the cash impact of our losses through better management of our receivables, both billed and unbilled. Accounts receivable decreased during the first six months of 2007 and provided cash to fund part of our loss for the period. We also spent approximately $300,000 for severance and severance-related payouts during the first half of 2007.
We are currently exploring our financing options related to replacing our line of credit with Bank of America that expired on April 30, 2007. The Company anticipates that funds from operations will be sufficient to provide for our 2007 operations and purchases of plant and equipment. The Company is pursuing additional funding sources in the event that funds from operations are not sufficient to provide for our operations. These funding sources may include both lines of credit and term loans secured by our assets.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Given our past financial performance, the costs and fees associated with any funding obtained may be more expensive than the Company has historically paid. The Company cannot determine if the funds available from operations will be sufficient for any acquisitions or facility expansions that may be undertaken during the year. Should the Company make any acquisitions or expansions, other sources of financing may or may not be required.
Contractual Obligations and Commitments (000s)
The Company, during the normal course of business, enters into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered. We do not record a liability until that criterion is met. The table below summarizes our contractual obligations under operating leases, capital leases, and debt as of June 30, 2007.

	2007	2008	2009	2010	2011	2012+
Operating Leases	$263	$564	$504	$527	$349	$—
Capital Leases	12	25	28	15	—	—
Mortgage Payable	22	47	51	56	61	1,643

Total Lease Commitments	$297	$636	$583	$598	$410	$1,643

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
Interest Rate Risk
At June 30, 2007, the Company had no amounts outstanding under credit instruments or arrangements involving material interest rate risk. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
As of June 30, 2007, cash and cash equivalents were approximately $3.6 million. The Company only had investments in money market interest-bearing accounts. Accordingly, we believe that a 10% adverse change in the average interest rate on our money market cash investments would have no material effect on future earnings or cash flows.
Foreign Exchange Risk
Effective with the sale of M&M Engineering, Ltd., our Canadian subsidiary, in June 2006, the Company was no longer exposed to foreign currency risks.
We estimate that an immediate 10% change in foreign exchange rates would affect reported net income or loss by an immaterial amount. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our outstanding legal proceedings are described in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been one material development regarding our outstanding legal proceedings during the first six months of 2007 and through the filing date of this report.
Plum Island Claim
On May 30, 2007, the Company settled the Plum Island claim for $400,000 which the Company expects to receive in the third quarter of 2007. The Company had filed a Complaint before the Department of Transportation of Contract Appeals in the amount of $810,555 related to three counts of equitable adjustment for services provided by Horne Engineering related to the creation of wetlands at the Plum Island Animal Disease Center in New York. The Company has not recorded any entries related to this settlement.
Item 1A. Risk Factors
We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock. In addition to the risk factors disclosed in our 2006 Form 10-K, the following risk factor should be noted.
Obtaining new long-term financing to replace our expired credit line may be difficult.
We are currently seeking new long-term financing to replace our expired line of credit. Given our operating losses, there can be no assurance that we will be able to obtain financing, and any financing we may secure may not be at favorable rates or terms. The terms of any financing we may obtain may be more expensive than our historical financing arrangements, and/or contain significant restrictions on the Company and our operations. While the Company is not currently dependent on financing, changes in our operations, our Company structure, our growth rate, continued negative operating results, or any acquisitions we may make could put the Company in a position where financing is necessary.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of July, 2007.
HORNE INTERNATIONAL, INC.

By:	/s/ Darryl K. Horne
Darryl K. Horne
President and Chief Executive Officer

By:	/s/ Michael M. Megless
Michael M. Megless
Chief Financial Officer