Form 10-Q
period 2007-09-30
Horne International, Inc.
filed 2007-11-13
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2007
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 13, 2007 there were 41,774,082 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Horne International, Inc.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000s except share amounts)

	September	December
	30, 2007	31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,785	$4,465
Receivables, net	2,147	5,170
Inventories	436	156
Prepaid expenses & Other current assets	499	333

Total current assets	5,867	10,124

Property and equipment, net	5,685	5,737
Goodwill	3,529	3,529
Other intangibles, net	8,465	9,007
Investments in joint ventures	311	311
Other assets	210	1,356

TOTAL ASSETS	$24,067	$30,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$306	$717
Accrued expenses	2,033	2,517
Deferred revenues	102	319
Current portion of long-term debt	112	68

Total current liabilities	2,553	3,621
Long-term liabilities:
Long term debt, less current portion	1,999	1,926

TOTAL LIABILITIES	4,552	5,547

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 41,774,082 and 41,272,200 issued and outstanding	4	4
Additional paid-in capital	78,606	78,371
Accumulated deficit	(59,095)	(53,858)

Total stockholders’ equity	19,515	24,517

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,067	$30,064

See accompanying notes to consolidated financial statements.

Horne International, Inc.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000s except share amounts)

	Three months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Services	$1,647	$3,721	$13,460	$19,939
Products	696	1,068	1,629	3,829

Total	2,343	4,789	15,089	23,768

Cost of revenues
Services	1,404	2,953	11,948	16,795
Products	847	1,293	2,152	4,017

Total	2,251	4,246	14,100	20,812

Gross profit(loss)
Services	243	768	1,512	3,144
Products	(151)	(225)	(523)	(188)

Total	92	543	989	2,956

Operating expenses	2,626	2,374	6,946	7,213

Loss from operations	(2,534)	(1,831)	(5,957)	(4,257)

Total non-operating income, net	451	310	722	347

Loss before provision for income taxes	(2,083)	(1,521)	(5,235)	(3,910)

Income tax expense	0	(11)	(2)	(9)

Loss before discontinued operations	(2,083)	(1,532)	(5,237)	(3,919)

Loss from discontinued operations	0	0	0	(2,682)

Net Loss	$(2,083)	$(1,532)	$(5,237)	$(6,601)

Weighted average common shares outstanding:
Basic and diluted	41,774,082	41,880,896	41,617,836	43,333,738

Basic and diluted earnings per share
Loss from continuing operations	(0.05)	(0.04)	(0.13)	(0.09)
Loss from discontinued operations	0.00	0.00	0.00	(0.06)
Net loss	$(0.05)	$(0.04)	(0.13)	$(0.15)

See accompanying notes to consolidated financial statements.

Horne International, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars shown in 000s except share amounts)

	Common Stock		Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of January 1, 2007	41,272,200	$4	$78,371	$(53,858)	$24,517

Net Loss				$(5,237)	$(5,237)
Stock Issuances	501,882	$—	$200		$200
Option Issuances			$35		$35

Balance as of September 30, 2007	41,774,082	$4	$78,606	$(59,095)	$19,515

See accompanying notes to the consolidated financial statements.

Horne International, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000s)
Statement of Cash Flows
Nine Months Ended September 30,

	2007	2006
Cash flows from operating activities

Net loss from continuing operations	$(5,237)	$(3,919)
Adjustments to reconcile net loss to net Cash used in operating activities
Stock option issued to employees	35	126
Depreciation/Amortization	1,045	1,449
Allowance for bad debt	230	—
Loss on disposal of equipment	—	4
Decrease (increase) in balance sheet items
Receivables	2,793	5,258
Accounts Payable	(411)	(5,477)
Other balance sheet changes	(776)	(807)

Net cash used in continuing operations	(2,321)	(3,366)

Cash flows from investing activities
Payment on note receivable	830	—
Cash received from sale of subsidiary	—	6,202
Purchase of property and equipment	(164)	(199)
Proceeds from the sale of equipment	44	10

Net cash (used in)provided by investing activities	710	6,013

Cash flows from financing activities
Repayment of debt, net	(69)	(53)
Legal settlement costs not included in net income	—	(175)

Net cash used in financing activities	(69)	(228)

Cash flows provided by discontinued operations Operating	—	(269)

Net (decrease)increase in cash and cash equivalents	(1,680)	2,150
Cash and cash equivalents at beginning of period	4,465	1,813

Cash and cash equivalents at end of period	$2,785	$3,963

There were $186 and $0 of non-cash acquisitions of property & equipment for the nine month periods ended September 30, 2007 and 2006, respectively. The non-cash additions in 2007 were financed through a capital lease.
The Company issued 501,882 shares of stock for the CEECO purchase earn-out during March 2007. This stock was valued at $200,000.
See accompanying notes to the consolidated financial statements.

Horne International, Inc.
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three-and nine-month periods ended September 30, 2007 and September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented. The Company consistently applied the accounting policies described in the Company’s 2006 Annual Report on Form 10-K in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. RECEIVABLES (000s)
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has established a bad debt reserve in the third quarter of 2007 specifically related to two non-governmental contracts where the Company is a sub-contractor. The Company does not normally have a material bad debt reserve as most of our contracts are with governmental entities.

	September	December
	30, 2007	31, 2006
Accounts Receivable
Billed AR	$1,710	$3,779
Unbilled AR	545	1,197
Holdbacks	104	205
Other	29
Bad Debt Reserve	(241)	(11)

Total AR	$2,147	$5,170

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
3. INVENTORIES (000s)
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories are summarized as follows:

	September	December
	30, 2007	31, 2006
Inventory
Raw materials, net of reserve	$341	$100
Work in Process	95	56

Total Inventory	$436	$156

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
4. PROPERTY AND EQUIPMENT (000s)

	September	December
	30, 2007	31, 2006
Property & Equipment
Land	$575	$575
Buildings & Improvements	4,427	4,270
Furniture & Fixtures	288	256
Manufacturing Equipment	1,506	1,283
Tools & Equipment	350	354
Office Equipment	656	644
Vehicles	242	303
Investment Property	221	221

Total	$8,265	$7,906

Accumulated Depreciation	(2,580)	(2,169)

Property & Equipment, net	$5,685	$5,737

5. INTANGIBLES
The Company, in accordance with its accounting policies, reviews all of its intangible assets, for possible impairment during the fourth quarter of the year. This review encompasses both the identified intangibles and the goodwill related to past acquisitions and is conducted by a third party service provider.
6. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of a mortgage, collateralized by property in Ft. Walton Beach, Florida, totaling $1.9 million and capital leases of $0.3 million. The interest rate on the mortgage is at the U.S. federal funds rate plus 4% subject to certain interest rate floors and ceilings as specified in the agreement. The rate in effect at September 30, 2007 is 8.5%. The interest rate on the capital leases range from 7.1% to 8.85%.
The Company also maintained a line of credit. This line of credit provided operating funds for normal business activities. This financing arrangement expired April 30, 2007, and has not been renewed.
7. STOCK TRANSACTIONS
On March 8, 2007, the Company issued 501,882 unregistered shares of stock to Louis and Marilyn Rogers in accordance with the Coast Engine and Equipment Co. acquisition agreement. This agreement contained an earn-out provision of up to $200,000 worth of Company stock at a 10-day average price centered on the two-year anniversary of the acquisition, or $0.3985 per share. The agreement also included a share price guarantee based on the 10 day average share-price centered on February 28, 2008. At September 30, 2007, the Company’s closing stock price was $0.34 per share. As such, if this were the average stock price on February 28, 2008, as defined above, the Company would pay to the Rogers’ approximately $29,360 and reduce additional paid in capital by the same amount.
8. STOCK-BASED COMPENSATION
The Company has a stock option plan available to compensate employees and Directors as deemed appropriate by senior management. The options activity during the first nine months of 2007 is shown below. The Company has granted a total of 340,000 options to employees and 195,000 options to non-employee directors. The employee options have varying vesting schedules and the non-employee director options vest equally over the next three anniversary dates of the option issuances.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
The table below summarizes our stock option activity during the nine months ended September 30, 2007.

	Number of shares	Option Price	Weighted Average Price
Options Outstanding 12/31/2006	3,104,476
Granted	535,000	0.35 - 0.53	0.44
Exercised	—
Cancelled	(1,345,443)	1.40 - 1.95	1.50

Options Outstanding 9/30/2007	2,294,033

The following table summarizes information about the Company’s outstanding stock options at September 30, 2007.
Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.35	180,000	—	5.0
0.37	50,000	—	5.0
0.40	60,000	39,000	5.0
0.50	75,000	45,000	9.0
0.80	150,000	50,000	2.0
1.28	3,000	3,000	1.0
1.40	323,300	323,300	0.2
1.55	852,733	852,733	0.7
1.65	600,000	600,000	0.4

	2,294,033	1,913,033

9. LOSS PER SHARE
Common stock equivalents of 2,294,033 and 7,104,216 were not included in the computation of diluted EPS for the three- and nine-month periods ended September 30, 2007, and September 30, 2006, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per share in those periods.
10. SEGMENT INFORMATION (000s)
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

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Security Solutions
Total revenue	$696	$1,142	$1,762	$3,368
Gross Profit	(151)	(219)	(528)	(591)
Operating loss	$(604)	$(446)	$(1,346)	$(1,207)
Repair and Overhaul
Total revenue	$228	$250	$1,176	$1,772
Gross Profit	29	70	345	596
Operating (loss) gain	$(113)	$(68)	$(89)	$220
Services
Total revenue	$1,419	$3,397	$12,151	$18,628
Gross Profit	214	692	1,172	2,951
Operating (loss) gain	$(178)	$3	$189	$1,221
Headquarters
Operating loss	$(1,639)	$(1,320)	$(4,711)	$(4,491)
Total
Total revenue	$2,343	$4,789	$15,089	$23,768
Gross Profit	92	543	989	2,956
Operating loss	(2,534)	(1,831)	(5,957)	(4,257)
Non-Operating income	451	310	722	347
Net Loss before tax	$(2,083)	$(1,521)	$(5,235)	$(3,910)
11. COMMITMENTS AND CONTINGENCIES
Legal Matters
Our outstanding legal proceedings are described in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been one material development regarding our outstanding legal proceedings during the first nine months of 2007 and through the filing date of this report, as follows.
Plum Island Claim
On May 30, 2007, the Company settled the Plum Island claim for $400,000 which the Company received in the third quarter of 2007. The Company had filed a Complaint before the Department of Transportation of Contract Appeals in the amount of $810,555 related to three counts of equitable adjustment for services provided by Horne Engineering related to the creation of wetlands at the Plum Island Animal Disease Center in New York. The Company recorded a $400,000 non-operating gain during the third quarter of 2007.
12. FINANCING EVENTS
On July 31, 2007, the Company reached an agreement with M&M Engineering (“M&M”) to receive an early pay-off of the long-term note receivable made by M&M in connection with the Company’s disposition of M&M in the first quarter of 2006, which is included in other assets. The Company has received $830,000 in settlement for the $898,473 recorded as of September 30, 2007. The Company recorded a non-operating loss of $68,473 related to this settlement in the third quarter of 2007.

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
FORWARD-LOOKING STATEMENTS
The matters discussed in our Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could” “expect” “estimate” “may” “potential” “will” “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors,” as well as any other cautionary language in the Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
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
The Repair and Overhaul segment provides a full array of electrical and electronic repair, equipment and machinery repair and overhaul, HVAC and refrigeration servicing and repair, pipe fabrication and installation, certified welding services, metal and sheet metal fabrication and installation, custom insulation services, custom flooring services, and machinery repair to the maritime industry. Major customers include Cemex, U.S. Navy, and U.S. Coast Guard.
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
Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in the 2006 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. There have been no significant changes in the Company’s critical accounting policies or estimates during the first nine months of 2007.
Off Balance Sheet Risk
The Company currently has no off balance sheet arrangements.
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
FISCAL QUARTER ENDED SEPTEMBER 30, 2007 COMPARED WITH FISCAL QUARTER ENDED SEPTEMBER 30, 2006
Consolidated Overview (000s)

	Three months ended September 30,
	2007		2006
Total revenue	$2,343	100.0%	$4,789	100.0%
Gross profit	92	3.9%	543	11.3%
Operating loss	(2,534)	-108.2%	(1,831)	-38.2%
Revenue for the quarter ended September 30, 2007 decreased on a year-over-year basis by 51%, compared with the quarter ended September 30, 2006, primarily due to less revenue in our Services segment of $1.9 million predominantly from the loss of programs, and lower revenue in our Security Solutions segment due to a shift in contracts and lower Navy launch tube revenue. Specific revenue decreases are discussed in each segment presentation below. Gross margin as a percentage of sales decreased from 2006 due to reduced margins in our Services segment. The gross margins in the third quarter of 2006 benefited from the contract close-out of our TSA contract and there was no comparable revenue in 2007. In 2006, the significant amount of revenue from the Services segment was able to offset the losses from the Security Solutions segment and maintain an overall company gross margin of 11.3%.
Revenue for the fourth quarter of 2007 is expected to increase from the third quarter levels. We also expect gross profit margins to improve in the fourth quarter assuming no significant material procurement revenue.
The overall operating loss increased from the third quarter of 2006 primarily due to lower gross profit and bad debt reserves of $230,000 taken during the third quarter of 2007. The bad debt reserves were taken on two specific contracts that we executed as a subcontractor to the prime contractor in the amounts of $210,000 and $20,000. We have filed suit related to the $210,000 receivable.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Security Solutions (000s)

	Three months ended September 30,
	2007		2006
Security Solutions
Total revenue	$696	100.0%	$1,142	100.0%
Gross loss	(151)	-21.7%	(219)	-19.2%
Operating loss	$(604)	-86.8%	$(446)	-39.1%
The decrease in revenue of $446,000 for the quarter ended September 30, 2007, compared with the quarter ended September 30, 2006, is primarily due a decrease in the Navy launch tube orders from 2006 of $230,000, the absence in 2007 of a munitions assembly contract that accounted for $290,000 of revenue in 2006, and a decrease in container related revenue of $60,000. These decreases were partially offset by our new L-3 contract of $200,000.
Our low revenue levels for the quarter were not sufficient to absorb all of our fixed manufacturing costs. To help improve our efficiency, we have consolidated our manufacturing operations during the quarter and we continue to look at our cost structure to eliminate unnecessary costs.
The increase in our overhead cost is attributable to a bad debt reserve for $210,000 related to outstanding receivables on a specific contract offset by reduced operating expenses as a result of our cost reductions in prior quarters.
Repair and Overhaul Segment (000s)

	Three months ended September 30,
	2007		2006
Repair and Overhaul
Total revenue	$228	100.0%	$250	100.0%
Gross profit	29	12.7%	70	28.0%
Operating loss	$(113)	-49.6%	$(68)	-27.2%
Revenue for this segment was flat as compared with the prior year. The segment had a large contract in progress at quarter end 2007 that was completed in early October 2007. As this segment recognizes revenue on a completed contract basis, no revenue was earned for this work.
Services Segment (000s)

	Three months ended September 30,
	2007		2006
Services
Total revenue	$1,419	100.0%	$3,397	100.0%
Gross profit	214	15.1%	692	20.4%
Operating (loss)income	$(178)	-12.5%	$3	0.1%
Revenue decreased in the Services segment by $2.0 million in the quarter ended September 30, 2007, compared with the same quarter in 2006. The primary reason for the revenue decrease is the loss of our TSA contract which contributed $0.6 million in revenues in the third quarter of 2006, decreases in revenue from our environmental sampling and chemical demilitarization contracts of $0.6 million, and reduced revenue from our Customs and Border contracts of $0.3 million.
Gross profit as a percentage of revenue declined due to the contract close-out of our TSA work in the third quarter of 2006.
Operating income decreased by $0.2 million in 2007, compared with 2006, due primarily to reduced gross profit, partially offset by the impact of cost reductions in early 2007.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Corporate Expenses (000s)

Operating loss	$(1,639)	$(1,320)
Corporate expenses increased 22% for the quarter ended September 30, 2007 compared with the quarter ended September 30, 2006, due primarily to severance pay. In the third quarter of 2007, we expensed $235,000 related to severance compared with $0 in the third quarter of 2006.
Other Income
Other income for the third quarter of 2007 was comprised of proceeds from the Plum Island settlement and our Weskem joint venture, rental income generated by leasing of property in Ft. Walton Beach, Florida, and interest income. The increase in other income from the comparable period in 2006 is due to the $400,000 settlement in the Plum Island claim, partially offset by a reduction in our Weskem income of approximately $200,000.
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006
Consolidated Overview (000s)

	Nine months ended September 30,
	2007		2006
Total revenue	$15,089	100.0%	$23,768	100.0%
Gross Profit	989	6.6%	2,956	12.4%
Operating loss	(5,957)	-39.5%	(4,257)	-17.9%
Revenue for the nine months ended September 30, 2007, decreased on a year-over-year basis by 37%, compared with the nine months ended September 30, 2006. All segments reported lower revenue mainly caused by a shifting contract base in which certain contracts have expired or been completed with no comparable replacement contract in the current year. Some of these negative changes in contract revenue between the periods are: acquisition support revenue ($2.3 million), the loss or completion of services contracts totaling ($3.8 million), and reductions in container and Navy tube work ($1.4 million). Specific revenue decreases are discussed in each segment. Gross margin as a percentage of sales decreased from 2006 due to the lower volume of high margin acquisition support revenue, low-margin material procurement revenue that constituted a greater share of total revenue, and contract close-out revenue on our TSA contract in 2006 for which there was no comparable revenue in 2007. In 2006, the gross profit contribution from the Services segment was able to offset the losses from Security Solutions and maintain an overall company gross margin of 12.4%. In 2007, the revenue from material procurement is 46% of our total company revenue for the period as compared to 28% in 2006. As this revenue is at a much lower margin than our services-based work, the overall gross margin for the Company declined compared with the prior period.
The overall operating loss increased from 2006 primarily due to decreased gross profit of $2.0 million and the impact of severance related costs offset by less intangible amortization of $482,000.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Security Solutions (000s)

	Nine months ended September 30,
	2007		2006
Security Solutions
Total revenue	$1,762	100.0%	$3,368	100.0%
Gross loss	(528)	-30.0%	(591)	-17.5%
Operating loss	$(1,346)	-76.4%	$(1,207)	-35.8%
The decrease in revenue of $1,606,000 for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, is primarily a result of a reduction in our Navy launch tubes work of $680,000, less container-related revenue of $640,000, and decreased munitions assembly conveyors revenue of $460,000, partially offset by an increase in our target board contract revenue of $330,000 and revenue from our new L-3 contract of $200,000.
Our gross loss decreased in the 2007 period as we have eliminated our unprofitable long-term contracts and improved our operations. We have laid off underutilized operational staff in line with our work load, thereby reducing our operating costs, and we are consolidating our operations to achieve greater efficiencies. Our low level of revenue combined with our fixed manufacturing costs has limited the dollar improvement of the gross loss compared with the year earlier period.
Our overhead costs increased due to the $210,000 bad debt reserve taken in the third quarter of 2007 but other overhead costs have decreased primarily through layoffs. We have filed suit related to the collection of the bad debt from our customer. We were a subcontractor to the prime government contractor who has been paid on the contract.
Repair and Overhaul Segment (000s)

	Nine months ended September 30,
	2007		2006
Repair and Overhaul
Total revenue	$1,176	100.0%	$1,772	100.0%
Gross profit	345	29.3%	596	33.6%
Operating (loss)income	$(89)	-7.6%	$220	12.4%
The decrease in revenue of $596,000 for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, was mainly driven by the completion of a large Coast Guard contract for $431,000 in February 2006 and the volume of Hurricane Katrina-related work in early 2006. Gross profit dollars decreased due to lower revenue. Our operating costs increased in 2007 as we have increased our senior staff over the same period in 2006 and expanded our insurance coverage.
Services Segment (000s)

	Nine months ended September 30,
	2007		2006
Services
Total revenue	$12,151	100.0%	$18,628	100.0%
Gross profit	1,172	9.6%	2,951	15.8%
Operating income	$189	1.6%	$1,221	6.6%
Revenue decreased in the Services segment by $6.5 million for the nine months ended September 30, 2007, compared with the same period in 2006. The primary reasons for the revenue decrease are a reduction in our acquisition support revenue ($2.3 million), the loss of our TSA contract ($1.9 million), and the completion of our ESU ($1.4 million) and chemical demilitarization contracts ($0.6 million). These decreases were partially offset by increased material procurement revenue of $0.4 million.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gross profit as a percentage of revenue declined mainly due to the reduction in higher margin acquisition support services revenue combined with an increase in lower margin material procurement revenue. The ratio of material procurement revenue to overall segment revenue increased from 35% in 2006 to 57% in 2007. Gross margin dollars decreased due to lower margins and lower overall revenue.
Operating profit decreased by $1.0 million in 2007, as compared with 2006, mainly due to reduced gross profit offset by cost reductions in our overhead expenses. We have closed four locations within this segment and reduced our overhead staff in conjunction with closing these offices.
Corporate Expenses (000s)

	Nine months ended September 30,
	2007	2006
Operating loss	$(4,711)	$(4,491)
Corporate expenses increased for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, as increased personnel costs and severance related expenses were partially offset by less intangible amortization of $482,000 and lower legal and consulting fees The reduced intangible costs are due to catch-up amortization recorded in June 2006. The increased personnel costs are due to headcount increases primarily in business development in 2007 as compared with the same period in 2006.
Other Income
Other income for the first nine months of 2007 is composed of proceeds from the Plum Island claim and the Weskem joint venture, rental income generated by leasing of property in Ft. Walton Beach, Florida, and interest income. The significant increase in Other Income from the comparable period in 2006 is due to the $400,000 Plum Island settlement in the third quarter of 2007.
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $2.8 million at September 30, 2007. Our overall cash position has decreased by approximately $1.7 million since year-end primarily due to our operating losses. We have been able to offset some of the cash impact of our losses through better management of our receivables, both billed and unbilled, in addition to accepting an early pay-off of the M&M note receivable. Accounts receivable decreased during the first nine months of 2007 and provided cash to fund part of our loss for the period. We also spent approximately $300,000 for severance and severance-related payouts during the first nine months of 2007.
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
Contractual Obligations and Commitments (000s)
The Company, during the normal course of business, enters into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers. These products and services are not considered unconditional obligations until the products and services are actually delivered. We do not record a liability until that criterion is met. The table below summarizes our contractual obligations under operating leases, capital leases, and debt as of September 30, 2007.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2007	2008	2009	2010	2011	2012+
Operating Leases	$126	$564	$504	$527	$349	$—
Capital Leases	15	69	73	65	19	—
Mortgage Payable	12	47	51	56	61	1,643

Total Lease Commitments	$153	$680	$628	$648	$429	$1,643

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
Interest Rate Risk
At September 30, 2007, the Company had no amounts outstanding under credit instruments or arrangements involving material interest rate risk. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
As of September 30, 2007, cash and cash equivalents were approximately $2.8 million. The Company only had investments in money market interest-bearing accounts.  Accordingly, we believe that a 10% adverse change in the average interest rate on our money market cash investments would have no material effect on future earnings or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our outstanding legal proceedings are described in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been one material development regarding any of our outstanding legal proceedings during the first nine months of 2007 and through the filing date of this report.
Plum Island Claim
On May 30, 2007, the Company settled the Plum Island claim for $400,000 which the Company received in the third quarter of 2007. The Company had filed a Complaint before the Department of Transportation of Contract Appeals in the amount of $810,555 related to three counts of equitable adjustment for services provided by Horne Engineering related to the creation of wetlands at the Plum Island Animal Disease Center in New York.
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

ITEM 6. EXHIBITS
2.1 Agreement and Plan of Merger among Silva Bay International, Inc., SSS Acquisition Company and Spectrum Sciences & Software, Inc., dated April 2, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on August 11, 2003)
2.2 Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc, Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005)
2.3 Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition, LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne, and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
2.4 Amendment and Waiver Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition, LLC., Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne, and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
2.5 Stock Purchase Agreement by and between Spectrum Sciences & Software Holdings Corp., and 53341 Newfoundland and Labrador Ltd. dated June 21, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2006)
2.6 Retraction Agreement by and between Spectrum Sciences & Software Holdings Corp. and M&M Engineering, Ltd. dated June 21, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2006)
3.1 Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.2 Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.3 Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.4 Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.5 Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.6 Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006)
3.7 Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005)
3.8 Amendment to the Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006)

3.9 Amendment to the Amended and Restated Bylaws of Horne International, Inc. as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2007)
4.1 Specimen Certificate of Common Stock (previously filed on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
4.2 Registration Rights Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
10.4* Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
10.5* First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)
10.6* Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
10.7* First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)
10.8* 2004 Non-Statutory Stock Option Plan dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004)
10.9* Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2004)
10.10* Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004)
10.11* 2004 Non-Statutory Stock Option Plan, as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2006)
10.12* Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, William Ham, Jr., and Nancy C. Gontarek, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004)
10.13* Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, William Ham, Jr., and Nancy C. Gontarek, dated January 12, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005)
10.14* Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, and William Ham, Jr, dated February 14, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2005)
10.15* Stock Option Agreement between Spectrum Sciences & Software Holding Corp. and Michael M. Megless, dated January 23, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2006)

10.16 Settlement and Standstill Agreement dated November 17, 2005, by and among Robert Genovese, BG Capital Group, Ltd., and Spectrum Sciences & Software Holdings Corp. (previously filed on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2006)
10.17* Employment Agreement, dated as of July 2007, by and between Horne International, Inc. and Robert Suthard (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 17, 2007)
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002 (filed herewith)
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Indicates management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2007.
HORNE INTERNATIONAL, INC.

By:	/s/ Darryl K. Horne
Darryl K. Horne
President and Chief Executive Officer

By:	/s/ Michael M. Megless
Michael M. Megless
Chief Financial Officer