Form 10-K
period 2007-12-30
Horne International, Inc.
filed 2008-04-14
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal-year ended: December 30, 2007
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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2007, was approximately $15.5 million based on the closing sale price of the registrant’s common stock as reported on the Over the Counter Bulletin Board on that date.
As of March 31, 2008, there were 42,687,324 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE. None.

i

FORWARD-LOOKING STATEMENTS
Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.
Item 1. Business.
Horne International, Inc. (the “Company” or “We”, “Us”, “Our” or similar terms) is a premier technology and technical engineering solutions company focused on three primary target markets — security, energy, and the environment. The Company’s service areas encompass program engineering, technology, manufacturing, environment, safety & health, acquisition services, public outreach, and business process engineering.
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
As a result of these acquisitions and dispositions, the nature of the Company’s business changed significantly, including our reportable segments. Prior to the 2005 acquisitions, the Company had three reportable segments: Management Services, Engineering and Information Technology, and Manufacturing. In 2005, these segments were consolidated into one segment, Security Solutions, and as a result of our 2005 acquisitions, we added Industrial and Offshore, Repair and Overhaul, Procurement Services, and Engineering Services. In the year ended December 31, 2006, we amended our reportable segments back to three due to the disposition of our M&M subsidiary (Industrial and Offshore) and to better reflect how we manage our businesses. We consolidated the Engineering and Procurement Services into the Services segment. These segments better reflect how we manage the business and allocate our resources. The Industrial and Offshore segment reported in 2005 related solely to the operations of M&M and is no longer reported as a result of the sale of M&M.
Prior to the sale of M&M, the Company operated in both the United States and Canada with some contract work being performed at customer sites in the Middle East. The sale of M&M concluded the Company’s Canadian operations.
Subsequent Events
During the first quarter of 2008, the Company made the decision to cease operations of SSSI and CEECO. CEECO’s operations will be completed during the first quarter of 2008 with SSSI completing operations in the second quarter of 2008.
On March 19, 2008, the Company entered into a note with Darryl K. Horne, Company’s President and Chief Executive Officer, under which the Company borrowed $260,000 at 8% interest. The interest is payable quarterly beginning in July 1, 2008 with principal payable upon demand. The note is unsecured and is not convertible into any Company securities.
On April 1, 2008, the Company entered into a note with Darryl K. Horne, Company’s President and Chief Executive Officer, under which the Company borrowed $240,000 at 8% interest. The interest is payable quarterly beginning in July 1, 2008 with principal payable upon demand. The note is unsecured and is not convertible into any Company securities.
On April 10, 2008, the Company entered into a binding term sheet with Darryl K. Horne, the Company’s President and Chief Executive Officer, for the provision by Mr. Horne of a working capital loan to the Company. The terms of the loan provide that the Company will be able to borrow $500,000 at 8% interest,with such interest payable quarterly beginning in July, 2008. Principal under the loan will be payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company’s Ft Walton Beach, Florida commercial property formerly utilized for SSSI’s operations (the “SSSI Property”). The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance. Mr. Horne’s loan will be secured by a second deed of trust on the SSSI Property , which will be junior in priority and subordinate to a first deed of trust securing the Company’s obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent, and Trevor Foster, described below. The loan will not be convertible into any Company securities. The terms of the loan were approved by the Company’s Board of Directors, including each disinterested director. The loan documentation will contain customary terms and conditions for financing of this type, and the Company expects to close on the loan in late April 2008.

On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP and Trevor Foster, for the provision to the Company of a revolving line of credit. Evan Auld-Susott is the Company’s Director of Acquisitions and a member of the Company’s Board of Directors. Under the line of credit, the Company will be able borrow $1,000,000 at 12.5% interest upon the Company’s certification to the lenders that the Company has fully exhausted all funds available to the Company pursuant to the $500,000 working capital loan from Darryl K. Horne, described above. Interest on the line of credit will be payable quarterly beginning in July, 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the SSSI Property. The maturity date of the line of credit may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2,500 and (ii) one-half percent of the outstanding principal balance. The lenders will have a first deed of trust on the SSSI Property, which will be senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to this working capital loan described above.. The loan will not be convertible into any Company securities. The terms of the line of credit were approved by the Company’s Board of Directors, including each disinterested director. The line of credit documentation will contain customary terms and conditions for financing of this type, and the Company expects to close on the line of credit in late April 2008.
Business Segments
The Company comprises three distinct operating companies that each operate in their own reportable segments: Security Solutions (SSSI), Repair and Overhaul (CEECO), and Services (Horne Engineering). These segments are predominantly focused in the U.S. defense markets, although all segments also serve commercial customers. Financial information for each segment can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 17 to the audited financial statements in Item 8. The Company previously reported the Industrial and Offshore segment that was disposed of with the sale of M&M in June 2006.
Security Solutions
Our Security Solutions segment, which will cease operations in April 2008, specialized in the manufacturing of aircraft and munitions support equipment for the U.S. Department of Defense. The Security Solutions segment, which employs approximately 15 employees, is based out of and operates in Ft. Walton Beach, Florida. Most of the Company’s contracts in this segment are with the U.S. Department of Defense.
The segment’s manufacturing operations, with revenue of $2.6 million, accounted for approximately 97% of the segment’s revenues in 2007. The main products of the manufacturing group are U.S. Navy containers and launch tubes, missile shipment and storage containers, and aircraft maintenance stands for military aircraft.
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
Repair and Overhaul
The Repair and Overhaul segment, which ceased operating in the first quarter of 2008, provided services to the maritime industry, predominantly for on-board ship repair of HVAC and refrigeration systems, welding services, and custom flooring, insulation, and machinery installations. The group also performed extensive work replacing navigation towers destroyed by Hurricane Katrina. This unit was based out of Port Canaveral, Florida, and employed approximately 15 people.
The competitive environment of the segment is fairly limited, with the major competitor of the Company being Standard Marine. Many contract awards are issued with minimal competitive bidding; past performance is a key component of award decisions. The major clients of this segment were the U.S. Coast Guard, CEMEX, and the U.S. Navy.
Services
The Services segment focuses on providing program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, public outreach, and information technology services, including modeling and simulation, software development, GIS/geospatial products and services, and technology integration. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, and Transportation. This is a service-based segment that relies on its people to maintain the reputation of the Company to expand operations and improve marketability. The Company has been successful in recruiting top-level candidates to staff open client-focused positions. The applicant pool for the required expertise appears to be sufficiently deep to meet our needs. This segment is primarily based out of our Fairfax, Virginia, headquarters and employs approximately 50 people.

The market addressed by the Services segment is a very large, competitive market with some of the largest businesses and institutions in the country competing in addition to numerous small and emerging businesses. Success is dependent on high performance, expert personnel, intimate knowledge of the organizations being served, and strong relationships with the clients and our private sector partners. This market sector is dependent on the federal budget cycle, federal expenditures, and related priorities.
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
Discontinued Operations
Discontinued operations includes the results of our M&M Engineering Ltd. subsidiary that was sold in June 2006 and represented our Industrial and Offshore segment. The results of SSSI and CEECO are included in operations as the decision to cease operations was not made until 2008.
Backlog
The Company is reporting two types of backlog: funded and unfunded. These classifications differ significantly in terms of their expected value to the Company and the expected realization of these amounts. The funded backlog, as shown in the table below, includes all contracts that have been awarded and funded by the client, in most cases a government entity. Funded contracts are subject to changes in work scope, delays in project startup, and cancellation by the client. The backlog figures shown below are as of March 31, 2008.
Funded Backlog (all dollars in thousands)

	2008	2009	2010+
Security Solutions	$373	$—	$—
Repair and Overhaul	—	—	—
Services	5,312	—	—

Total Funded Backlog	$5,685	$—	$—

The Company previously reported funded backlog of $6,899 at March 15, 2007, with Security Solutions having $979 and Services of $5,920.
The amount of unfunded backlog was approximately $72 million at March 31, 2008. The unfunded backlog comprises contract awards that, at present, have no funding or confirmed orders on which to rely. An example of this would be GSA schedule awards that are indefinite delivery/indefinite quantity awards. While these contracts have the potential to generate revenue, the amount, timing, and certainty of those revenues are unknown. As such, the amount of revenue recognized under these contracts may be significantly less than the amount of unfunded backlog disclosed above.
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

Material Government Contract Provisions
The funding of U.S. government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis, even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations.
All contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to do any of the following:
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
Available Information
Our headquarters is located at 2677 Prosperity Avenue, Suite 300, Fairfax, VA 22031. Our website address is www.Horne.com. The information contained on our website is not incorporated by reference into this Annual Report. All reports we filed electronically with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information and amendments to those reports filed electronically (if applicable), are accessible at no cost on our website as soon as reasonably practicable after such reports have been filed or furnished to the SEC. These filings are also accessible on the SEC’s Web site at www.sec.gov. The public may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.
We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock. These risk factors are described below.
We have experienced liquidity problems and may need to raise capital on terms unfavorable to our stockholders.
At December 30, 2007, we had a cash balance of $0.7 million and a net loss of $19.1 million. While we have recently secured financing and financing commitments from affiliates that we believe will provide sufficient capital to fund our ongoing operations in 2008 (see “Item 1 – Business – Subsequent Events,” above and Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K), we may need to secure additional financing for our operations in the future. We continue to explore growth opportunities for our business, but we do not have complete control over the timing and awarding of future contracts as they are subject to economic, political, financial, competitive, regulatory, and other factors affecting the defense and security industries.
Our current financial condition combined with the security interests in certain of our assets provided in connection with our financing from affiliates, may make it difficult for us to raise capital. There is no assurance that we will be able to obtain any necessary financing to support our business on acceptable terms, or at all; and even if we can, we may do so on terms that are not favorable to our stockholders.
Increased corporate overhead structure combined with a reduced operating base may impact our ability to operate at a profit.
We have made a significant investment in our corporate structure to provide the organizational capabilities to expand our business both organically and through acquisitions. This investment has increased our on-going cost structure and may impair our ability to earn a net profit. This increase in organizational structure has occurred at the same time that we are disposing of two of our subsidiaries, thereby putting additional cost burdens on our remaining subsidiaries.
If we are unable to grow our business, we may incur significant operating losses. We are actively monitoring our cost structure to ensure that we are prudently incurring expenses and we are actively pursuing growth opportunities for our business.
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
Our tax loss carry-forward may be adversely impacted by factors outside of our control which could severely limit the value and amount of the tax loss carry-forward in future years.
As of December 30, 2007, we have approximately $49 million of net operating loss carry-forward available to offset future taxable income. The United States Internal Revenue Service has certain rules regarding stock ownership changes within a given three year period. While management is able to manage within these guidelines without triggering the limitations that limit a company’s ability to utilize net operating loss carry-forwards, management may not be able to control or influence outside parties’ activity with regard to our stock.

Our acquisition of Amata, Inc. may not be successful and that may adversely affect our results of operations and financial condition.
In January 2008, we entered into a stock purchase agreement to acquire Amata, Inc., a provider of state-of-the-art security systems for critical facilities and infrastructure. While we believe that acquisition of Amata will greatly expand our business and enhance our ability to market both in the government and private sector, completion of the acquisition is subject to a number of conditions, including the receipt of outstanding receivables from Amata’s primary customer, and consequently, we may not be able to complete the acquisition timely or at all.
There is no assurance that we will realize the anticipated benefits we anticipate from the Amata acquisition.
If we are unable to complete the Amata acquisition, our financial condition and results of operations may suffer. We have loaned Amata $750,000, through March 31, 2008, to fund its working capital needs pending closing of the acquisition, and these loans are secured on a subordinated basis. If Amata is unable to meet the conditions for closing of the acquisition, its ability to repay our loans would be substantially in doubt.
There is no assurance that if the Amata acquisition is consumated, we will be able to integrate the operations of Amata without encountering difficulties, including unanticipated costs, difficulty in retaining customers, and failure to retain key employees. Following the Amata acquisition, we may not realize the revenues net income or other benefits that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. In addition, Amata’s business is currently substantially dependent upon one project and delays in such or adverse events affecting the project could have an adverse effect on Amata’s business and operating results.
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
We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts, which affect how we do business with our government clients and may impose added costs on our business. Among the most significant regulations are the following:
•	The Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulates the formation, administration, and performance of government contracts, including provisions relating to the avoidance of conflicts of interest and intra-organizational conflicts of interest;

•	The Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with some contract negotiations;

•	The Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process;

•	The Cost Accounting Standards, which impose accounting requirements that govern our right and method to reimbursement under some cost-based government contracts;

•	Laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified products, technologies, and technical data;

•	Laws surrounding lobbying activities a corporation may engage in to support corporate interests; and

•	Compliance with anti-trust laws.
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
If the government discovers improper or illegal activities by the Company or its employees, the Company may be subject to civil and criminal penalties and administrative sanctions, including contract termination, forfeiture of profits, suspension of payments, fines, and suspension or disbarment from conducting future business with the government. In addition, the Company could suffer serious harm to its reputation if allegations of impropriety were made against it, whether or not true. The Company is not aware of any instances of improper or illegal activities of its employees.
Horne Engineering is the only subsidiary subject to incurred cost audits at this time. Horne Engineering is current on the DCAA audit through 2004 and has not had any significant audit findings in any recent DCAA audit.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of March 31, 2008, the Company’s headquarters were located in offices leased by the Company in Fairfax, Virginia. Information about the Company’s other operating facilities is set forth below:

Segment	Location	Leased/Owned	Usage
Security Solutions	Ft. Walton Beach, FL	Owned	Manufacturing
	Ft. Walton Beach, FL	Leased	Manufacturing
Repair and Overhaul	Port Canaveral, FL	Leased	Fabrication
The facilities for the Services segment include general office space that is provided by our clients.
We believe all properties that we currently occupy are suitable for their intended use. The Company is working to reduce its financial commitments related to properties at its Florida locations in accordance with the cessation of operations in those locations.
Item 3. Legal Proceedings.
Information regarding material legal proceedings involving the Company is included in Note 18 to the Company’s consolidated financial statements under the heading “Legal Matters” in Part II, Item 8 of this report, which is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
No items were submitted for shareholder vote in 2007.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Performance of Common Stock, Stockholders of Record, and Dividends on Common Stock. The common stock of the Company is listed on the OTC Bulletin Board electronic quotation system and trades under the symbol “HNIN.” The common stock was first traded on December 5, 2003, under the symbol “SPSC.” The symbol was changed in conjunction with the corporate name change in August 2006 and began trading under the current symbol on September 12, 2006. The following table sets forth the high and low bid prices for our common stock for each quarterly period beginning in 2006 as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2006
First Quarter	$1.22	$0.65
Second Quarter	$1.15	$0.68
Third Quarter	$0.93	$0.42
Fourth Quarter	$0.60	$0.33

2007
First Quarter	$0.60	$0.36
Second Quarter	$0.42	$0.24
Third Quarter	$0.50	$0.32
Fourth Quarter	$0.37	$0.16

There were approximately 80 stockholders of record on March 31, 2008. A significant number of the outstanding shares are beneficially owned by individuals or entities registered in a street name. The Company believes there are approximately 6,200 beneficial owners of its common stock as of March 31, 2008.
The Company has never paid any cash dividends and has no current intention to pay a dividend in the foreseeable future.
2004 Non-Statutory Stock Option Plan
The Company’s 2004 Non-Statutory Stock Option Plan was adopted by the Board of Directors on March 11, 2004 and approved by the shareholders in March 2004. The plan was intended to advance the interests of the Company by inducing individuals, and eligible entities, and by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company, and by providing the participating employees, non-employee directors, consultants, and advisors with an additional incentive to promote the success of the Company. Under this plan, a maximum of 10,000,000 shares of the Company’s common stock, par value $.0001, were authorized for issue. Options issued under this plan would expire one year from the date of issuance.
Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan
The Amended and Restated Number 1, 2004, Non-Statutory Stock Option Plan was adopted by the Board of Directors on April 16, 2004. This restated plan took the same form as the 2004 Non-Statutory Stock Option Plan with the exception that the maximum number of options authorized under this plan was increased to 30,000,000.
Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan
The Amended and Restated Number 2, 2004, Non-Statutory Stock Option Plan was adopted by the Board of Directors on November 15, 2004. This restated plan took the same form as the earlier plans, except that it amended the expiration date on future stock options issued from one year to three years and likewise extended the expiration date of any options issued pursuant to such prior stock option plans. No additional options were authorized under this amended plan.
The amendments to the Stock Option Plan have not been approved by the shareholders.
Item 6. Selected Financial Data (all dollars in $000’s except per share data).

	2007	2006	2005	2004	2003
Revenue	17,676	28,256	53,698	11,134	13,330
(Loss)income from Continuing Operations	(19,143)	(5,874)	(4,492)	(40,618)	380
Per share of Common Stock-basic & diluted	(0.46)	(0.14)	(0.11)	(1.21)	0.02
Net (Loss)Income	(19,143)	(8,594)	(3,986)	(40,307)	206
Per share of Common Stock-basic & diluted	(0.46)	(0.20)	(0.09)	(1.20)	0.01
Total Assets	10,332	30,064	49,404	31,213	4,634
Long-term Debt including current portion	2,087	1,994	2,813	—	1,763
Shareholder Equity(Deficit)	5,620	24,517	35,097	28,623	(889)
EBITDA less stock option expense	(17,901)	(6,706)	(2,098)	(1,885)	(38,878)
Adjusted EBITDA	(5,907)	(4,012)	(2,536)	(38,878)	732

The financial information above is reflective of the operations since 2003. Prior to April 2003, the predecessor company Silva Bay International, Inc., was a non-reporting entity that had no financial activity. The above data include the results of the 2005 acquisitions of CEECO and Horne Engineering subsequent to their respective dates of acquisition. The above data exclude the results of M&M, which the Company acquired in 2005 and disposed of in 2006.
The Company uses certain measures of performance that are not required by, or presented in accordance with, generally accepted accounting principles (GAAP). These non-GAAP financial measures are EBITDA less stock option expense and Adjusted EBITDA. These measures should not be considered as an alternative to income from operations, net income, net income per share, or any other performance measure derived in accordance with GAAP.
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
In addition to EBITDA less stock option expense, we use a measure called Adjusted EBITDA, which we define as EBITDA less stock option expense excluding the effects of discontinued operations, cumulative effects of accounting changes, and other non-operating items that represent one-time events. Our management does not view these types of charges as indicative of the status of our operations and therefore believes that Adjusted EBITDA provides investors with a useful measure of our operating performance.
EBITDA Reconciliation
(numbers in thousands)

	2007	2006	2005	2004	2003
Net (Loss)Income	(19,143)	(8,594)	(3,986)	(40,307)	206
Depreciation/Amortization	1,333	1,813	464	176	139
Interest expense (income)	(137)	(125)	176	(125)	295
Tax expense (benefit)	—	26	62	(21)	92
Options issued to Employees/directors	46	174	1,399	1,399	—

EBITDA	(17,901)	(6,706)	(1,885)	(38,878)	732
Cumulative effect of accounting change	—	—	—	—	—
Write-off of intangibles	11,994
Loss(gain) from discontinued operations	—	2,694	(651)	—	—

Adjusted EBITDA	(5,907)	(4,012)	(2,536)	(38,878)	732

Quarterly Financial Data
2007

	Q1	Q2	Q3	Q4
Revenue	2,998	9,748	2,343	2,587
Gross Profit	176	720	92	31
Net Loss	(1,969)	(1,186)	(2,083)	(13,905)
Basic & diluted loss per share	(0.04)	(0.03)	(0.05)	(0.34)
2006

	Q1	Q2	Q3	Q4
Revenue	12,746	6,233	4,789	4,488
Gross Profit	1,502	910	544	796
Net Loss	(507)	(4,562)	(1,532)	(1,994)
Basic & diluted loss per share	(0.01)	(0.10)	(0.04)	(0.05)

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
The following discussion and certain other sections of this report contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict, and accordingly, the Company’s actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors may affect the Company’s performance. These factors include changes in general economic conditions and competitive market conditions; price pressures; relationships with key customers; and other factors discussed in Part I, Item 1A, “Risk Factors,” and the sections entitled “Executive-Level Overview” and “Critical Accounting Estimates” below. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.
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
The Company made the strategic decision to terminate the operations of SSSI and CEECO in the first quarter of 2008 due to continuing losses and to focus on its core business.
Basis of Presentation
The fiscal-year for Horne International, Inc. is the 52 or 53 weeks ending on the last Sunday in December. Fiscal 2007 and 2006 were 52-week fiscal-years. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated joint ventures were adjusted to fair market value upon the acquisition of Horne Engineering in 2005. The investments are now recorded under the cost method.
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
We believe that the following critical accounting estimates, among others, require us to make significant estimates and judgments in the preparation of our financial statements:

Revenue Recognition
The Company’s principal method of revenue recognition varies by segment. The Security Solutions segment uses percentage of completion, our Repair and Overhaul segment uses the completed contract method of revenue recognition, and our Service segment primarily uses cost plus on reimbursable time-and-materials contracts. The revenue on these contracts is recognized as costs are incurred. The Service segment does have a limited number of short-term fixed-price contracts where revenue is recognized as milestones are achieved. Although the Repair and Overhaul segment uses the completed contract method of revenue recognition, there is no material difference in the results of using completed contract versus percentage of completion due to the short-term nature of its contracts.
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
Allowance for Bad Debts
We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual and overall basis. The majority of our contracts are with United States Government entities and as such we have minimal risk of collectability. The few contracts we have with non-governmental entities we review on a contract-by-contract basis. During 2007, we recorded a $200,000 bad debt reserve on a specific contract in our Security Solutions segment on a contract where we executed as a subcontractor. We have filed suit related to this contract and the receivable is fully reserved at December 30, 2007.
Net Operating Loss Carry-Forwards
We have not recognized the benefit in our financial statements with respect to the approximately $49 million net operating loss carry-forwards for federal income tax purposes as of December 30, 2007. This benefit was not recognized due to the possibility that the net operating loss carry-forwards would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carry-forward or that the carry-forwards may be limited as a result of changes in our equity ownership. We intend to use these carry-forwards to offset our future taxable income. If we were to use any of this net operating loss carry-forwards to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carry-forwards are subject to limitation as a result of capital transactions, we may be liable for back taxes, interest, and, possibly, penalties.

Goodwill and Other Intangibles
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
During the Company’s annual review of goodwill and other intangibles in the fourth quarter of 2007, we determined that due to our on-going operating losses and future projected operating losses, all intangible assets, including goodwill, should be written off. This write-off resulted in an $11.994 million charge to net income in the fourth quarter of 2007. See footnote 7 of the audited financial statements in Item 8 for additional information.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal-years beginning after November 15, 2007, thus it will start affecting the Company on December 31, 2007, the beginning of the Company’s 2008 fiscal-year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal-years beginning after November 15, 2007. We will adopt SFAS 159 on December 31, 2007 and have not yet determined the impact, if any, on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal-year 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal-year 2009. As of December 30, 2007, we did not have any minority interests. The adoption of SFAS No. 160 will not impact our consolidated financial statements.
In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal-year 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

Overall Results of Operations
The results of operations do not include any activity for the Industrial and Offshore Segment that was terminated with the sale of M&M in June 2006.

	For the Year ended December,
	(all dollars in 000’s)
	2007		2006
Revenues	17,676	100.0%	28,256	100.0%
Cost of Revenue	16,657	94.2%	24,504	86.7%
Gross Profit	1,019	5.8%	3,752	13.3%
Operating Loss	(19,951)	-112.9%	(6,354)	-22.5%
Revenue declined in 2007, as compared with 2006, in all segments with decreases ranging from 30% to 48%. The largest dollar decrease was in our Services segment, $8,100 representing a 37.4% decrease over 2006 Services revenue. Specific details are provided in the individual segment sections.
Gross margin declined both in dollars and as a percentage of sales despite a slight improvement in Security Solutions, as the reduction in our high-margin acquisition support services revenue was combined with lower revenues in all segments. Lower segment revenues negatively impacted our utilization rates of direct staff which decreased our profitability.
Operating loss increased over 2006 mainly due to the write-off of the intangibles from our Horne Engineering and CEECO acquisitions. Based on our annual intangible impairment review during the fourth quarter of 2007, we determined that all of our intangibles and related goodwill for these two acquisitions needed to be expensed. This accounted for approximately $12.0 million of expense in 2007. The Company did not perform a formal interim intangible and goodwill analysis prior to the fourth quarter of 2007 as we were awaiting the results of several proposal efforts that could have had a significant impact on our forecasts, thereby impacting the intangible analysis. Once the outcome of those proposals was known, we were able to more accurately forecast our future operations. The remaining operating expenses were comparable with the prior year with staff reductions and office closings offset by severance and expenses associated with the office closings. We took steps in the fourth quarter of 2007 to further reduce our overhead expenses as we move into 2008. We expect that our operating loss will decrease in 2008 as we will not have the intangible write-offs that occurred in 2007.
Given the uncertainty of several contracts we are pursuing, the variability of our material procurement work, and the uncertainty of the timing of the Amata, Inc. acquisition, we are unable to give an accurate full-year 2008 forecast of our operating results as of the filing of this Annual Report.
Security Solutions

	For the Year ended December,
	(all dollars in 000’s)
	2007		2006
Revenues	2,703	100.0%	3,886	100.0%
Cost of Revenue	3,163	117.0%	4,922	126.7%
Gross Loss	(460)	-17.0%	(1,036)	-26.7%
Operating Loss	(1,566)	-57.9%	(1,848)	-47.6%
Revenue for the Security Solutions segment declined by $1.1 million, or 30.4% from 2006 primarily due to decreased revenue from container manufacturing ($420), Navy Tubes ($380), and maintenance stands ($315). We did have significant new work in 2007 from L3 and our target assemblies; however, these revenue increases were offset by decreases in MAC assembly and rocket module revenue.

Gross profit improved in 2007, as compared with 2006, but was still negative for the year. The main drivers of the negative gross profit were low staff utilization during the first half of 2007, first article costs for a potential new contract, and insufficient revenue levels to offset our fixed manufacturing costs.
Operating costs increased for the 2007 period as a result of a $200 bad debt expense related to a government contract under which we were a subcontractor. We have filed suit with regard to this contract.
Repair and Overhaul

	For the Year ended December,
	(all dollars in 000’s)
	2007		2006
Revenues	1,423	100.0%	2,711	100.0%
Cost of Revenue	1,177	82.7%	1,745	64.4%
Gross Profit	246	17.3%	966	35.6%
Operating (Loss)profit	(348)	-24.5%	443	16.3%
Revenue decreased in the Repair and Overhaul segment in 2007 due to two large contracts that were completed in 2006 and not replicated in 2007. These contracts for navigation towers accounted for $485 of revenue in 2006. This segment suffered from fewer U.S. Coast Guard contracts for in-water repairs, which have customarily been a significant source of revenue. More ships were kept in service for longer periods of time and the ships that were repaired had a higher percentage of dry-docking than has been the historical average.
Gross profit declined both in dollars and as a percentage of revenue due to the absence of the higher margin tower work and a loss taken on one of our larger contracts. We incurred a $120 loss related to a specific contract.
Operating expenses increased slightly from 2006 primarily due to expanded insurance coverage.
Services

	For the Year ended December,
	(all dollars in 000’s)
	2007		2006
Revenues	13,550	100.0%	21,659	100.0%
Cost of Revenue	12,317	90.9%	17,837	82.4%
Gross Profit	1,233	9.1%	3,822	17.6%
Operating (Loss)profit	(607)	-4.5%	1,291	6.0%
Revenue decreased in 2007 from 2006 mainly due to completion of our environmental sampling and chemical demilitarization contracts ($2.7 million), the completion of our acquisition support services contract ($2.3 million), and the termination of our large TSA contract ($2.1 million).
Gross margin decreased significantly in 2007 mainly due to the decreased revenue. Gross margin as a percentage of revenue also decreased mainly due to the absence of the higher-margin acquisition support revenue.
Operating profit decreased both in dollars and as a percentage of sales even though total operating expenses decreased from 2006. We were able to cut costs from our non-core locations and reduce operating staff accordingly, as we closed or consolidated those operations. We were able to reduce operating costs by $800 during 2007 as compared with 2006 but the decrease in gross profit was greater than our cost reductions. The $800K reduction is net of the $568 of intangible write down in Q4 2007.

Corporate Expenses

	2007	2006
Operating Loss	(17,430)	(6,240)
The increase in operating expenses is primarily due to the write-off of $11,400 of intangible assets related to the Horne Engineering and CEECO acquisitions. Increased personnel and severance related costs in 2007 were offset by reduced intangible amortization costs in 2006 of $482.
Discontinued Operations
(all numbers in 000’s)

	2007	2006
(Loss) earnings from discontinued operations	$—	$(2,694)
The discontinued operations only include the results of our M&M subsidiary, formerly the Industrial and Offshore segment.
Backlog by Segment
The Company is reporting two types of backlog: funded and unfunded. These classifications differ significantly in terms of their expected value to the Company and the expected realization of these amounts. The funded backlog, as shown in the table below, includes all contracts that have been awarded and funded by the client, in most cases a government entity. Funded contracts are subject to changes in work scope, delays in project startup, and cancellation by the client. The backlog figures shown below are as of March 31, 2008.
Funded Backlog (all dollars in thousands)

	For the Year ended December,
	(all dollars in 000’s)
	2008	2009	2010+
Security Solutions	$373	$—	$—
Repair and Overhaul	—	—	—
Services	5,312	—	—

Total Funded Backlog	$5,685	$—	$—

The Company previously reported funded backlog of $6,899 at March 15, 2007, with Security Solutions having $979 and Services having $5,920.
The amount of unfunded backlog was approximately $72 million at March 31, 2008. The unfunded backlog comprises contract awards that, at present, have no funding or confirmed orders on which to rely. An example of this would be GSA schedule awards that are indefinite delivery/indefinite quantity awards. While these contracts have the potential to generate revenue, the amount, timing, and certainty of those revenues are unknown. As such, the amount of revenue recognized under these contracts may be significantly less than the amount of unfunded backlog disclosed above.
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $0.7 million at December 30, 2007. During 2007, operations consumed $3.8 million of cash primarily due to operating losses in all segments. Our receivables improved during the year as we have been able to reduce our unbilled accounts receivable balances and bring our receivables aging more current.
During 2006, the Company generated approximately $6.2 million in cash from the sale of M&M and the related release of the cash backed bonding funds. Operations consumed $2.6 million of cash primarily due to operating losses in Security Solutions. Our receivables improved during the year as we were able to reduce our unbilled accounts receivable balances and bring our receivables aging more current.
The Company’s working capital position at December 30, 2007, was $1.6 million, compared with $6.5 million at December 31, 2006. The decrease in working capital is primarily a result of the continued operating losses. Accounts receivable decreased due to better collections and decreased sales.

The Company had a line of credit with Bank of America that expired on April 30, 2007.
The Company anticipates that funds from operations will be sufficient to provide for our 2008 operations and purchases of plant and equipment. The Company has recently received loans from an affiliate in the amount of $500,000 and secured commitments from affiliates for $500,000 in working capital financing and an additional $1,000,000 in a revolving line of credit facility. Details of the terms of these loans and financing commitments are included in “Item 1 – Business - Subsequent Events” and Note 20 to our consolidated financial statements contained in this Annual Report on Form 10-K.
The Company is pursuing additional funding sources in the event that funds from operations and the affiliate financing referenced above are not sufficient to provide for our operations beyond 2008. These funding sources will primarily be in the form of bank credit lines. Given our past financial performance, the costs and fees associated with funding sources may be more expensive than the Company has historically paid. The Company can not determine if the funds available from operations will be sufficient for any acquisitions or facility expansions that may be undertaken during the year. Should the Company make any acquisitions or expansions, other sources of financing may be required.
Contractual Obligations (all numbers in thousands)
The Company has certain obligations and commitments to make future payments under contracts. At December 30, 2007, the aggregate contractual obligations and commitments are:

	2008	2009	2010	2011	2012	2013+
Operating Leases	$613	$504	$527	$362	$—	$—
Capital Leases	71	74	65	19	—	—
Mortgage Payable	47	51	56	61	68	1,575

Total Lease Commitments	$731	$629	$648	$442	$68	$1,575

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
At December 30, 2007, the Company had no amounts outstanding under a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
Cash and cash equivalents, as of December 30, 2007, were approximately $0.7 million and are primarily invested in money market interest-bearing accounts. A hypothetical 10% change in the average interest rate on our money market cash investments would have had no material effect on net income for the twelve months ended December 30, 2007.
Foreign Exchange Risk
We were exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies prior to the disposition of our Canadian subsidiaries. We were exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our former Canadian subsidiaries.
We currently do not have any foreign currency risk and accordingly, estimate that an immediate 10% change in foreign exchange rates would have no impact on our reported net loss. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Item 8. Financial Statements and Supplementary Data.
The following documents are filed as part of this Annual Report on Form 10-K:
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Horne International, Inc.
We have audited the accompanying consolidated balance sheets of Horne International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horne International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
April 14, 2008

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets
(Dollars in thousands except share amounts)

	December	December
	30, 2007	31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$666	$4,465
Receivables, net	2,464	5,170
Inventories	331	156
Prepaid expenses & Other current assets	865	333

Total current assets	4,326	10,124

Property and equipment, net	5,520	5,737
Goodwill	—	3,529
Other intangibles, net	—	9,007
Investments in joint ventures	311	311
Other assets	175	1,356

TOTAL ASSETS	$10,332	$30,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$638	$717
Accrued expenses	1,884	2,517
Deferred revenues	103	319
Current portion of long-term debt	118	68

Total current liabilities	2,743	3,621
Long-term liabilities:
Long term debt, less current portion	1,969	1,926

TOTAL LIABILITIES	4,712	5,547

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 41,774,082 and 41,272,200 issued and outstanding	4	4
Additional paid-in capital	78,617	78,371
Accumulated deficit	(73,001)	(53,858)

Total stockholders’ equity	5,620	24,517

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,332	$30,064

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands except share amounts)

	Twelve months ended
	December 30,	December 31,
	2007	2006
Revenue
Services	$15,106	$23,527
Products	2,570	4,729

Total	17,676	28,256
Cost of Revenue
Services	13,631	19,261
Products	3,026	5,243

Total	16,657	24,504

Gross Profit
Services	1,475	4,266
Products	(456)	(514)

Total	1,019	3,752

Operating Expense	20,970	10,106

Net Operating Loss	(19,951)	(6,354)

Non-operating income(expense), net	808	480

Loss before income taxes	(19,143)	(5,874)

Income tax expense	—	(26)

Loss from continuing operations	(19,143)	(5,900)

Loss from discontinued operations	—	(2,694)

Net and Total Comprehensive Loss	$(19,143)	$(8,594)

Weighted average common shares outstanding:
Basic and diluted	41,683,331	42,814,118

Loss per share:
Basic and diluted from continuing operations	$(0.46)	$(0.14)
Basic and diluted from discontinued operations	$0.00	$(0.06)

Total basic and diluted loss per share	$(0.46)	$(0.20)

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share amounts)

					Comprehensive
	Common Stock			Accumulated	Income
	Shares	Amount	APIC	Deficit	(Loss)	Total

Balance as of January 1, 2006	44,072,200	$4	$79,866	$(45,264)	$491	$35,097
Net Loss				$(8,594)		$(8,594)
Option Issuances			$174			$174
Foreign currency translation M&M disposition					$(491)	$(491)
M&M sale						$(1,494)
Augenbaum settlement			$705			$(175)
Treasury Stock retirement	(2,800,000)	$—	$(2,374)			$—

Balance as of January 1, 2007	41,272,200	$4	$78,371	$(53,858)	$—	$24,517

Net Loss				$(19,143)		$(19,143)
Stock Issuances	501,882	$—	$200			$200
Option Issuances			$46			$46

Balance as of December 30, 2007	41,774,082	$4	$78,617	$(73,001)	$—	$5,620

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	2007	2006
Net loss from continuing operations	$(19,143)	$(5,900)
Adjustments to reconcile net loss to net
Cash used in operating activities
Stock option issuances	46	174
Depreciation/Amortization	1,333	1,813
Allowance for bad debt	200	—
Write-off of goodwill and other acquired intangibles	11,874	—
Legal settlement costs not included in net income	—	(175)
Loss(gain) on disposal of equipment	14	(5)
Decrease (increase) in balance sheet items
Receivables	2,506	7,367
Inventory	(176)	103
Prepaid Expenses	(117)	54
Accounts Payable	(79)	(5,129)
Accrued Expenses	(433)	(357)
Deferred Revenue	(215)	(58)
Other balance sheet changes	350	(523)

Net cash used in continuing operations	(3,840)	(2,636)

Cash flows from investing activities
Cash received from sale of subsidiary	830	6,190
Cash invested in potential acquisition	(559)
Purchase of property and equipment	(183)	(546)
Proceeds from the sale of equipment	46	16

Net cash provided by investing activities	134	5,660

Cash flows from financing activities
Repayment of debt, net	(93)	(102)

Net cash used in financing activities	(93)	(102)

Cash flows used in discontinued operations	—	(270)

Net (decrease)increase in cash and cash equivalents	(3,799)	2,652
Cash and cash equivalents at beginning of period	4,465	1,813

Cash and cash equivalents at end of period	$666	$4,465

     See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
1. ORGANIZATION AND NATURE OF BUSINESS
Organization
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
The Company decided to cease operations in the Spectrum Sciences & Software, Inc., and Coast Engine and Equipment Co. subsidiaries during the first quarter of 2008. These companies represented the entire operations of the Security Solutions and Repair and Overhaul segments, respectively. See additional information in the Subsequent Events Note 20.
The Company disposed of M&M in June 2006. Details of the divestiture are included in Note 3.
Liquidity
Cash and cash equivalents totaled approximately $0.7 million at December 30, 2007 and a loss of $19.1 million for the year ended December 30, 2007. The Company’s working capital position at December 30, 2007, was $1.6 million. The Company anticipates that funds from operations will be sufficient to provide for our 2008 operations and purchases of plant and equipment. The Company has recently received loans from an affiliate in the amount of $500,000 and secured commitments from affiliates for $500,000 in working capital financing and an additional $1,000,000 in a revolving line of credit facility. Details of the terms of these loans and financing commitments are included in Note 20. The Company is pursuing additional funding sources in the event that funds from operations and the affiliate financing referenced above are not sufficient to provide for our operations beyond 2008.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The fiscal-year for Horne International, Inc., is the 52 or 53 weeks ending on the last Sunday in December. Fiscal 2007 and 2006 were 52-week fiscal-years. The Consolidated Financial Statements include the accounts of Horne International, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated joint ventures were adjusted to fair market value upon the acquisition of Horne Engineering in 2005. The investments are now recorded under the cost method.
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
Security Solutions’ revenue on fixed price contracts is generally recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared with estimated total costs to complete the contract, which the Company believes is the best measure of progress toward completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, as necessary, revised on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.
Management believes the above methods and criteria are the best available measures of progress for such contracts. Because of the inherent uncertainties in estimating costs and revenues, it is reasonably possible that the estimates used will change in the future.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
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
Significant Customers and Credit Risks
Revenues from individual customers greater than 10% of consolidated revenues, in the respective periods, were as follows:

	Year Ended December 31,
	2007	2006
Customer A	*	24.8%
Customer B	39.6%	*

*	Less than 10% of consolidated revenue as of the end of each period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of December 30, 2007, all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements

	Fiscal December
	2007	2006
Customer A	*	*
Customer B	*	*
Customer C	26.6%	*
Customer D	13.5%	*

*	Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.
In determining the allowance for doubtful accounts, the Company analyzes the aging of the accounts receivable, historical bad debts, customer creditworthiness, and specific situations involving our customers. As the majority of our work is government related, the risk of uncollectiblity is greatly reduced. We do take specific bad debt reserves when we consider our ability to collect an amount to be in doubt.
Inventories
Inventory costs are stated at the lower of cost or market, determined by either the average cost or first-in, first-out method. Inventory costs normally consist of work in progress with minimal raw materials or finished goods. The Company strives to order raw materials and parts for delivery as needed. On occasion, the Company will advance purchase raw materials if the discounted price of those materials is sufficient to justify the carrying costs of said materials.
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
Determining market values requires the Company to make significant estimates and assumptions. The Company’s judgments are based on historical experience, current market trends, consultations with external valuation specialists, and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different market value. Our annual impairment tests for fiscal 2007 resulted in goodwill impairment. The goodwill impairment is further discussed in Note 7 to these financial statements.
Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived asset groups, including furniture and equipment, computer hardware and software, leasehold improvements, and other finite-lived intangibles, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company’s primary measure of fair value is based on discounted cash flows. The measurement of impairment requires the Company to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. See Note 7 to these financials statements regarding the impairment charge taken in 2007.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
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
Research and Development Costs
Research and development costs are expensed as incurred. The Company incurred approximately $0 and $22,000 in 2007 and 2006, respectively. These costs are included in the accompanying statements of operations.
Earnings (Loss) Per Share
The Company reports its earnings (loss) per share in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 1,912,514 and 4,124,950 were not included in the computation of diluted earnings (loss) per share for the twelve months ended December 30, 2007, and December 31, 2006, respectively, as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar, except that the functional currency of M&M was the Canadian dollar. In the accompanying consolidated financial statements, all monetary consolidated statements of operations items of M&M were translated at the average exchange rate for the six months ended June 30, 2006, at 0.8662 Canadian dollar to 1.00 U.S. dollar. The Company has had no foreign operations since the disposition of M&M on June 21, 2006.
Stock Based Compensation
The Company adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” in 2004. Accordingly, the fair values of stock option awards are determined using the Black-Sholes model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company has traditionally not included a vesting period for option grants, however, beginning in 2006, the Company has included a vesting period for most options granted. See Note 13 for a detailed discussion of the Company’s stock-based compensation plans.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal-years beginning after November 15, 2007; thus it will start affecting the Company on December 31, 2007, the beginning of the Company’s 2008 fiscal-year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

Horne International, Inc.
Notes To Consolidated Financial Statements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.”. SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal-years beginning after November 15, 2007. We will adopt SFAS 159 on December 31, 2007, and have not yet determined the impact, if any, on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal-year 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal-year 2009. As of December 30, 2007, we did not have any minority interests. The adoption of SFAS No. 160 will not impact our consolidated financial statements.
In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal-year 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.
3. ACQUISITIONS & DISPOSITIONS
M&M Engineering Limited
On June 21, 2006, the Company sold the M&M subsidiary to a management-led partnership. The total sale price was approximately $5.0 million and consisted of cash, the redemption of Company stock, and a two-year interest-bearing note receivable due June 2008. The sale also included the repayment, to the Company, of approximately $4.6 million of cash-backed bonding advanced to M&M in 2005. The two-year note, originally due in June 2008, was paid in June 2007.
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

Horne International, Inc.
Notes To Consolidated Financial Statements
4. RECEIVABLES (000’s)
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company’s Security Solutions segment’s customers include: the U.S. Navy and the U.S. Air Force. Repair and Overhaul’s customers include the U.S. Coast Guard, Cemex, and the U.S. Navy. The U.S. Department of Defense (including the Army Environmental Command and the Army Corps of Engineers), Lockheed Martin, Bechtel International, Inc., Battelle, Staubach, Louisiana State University, Department of Homeland Security, Federal Aviation Administration, General Services Administration (GSA Schedules), USAID, and other government agencies are the major customers for the Company’s Services segment.

	December	December
Accounts Receivable	30, 2007	31, 2006
Billed AR	$1,944	$3,779
Unbilled AR	653	1,197
Holdbacks	48	194
Bad Debt Reserve	(211)	—
Other	30	—

Total AR	$2,464	$5,170

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
5. INVENTORIES (000’s)
Inventories are valued at the lower of cost or market. Cost is determined either by using the average cost or first-in, first-out method. The major components of inventories are summarized as follows:

	December	December
Inventory	30, 2007	31, 2006
Raw Materials	$321	$100
Work in Process	11	56

Total Inventory	$332	$156

Horne International, Inc.
Notes To Consolidated Financial Statements
6. PROPERTY AND EQUIPMENT (000’s)

	December	December
Property & Equipment	30, 2007	31, 2006
Land	$575	$575
Buildings & Improvements	4,441	4,270
Furniture & Fixtures	285	256
Manufacturing Equipment	1,506	1,283
Tools & Equipment	295	354
Office Equipment	634	644
Vehicles	223	303
Investment Property	221	221

Total	$8,180	$7,906

Accumulated Depreciation	(2,660)	(2,169)

Property & Equipment, net	$5,520	$5,737

7. GOODWILL AND OTHER INTANGIBLES (000’s)
In 2005, the Company acquired CEECO and Horne Engineering. As a result of these acquisitions, the Company recorded goodwill for both acquisitions and other identified intangibles related to Horne Engineering. During the fourth quarter of 2007, the Company performed a valuation analysis on all of its goodwill and intangible assets. As a result of this review, the Company determined that all of the goodwill and intangible assets had been impaired and should be written off in their entirety.
The CEECO acquisition had goodwill based on its initial purchase price and subsequent earn-out payments as stipulated in the acquisition agreement. The first two earn-outs were based on annual net income as defined in the purchase agreement with the third payment based on the aggregate earnings for the three year period. Operationally, CEECO met those net income targets and the third earn-out will be paid in March 2008. At December 30, 2007, the Company has accrued for that earn-out of $200,000 that will be paid in stock. The total goodwill related to CEECO at December 30, 2007 was $654,000 immediately prior to write-down. The goodwill was written off due to the continued poor financial performance of the unit and financial projections that resulted in net losses. As CEECO could not reasonably forecast profitable operations, there is no value to the goodwill. See Subsequent Events Note 20 for further detail related to CEECO.
The Horne Engineering acquisition in 2005 resulted in the Company recording both goodwill of $3.054 million and certain identified intangibles as shown below.

Intangible	Value(000’s)	Useful Life
Customer Relationships	$4,849	15 years
Trademarks	3,365	Indefinite
Non-Compete/Employment Agreements	1,091	5 years
Order Backlog	906	5 years
As a result of our analysis of the fair market value of these intangibles during our annual impairment review, we determined that the fair market value of Horne Engineering was significantly less than the value of its intangible assets. In working with our valuation consultants, we determined that the intangible assets’ value was near zero due to the current forecasted losses of the unit over the next three-year period. As a result, the Company decided that all intangibles should be written off as they provided no future benefit to the entity but rather an avoidance of further loss. The reason for the significant change, since the prior year, in the valuation analysis is a significant decrease in the forecasted revenues and net income for the subsidiary since both the time of the acquisition and since our valuation analysis in the fourth quarter of 2006.

Horne International, Inc.
Notes To Consolidated Financial Statements
The Company recorded amortization expense of $724,000 during 2007 and $1,204,000 during 2006. The 2006 amount included catch-up amortization of $453,000 related to 2005 upon finalization of the purchase price allocation. Accounting principles generally accepted in the United States of America permit an acquiring company twelve months, from the date of acquisition, to finalize its acquisition accounting entries. Accordingly, we recorded the valuation and related amortization during the second quarter of 2006.
8. ACCRUED EXPENSES (000’s)

	December	December
Accrued Expenses	30, 2007	31, 2006
Salaries & payroll related items	$638	$535
Accrued leave	160	381
Property & sales tax	—	38
Professional Fees	138	464
Deferred Rent	623	683
Other	325	416

Total Accrued Liabilities	$1,884	$2,517

9. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings primarily consist of a mortgage totaling $1.9 million and capital leases of $0.2 million. The interest rate on the mortgage is adjustable at the U.S. federal funds rate plus 4% subject to certain interest rate floors and caps as specified in the agreement. The rates in effect at December 30, 2007, and December 31, 2006 were 8.95% and 8.5%, respectively. The interest rates on the capital leases are 7.1% and 8.85%.
Bank of America Facility
On March 2, 2006, the Company entered into a new revolving line of credit with Bank of America. Under the terms of the agreement, the Company was able to borrow up to $6.0 million to fund its operations. This agreement also provided for a $750,000 letter of credit sub-facility. The amount available under the line was determined by outstanding accounts receivable less than 90 days old. The interest rate was calculated as the London Inter-Bank Offering Rate, plus 2.5% (7.85% at December 31, 2006). The Company had no amounts outstanding and approximately $2.6 million available under the line at December 31, 2006. The loan also required the Company to be in compliance with the financial covenants related to tangible net worth and liquidity targets. At December 31, 2006, the Company was not in compliance with its tangible net worth covenant.
The line of credit expired on April 30, 2007. The Company continues to explore alternative financing sources to replace the expired line of credit but has not been able to secure financing at terms acceptable to the Company.
The schedule below represents future principal payments under existing debt agreements (000’s).

	2008	2009	2010	2011	2012+
Mortgage Payable	$47	$51	$56	$61	$1,643
Capital Leases	71	74	65	19	—

Total Lease Commitments	$118	$125	$121	$80	$1,643

Horne International, Inc.
Notes To Consolidated Financial Statements
10. STOCKHOLDERS’ EQUITY
During 2007, the Company had only one equity transaction other than option activity. On March 8, 2007, the Company issued 501,882 unregistered shares of stock to Louis and Marilyn Rogers in accordance with the Coast Engine and Equipment Co. acquisition agreement. This agreement contained an earn-out provision of up to $200,000 worth of Company stock at a 10-day average price centered on the two-year anniversary of the acquisition, or $0.3985 per share. The agreement also included a share price guarantee based on the 10 day average share-price centered on February 28, 2008. See Note 20 – Subsequent Events for details regarding the shares issued and cash paid in March 2008 related to the CEECO Earnout.
In 2006, there were two transactions, other than stock option issuances, that affected stockholders’ equity. The first was the sale of M&M which resulted in the redemption of 1.8 million shares of Company common stock. These shares were valued at $0.83 per share, which was the share price on the valuation date.
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
11. RELATED PARTY TRANSACTIONS
Transactions related to Coast Engine and Equipment Company
CEECO leased its facilities from a company owned by a related party through common ownership during all of 2006 and through September 30, 2007 until the building was sold to a non-related party. Monthly lease payments were approximately $7,000 during this period.
12. EMPLOYEE BENEFIT PLAN
The Company has a defined contribution 401(k) plan available to all U.S. employees who have completed minimum service requirements and meet minimum age requirements. Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations. The Company currently matches 50% of an employee’s contribution up to 5%, subject to legal limits. The total expense for the years ended December 30, 2007 and December 31, 2006 were $109,000 and $129,000, respectively.
13. STOCK OPTION PLAN
During 2006, the Company issued 15,000 stock options to each of its 5 advisory board members, 75,000 options in total. The options vest over a two-year period with 5,000 options vesting immediately and 5,000 options vesting at the one and two year anniversaries of the grants. During 2007, the Company issued an additional 15,000 options to a new advisory board member with the same terms as prior advisory issuances and retired 15,000 options previously issued to a departed advisory member. These options have an exercise price of $0.50 and a ten year life from the grant date. The weighted-average assumptions used in the Black Scholes model to price the options were as follows: a risk-free rate of 4.5%, no dividend yield, a volatility factor of 0.63 and a life of 10 years. Accordingly, the Company has recorded stock-based compensation expense of $8,605 in 2007 and $7,403 in 2006. The expense recognized is based on the fair value at each reporting date since the recipients are non-employees.

Horne International, Inc.
Notes To Consolidated Financial Statements
On July 21, 2006, the Company issued 30,000 options to each of its five external Board of Directors members. These options vest in 10,000 share increments on July 21, 2007, 2008, and 2009. The option terms include an exercise price of $0.80, a life of three years and a service obligation to vest. The Company has recorded $14,544 and $7,271 of stock-based compensation expense in 2007 and 2006, respectively, related to these options.
On September 14, 2006, the Company issued 90,000 options to employees that required certain service time requirements be met prior to being able to exercise these options. No expense has been recorded for these options due to the uncertainty regarding the service time being met. The service component of the options was not met as the employees have left the Company.
During 2007, the Company granted 180,000 options to external members of its Board of Directors, 15,000 options to a non-employee member of the advisory board and 340,000 options to employees. On August 1, 2007, the Company issued external members of the Board of Directors options that vest over a three year period, expire three years from the vesting date, and have a strike price of $0.35. The Company has recorded $7,613 of expense related to these options in 2007. The employee options were issued at various strike prices some with immediate partial vesting but most with time requirements for vesting. 230,000 of the employee options have expired as the employees have left the company prior to vesting. Total expense related to employee options during 2007 was $12,022.
There were no options exercised in 2007 or 2006. As of December 30, 2007, there was $75,628 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2 years.
Information with respect to options granted at December 30, 2007, and December 31, 2006 is as follows:

		Option	Weighted Average
	Number of shares	Exercise Price	Exercise Price
Outstanding 1/1/2006	5,837,800	1.28 - 1.95
Granted	1,759,704	0.50 - 1.55	1.44
Exercised	—
Cancelled	(4,493,028)	1.28 - 1.95	1.86

Options Outstanding 12/31/2006	3,104,476
Granted	535,000	0.35 - 0.53	0.51
Exercised	—
Cancelled	(1,726,962)	1.40 - 1.95	1.55

Options Outstanding 12/30/2007	1,912,514

The following table summarizes information about the Plan’s stock options at December 30, 2007.

Horne International, Inc.
Notes To Consolidated Financial Statements
Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.35	180,000	—	4.5
0.37	50,000	—	4.5
0.40	60,000	39,000	4.5
0.50	75,000	45,000	8.5
0.80	150,000	50,000	1.5
1.28	2,000	2,000	0.5
1.55	795,514	795,514	0.1
1.65	600,000	600,000	0.1

	1,912,514	1,531,514

The intrinsic value of the options outstanding at December 30, 2007, is zero as the exercise price for all options is greater than our share price at that date.
14. INCOME TAXES
The provision for income taxes consisted of the following (000’s)

	Year Ended
	December 30, 2007	December 31, 2006

Current
Federal	—	33
State	—	—
Foreign	—	—

Total Current	—	33
Deferred
Federal	—	—
Foreign	—	—

Total Deferred	—	—

Total Tax Provision	—	33

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

Rate Reconciliation:	2007	2006

Statutory Federal Income Tax Rate	34.00%	34.0%
State Taxes (Net of Federal Benefit)	3.19%	3.8%
Goodwill Impairment	-6.59%	—
Permanent Difference	-0.06%	-1.7%
Valuation Allowance	-29.24%	-32.2%
Other	-1.29%	-4.3%

Effective Tax Rate	0.00%	-0.4%

Horne International, Inc.
Notes To Consolidated Financial Statements
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Significant components of the Company’s deferred taxes were as follows (numbers in 000’s)

Deferred Tax Asset/Liability:	2007	2006

Accrued Expenses	316	175
Depreciation	122	20
Amortization of Intangibles	9	(3,406)
Allowance for Doubtful Accounts	80	203
Stock Compensation	428	653
NOL Carry-forwards	18,379	16,776
Other, Net	(34)	(15)
Valuation Allowance	(19,300)	(14,406)

Net Deferred Tax Asset/Liability	—	—

During 2006, the Company amended its 2004 tax return to include a tax deduction for nonqualified stock options exercised in 2004, resulting in an approximately $27 million increase to the net operating loss carry-forward. As of December 30, 2007, the Company has approximately $49 million of net operating loss carry-forwards available to offset future income. The net operating loss carry-forwards will expire on or before 2027.
In determining the extent to which a valuation allowance for net deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry-back opportunities, and other tax-planning strategies. The valuation allowance relates to our U.S. net operating losses. Due to the continued losses incurred by the Company in 2007 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized. If, in the future, the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.
The Company adopted FIN 48 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operation due to the adoption of FIN 48.
As of January 1, 2007 and December 31, 2007, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48. For the year ended December 31, 2007, there were no interest or penalties recorded included in tax expense.
Horne Engineering has an ongoing U.S. income tax audit for calendar years 2003 and 2004, which were years prior to the acquisition by the Company. Any tax assessment would be subject to indemnification by the selling shareholders in accordance with the purchase agreement. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local examination by the tax authorities for tax years before 2004, except as previously noted.

Horne International, Inc.
Notes To Consolidated Financial Statements
15. NON-OPERATING INCOME (EXPENSE) (000’s)

	2007	2006
Income
Building Rent	228	228
Interest	125	101
Equity Investments	317	361
Legal Settlement	400	—
Expense
Interest	(262)	(226)
Other	—	16

Total net non-operating income	808	480

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (000’S)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$194	$224
Cash paid for taxes	$132	$156
Leasehold improvements provided by lessor	$—	$723
Acquisition of property and equipment under capital lease	$186	$—
The M&M sale included the return of 1.8 million common shares of stock. The CEECO earn-out in 2007 of $200,000 was paid via the issuance of 501,882 shares of Company common stock.
The Company received $400,000 in cash from the settlement of the Plum Island claim in 2008.
17. SEGMENT INFORMATION
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates operating profit by segment, taking into account direct costs of each segment’s products and services as well as an allocation of indirect corporate overhead costs. Each of the Company’s operating subsidiaries is a reportable segment. The Security Solutions segment, SSSI, concentrates on the manufacturing of aircraft and munitions support equipment. The Repair and Overhaul segment, CEECO, provides on-board ship repair and fabrication services for the maritime industry. The Services segment, conducted by Horne Engineering, consists of program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, technology integration, and public outreach services. The following is a summary of certain financial information related to the three segments during the years ended December 30, 2007, and December 31, 2006.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements

	For the Year ended December,
	(all dollars in 000’s)
	2007	2006
Total
Revenues	17,676	28,256
Cost of Revenue	16,657	24,504
Gross Profit	1,019	3,752
Operating Loss	(19,951)	(6,354)

	2007	2006
Security Solutions
Revenues	2,703	3,886
Cost of Revenue	3,163	4,922
Gross Loss	(460)	(1,036)
Operating Loss	(1,566)	(1,848)

	2007	2006
Repair & Overhaul
Revenues	1,423	2,711
Cost of Revenue	1,177	1,745
Gross Profit	246	966
Operating (Loss)profit	(348)	443

	2007	2006
Services
Revenues	13,550	21,659
Cost of Revenue	12,317	17,837
Gross Profit	1,233	3,822
Operating (Loss)profit	(607)	1,291

	2007	2006
Corp
Operating Loss	(17,430)	(6,240)
Corporate costs include costs for operating as a publicly traded company, the shared services group, the write-off of the goodwill and intangibles, and the executive management of the Company.

	Identifiable Assets (000’s)		Fixed Asset Additions		Depreciation Expense
	December		12 months ended		12 months ended
	2007	2006	2007	2006	2007	2006
Security Solutions	$6,120	$6,293	$280	$86	$308	$355
Repair and Overhaul	180	1,042	24	37	68	58
Services	932	10,007	22	124	87	106
Corporate	3,100	12,722	43	1,031	208	90

Total Assets	$10,332	$30,064	$369	$1,278	$671	$609

The corporate assets as of December 30, 2007, primarily consist of cash and leasehold improvements. The corporate assets at December 31, 2006, primarily consist of cash, goodwill and other intangibles, and the note receivable from the M&M sale.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
The table below is a roll-forward of goodwill by segment (000’s)

	Overhaul	Services	Total
Balance at January 1, 2006	262	13,285	13,547

Reclass intangibles out of goodwill	—	(10,211)	(10,211)
CEECO earn-out	200	—	200
Acquisition tax adjustment	(7)	—	(7)

Balance at December 31, 2006	$455	$3,074	$3,529

CEECO earn-out	200		200
Goodwill write-off	(655)	(3,074)	(3,729)

Balance at December 30, 2007	$—	$—	$—

18.	COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office space or manufacturing facilities at various locations in the United States. Rent expense totaled approximately $531,000 and $873,000 for 2007 and 2006, respectively. The Company also enters into various other non-cancellable leases for office equipment and vehicles as necessary. The table below summarizes our future annual minimum lease payments under non-cancellable agreements with an initial term of greater than one year at inception.

			2008	2009	2010	2011	2012+
Operating Leases	(000’s	)	$613	$504	$527	$362	$—
Lessor
During the 2007 and 2006, the Company was the lessor in an operating lease of office space. The lessee is the United States of America (“Government”), which rented space in the Company’s office building. The operating lease, which expires in September 2008, was amended in August 2004 as a result of the inclusion of additional space. Rental income totaled $228,967 during 2007 and 2006.
Minimum lease payments to be received are as follows:

2008	$171,726
Legal Matters
Munitions Assembly Conveyor (MAC) Lawsuit
On or about August 23, 2004, Spectrum Sciences & Software, Inc. (SSSI) filed suit against the United States alleging a breach of express contract, a breach of an implied in fact contract, and misappropriation of trade secrets. SSSI claims damages in the amount of $3,500,000. The complaint arose out of the government’s actions associated with the procurement of the improved Munitions Assembly Conveyor (MAC). Based upon SSSI’s previous experience in both utilizing and producing the MAC, the Government and SSSI entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving munitions support equipment, including the MAC. As part of the CRADA negotiation, SSSI identified its prior development, unique modifications, and improvements that constituted trade secrets and intellectual property owned by SSSI. Subsequent to the completion of the CRADA, SSSI alleges that the government deliberately breached its obligations to protect the trade secrets, intellectual property, and proprietary information identified by SSSI in the CRADA by disclosing and widely disseminating to the general public SSSI’s proprietary information.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
In response to a Motion for Summary Judgment filed on behalf of the United States, the Court dismissed the claim for misappropriation of trade secrets. The surviving claims remain pending in the United States Court of Federal Claims in Washington, DC. On November 13, 2007, a trial on the merits as to liability was heard by the United States Court of Federal Claims. The Court has not yet ruled in this case. The Company is unable to predict the outcome of this litigation.
Garrison Lawsuit
On or about February 22, 2005, SSSI filed suit against two (2) former employees, Donald L. Garrison and David M. Hatfield, and Control Systems Research, Inc. (CSR) alleging a breach of contract, a violation of the Florida Uniform Trade Secrets Act, Tortuous Interference, Conversion, and Civil Conspiracy. The complaint states that while Mr. Garrison and Mr. Hatfield were employees of SSSI they were actively involved in the development and application of the Safe Range product, which is proprietary to SSSI. The complaint further states that the former employees had knowledge of other proprietary information such as employee wage and personnel data, marketing plans, contract bidding data, and information related to the overall business operations of SSSI. SSSI alleged in the complaint that Mr. Garrison and Mr. Hatfield became employees of CSR and that in the course of their employment with CSR they provided protected, proprietary information learned in the course of their employment with SSSI that enabled CSR to unfairly compete against SSSI on bids and proposals for contracts related to the Safe Range product.
See Subsequent Events Note 20 for additional information regarding the outcome of this litigation.
Plum Island Claim
On or about August 2, 2006, Horne Engineering filed a Complaint before the Department of Transportation Board of Contract Appeals. This Complaint arose as an appeal of a claim for equitable adjustment previously submitted to the USDA (and subsequently re-filed with the Department of Homeland Security because of a change in federal agency responsibility for the underlying project). The Complaint set forth three counts for an equitable adjustment for services provided and costs incurred by Horne Engineering related to the creation of wetlands at the Plum Island Animal Disease Center in New York. The total amount of the claim was $810,554. The USDA denied the allegations set forth in the Complaint. On or about May 30, 2007, the parties entered into a Settlement Agreement whereby the USDA agreed to pay to Horne Engineering the sum of $400,000 and Horne Engineering dismissed and released all claims against the USDA related to the allegations set forth in the Complaint. The terms of the Settlement Agreement have been fully satisfied by the parties.
19.	INVESTMENTS IN JOINT VENTURES
The Company, through its Horne Engineering subsidiary, is a member of Weskem, a limited liability company that specializes in environmental remediation. During 1999, Horne Engineering invested $77,500 and became a 5.6% partner in this joint venture. The investment is accounted for using the cost method of accounting. The investment was revalued at the Horne Engineering acquisition date to its approximate fair market value. During the years ended December 30, 2007, and December 31, 2006, the Company recognized $317,725 and $361,035 respectively, of earnings from the joint venture.
20.	SUBSEQUENT EVENTS
CEECO Closing
On February 6, 2008, the Company began closing its CEECO operations due to unprofitability and continued forecasted unprofitable operations over the next year. The Company has completed its closing of the CEECO subsidiary as of the filing of this Annual Report on Form 10-K.
CEECO Earnout
On March 24, 2008 the Company issued 913,242 shares of common stock to Lou and Marilyn Rogers, the former owners of CEECO. This share issuance represents the third year earn-out as stipulated in the CEECO acquisition agreement. The number of shares issued was calculated as three times CEECO’s EBITDA for the three year period ended February 28, 2008, capped at $200,000, divided by a ten day average closing share price of the Company’s stock as stipulated in the agreement. These shares have a price guarantee until February 28, 2009. Should the per share value decrease below $0.219, the Company is obligated to pay the difference between that price per share and the 10 average closing share price on February 28, 2009. This difference is multiplied by the 913,242 shares issued.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
Additionally, on March 24, 2008, the Company paid $90,088 to Lou and Marilyn Rogers for the negative change in share price from the March 8, 2007, share issuance. The share price for the 2007 issuance was $0.3985 and resulted in a share issuance of 501,882. The current share price, as stipulated in the share agreement and shown above was $0.219. This share price difference of $0.1795 was multiplied by the 501,882 shares.
Garrison Lawsuit
On January 22, 2008, the parties entered in a Settlement Agreement whereby Donald Garrison and Michael Hatfield will pay to SSSI the sum total of $195,00 in two installments. Both installments have been received during the first quarter of 2008.
Amata Transaction and Related Financing
On January 17, 2008, the Company entered into a Stock Purchase Agreement with Amata, Inc., and its shareholders, Shawn F. Wurtsmith and Robert L. Cheney (the Sellers). Pursuant to the agreement, the Company will acquire all of the outstanding capital stock of Amata for initial cash consideration of $2.0 million, and subordinated promissory notes with an aggregate principal amount of approximately $1.75 million, less amounts by which Amata’s net worth upon the closing of the transaction is lower than a target level. The notes will be payable on two payment dates — March 1, 2008 and January 1, 2009. The Company will also assume approximately $2,181,000 of Amata, Inc., debt.
Following the closing, the the Sellers will be entitled to cash earn out payments equal to 50% of Amata’s net income (as defined in the stock purchase agreement) on a cash-received basis for the first twelve months after the closing, and 33-1/3% of such net income for the subsequent 36 month period. The Sellers will also receive up to 13.0 million shares of Horne common stock following the closing, to be issued on a pro rata basis with the receipt of revenues from Amata’s primary customer. In addition, the Company will pay certain consultants to Amata up to an aggregate of approximately $6.8 million in consulting contract payments contingent upon Amata’s achievement of earn out payments. The agreement contains customary representations and warranties, covenants, and indemnification provisions. The closing of the transaction is subject to Amata’s receipt of approximately $2.4 million in outstanding accounts receivable from its primary customer, as well as other customary closing conditions. Pending the closing, the Company has agreed to loan Amata up to $500,000 for repayment of indebtedness and working capital needs.
In addition, the Company agrees that if during the eighteen month period immediately following the closing the Company proposes to offer or sell any new securities, as defined in the Stock Purchase Agreement, The Company shall first offer a pro-rata share of such of new securities to each Seller except that the right of first offer shall not be applicable to exempted securities. The agreement further provides that the Company will, not later than six months following the closing of the transaction, prepare and file a registration statement on the appropriate form to permit a public offering and resale of the common stock issued to Sellers under the Securities Act of 1933. The Company shall use reasonable commercial efforts to cause the Registration Statement to be declared effective by the Securities and Exchange Commission within 120 days following the filing thereof.
Contemporaneous with the closing, each of the the Sellers will enter into an Employment Agreement with Amata, Inc. Pursuant to the terms of the respective employment agreements, each Seller will be paid an annual base salary of $170,000 and will be entitled to benefits consistent with those provided to other employees of the Company and Amata, Inc. The term of each of the the Sellers employment shall be effective as of the date of the closing and will terminate on December 31, 2011. In the event of an involuntary termination or material breach of the terms of the employment agreement or upon the expiration of the employment agreement, each of the the Sellers shall be entitled to receive a severance payment in an amount equal to six months of their then current annual salary. In the event either Amata shareholder voluntarily terminates his employment before the initial completion of the initial term or is terminated by the company for cause, as defined in the Employment Agreement, the Seller shall be liable to pay liquidated damages in the amount of $300,000 if the employment is terminated during or before the end of the first full year of the initial term, $150,000 if the employment is terminated during or before the end of the second full year of the initial term, and $75,000 if the employment is terminated during or before the end of the third full year of the initial term. In addition to the aforementioned Employment Agreement, each Amata shareholder will enter into a Non-Competition, Non-Solicitation and Nondisclosure Agreement whereby each of Shawn F. Wurtsmith and Robert

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
L. Cheney will agree that for a period of three years after each ceases to be an employee of Amata, Inc., for any reason, he shall not engage in any competition with Amata, Inc., the Company or its subsidiaries, shall not solicit personnel or contractors or customers of Amata, Inc., the Company or its subsidiaries and shall not use or disclose any confidential or proprietary information of Amata, Inc., the Company or its subsidiaries, customers and affiliates.
Upon closing, Mr. Wurtsmith will become a member of the Company’s Board of Directors.
On January 18, 2008, the Company entered into a Subordinated Note and Common Stock Purchase Agreement with certain investors to raise $3.0 million through the sale of approximately 2.5 million shares of its common stock and the issuance of $2.0 million in subordinated convertible promissory notes and detached warrants to purchase an additional 500,000 shares of Horne common stock. The purchasers of these securities are existing shareholders of the company, including Evan Auld-Susott, a member of the company’s Board of Directors. The subordinated notes are convertible into Horne common stock at $0.40 per share, will pay interest at 10 percent per annum, and mature seven years from the date of issue. The warrants will expire five years from the date of issue and have an exercise price of $0.40 per share.
The notes are subordinated to the Company’s senior indebtedness (the principal amount of which cannot exceed $3,000,000 without the consent of the Company’s Board of Directors). Payments of interest on the notes can be deferred by the Company if such payment would otherwise result in a default with respect to the senior indebtedness. The Company can prepay the notes following the second anniversary of the date of issue, but must pay a prepayment premium of 4-10% if prepaid on or prior to the fifth anniversary of the date of issue. Each note holder can require the Company to prepay its note following the third anniversary of the date of issue or upon a change of control (as defined in the purchase agreement), with a premium of 1-10% payable upon any change of control. The notes are convertible, at the option of the holder, into Horne common stock at $0.40 per share, and the Company may require such conversion if the average trading price for such common stock is equal to or greater than $1.20 for twenty consecutive trading days.
The closing of the financing transaction is subject to the closing of the Amata acquisition and other customary conditions.
Upon the closing of the Amata acquisition and the financing transactions described above, the Company and each of Darryl Horne, Evan Auld-Susott and certain of his affiliates, Shawn F. Wurtsmith, and Robert Cheney will enter into a voting agreement providing that each of them will vote all shares of Horne International common stock they own to elect one director designated by Mr. Horne (initially Mr. Horne), one director designated by Mr. Auld-Susott (initially Mr. Auld-Susott) and one director designated by Messrs. Wurtsmith and Cheney (initially Mr. Wurtsmith). The agreement provides that the parties may sell or transfer their shares only to other persons who agree to be bound by the provisions of the agreement; provided, that in the period beginning one year following the closing date and ending four years following the closing date, the parties will be permitted to sell an aggregate of 1.0 million shares in open market transaction per calendar quarter free of the transfer restrictions imposed by the agreement, and in the period beginning four years after the closing date, the parties will be permitted to sell an unlimited number of shares free of such transfer restrictions.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
SSSI Closing
On February 19, 2008, the Company committed to a plan of closing its SSSI operations. The Company has made this determination based on the unit’s continued unprofitability, a lack of long-term sustaining contracts, a negative financial forecast, and to enable the Company to focus more effectively on its other businesses. We estimate that it will be late second quarter 2008 before we are able to fully close the subsidiary. We expect total costs to close the segment will be approximately $1.0 million, of which $350,000 is expected to be paid in cash.
Darryl Horne Notes
On March 19, 2008, the Company entered into a note with Darryl K. Horne, Company’s President and Chief Executive Officer, under which the Company borrowed $260,000 at 8% interest. The interest is payable quarterly beginning in July 1, 2008 with principal payable upon demand. The note is unsecured and is not convertible into any Company securities.
On April 1, 2008, the Company entered into a note with Darryl K. Horne, Company’s President and Chief Executive Officer, under which the Company borrowed $240,000 at 8% interest. The interest is payable quarterly beginning in July 1, 2008 with principal payable upon demand. The note is unsecured and is not convertible into any Company securities.
On April 10, 2008, the Company entered into a binding term sheet with Darryl K. Horne, the Company’s President and Chief Executive Officer, for the provision by Mr. Horne of a working capital loan to the Company. The terms of the loan provide that the Company will be able to borrow $500,000 at 8% interest,with such interest payable quarterly beginning in July, 2008. Principal under the loan will be payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company’s Ft Walton Beach, Florida commercial property formerly utilized for SSSI’s operations (the “SSSI Property”). The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance. Mr. Horne’s loan will be secured by a second deed of trust on the SSSI Property , which will be junior in priority and subordinate to a first deed of trust securing the Company’s obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent, and Trevor Foster, described below. The loan will not be convertible into any Company securities. The terms of the loan were approved by the Company’s Board of Directors, including each disinterested director. The loan documentation will contain customary terms and conditions for financing of this type, and the Company expects to close on the loan in late April 2008.
Evan Auld-Susott and Trevor Foster Notes
On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP and Trevor Foster, for the provision to the Company of a revolving line of credit. Evan Auld-Susott is the Company’s Director of Acquisitions and a member of the Company’s Board of Directors. Under the line of credit, the Company will be able borrow $1,000,000 at 12.5% interest upon the Company’s certification to the lenders that the Company has fully exhausted all funds available to the Company pursuant to the $500,000 working capital loan from Darryl K. Horne, described above. Interest on the line of credit will be payable quarterly beginning in July, 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the SSSI Property. The maturity date of the line of credit may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2,500 and (ii) one-half percent of the outstanding principal balance. The lenders will have a first deed of trust on the SSSI Property, which will be senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to this working capital loan described above.. The loan will not be convertible into any Company securities. The terms of the line of credit were approved by the Company’s Board of Directors, including each disinterested director. The line of credit documentation will contain customary terms and conditions for financing of this type, and the Company expects to close on the line of credit in late April 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our CEO and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Management assessed our internal control over financial reporting as of December 30, 2007, the end of our fiscal-year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal-year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

9B. Other Information
There is no information that was required to be disclosed on a Form 8-K during the fourth quarter but was not reported.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The names of our executive officers and certain significant employees and directors, their ages as of March 31, 2008, and the positions currently held by each are as follows:

Name	Age	Position
Darryl K. Horne	47	President, Chief Executive Officer and Chairman
Michael M. Megless	61	Executive Vice President, Chief Financial Officer, and Director
Francis X. Ryan	56	Director
Evan Auld-Susott	28	Director of Acquisitions and Director
Kelvin D. Armstrong	66	Director
Karl Heer	58	Director
John A. Moore	55	Director
BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS
Darryl K. Horne. In June 2005, Darryl K. Horne was appointed President and Chief Executive Officer (CEO) of Horne International, Inc. Mr. Horne also serves as Chairman of the Board of Directors of Horne International, Inc. Mr. Horne founded Horne Engineering Services, Inc., a Virginia corporation, in 1990 and led the organization as the President and CEO until May 2005, when Horne Engineering Services, Inc., dissolved and was superseded by Horne Engineering Services, LLC. Horne Engineering Services, Inc., was a professional engineering firm providing engineering solutions to issues primarily in the areas of national security, energy and the environment, and transportation for customers in the U.S. federal government, state and local governments, and the private sector. As the President and CEO of Horne Engineering Services, Inc., Mr. Horne was responsible for personnel, budgeting, performance contracts, subcontract administration, proposals, business development, and the general oversight of corporate operations. In 1999, Mr. Horne was appointed by then Virginia Governor James Gilmore to the Virginia Military Institute (VMI) Board of Visitors. Mr. Horne was re-appointed to the VMI Board of Visitors by Governor Mark Warner in 2003. Mr. Horne was honored by Ernst & Young in 1999 as a Greater Washington Entrepreneur of the Year, and in 2002 he was a finalist for a National Capital Business Ethics Award. In March 2004, he was invited to become a Trustee on the Federal City Council, a non-profit, non-partisan organization dedicated to the improvement of the Nation’s Capital and composed of and financed by the region’s top business, professional, educational, and civic leaders. Mr. Horne received a bachelor’s degree in civil engineering from VMI in 1982. He is a member of the National Society of Professional Engineers and the Society of American Military Engineers, and he completed service in the U.S. Army Reserve with the rank of Captain.
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

Francis X. Ryan. On October 4, 2005, Francis Ryan was elected to serve on the Board of Directors of Horne International, Inc. Mr. Ryan also serves as the Chairman of the Audit Committee of the Horne International, Inc.’s Board of Directors. Mr. Ryan has served as President of FX Ryan & Associates from 1991 to the present. FX Ryan & Associates is in the business of management consulting. Mr. Ryan has an extensive background in finance and accounting. Prior to serving as President of FX Ryan & Associates; he served as Chief Operating Officer (COO) and Executive Vice President of Berwick Industries from August 1990 to August 1991 and further served as the Chief Financial Officer (CFO) of Murray Corporation from August 1988 to July 1990. In addition to serving as the Audit Committee Chairman of the Board of Directors of Horne International, Inc., and as a member of the Compensation Committee of the Company Board of Directors, Mr. Ryan also serves as the Chairman of the Audit Committee and member of the Board of Directors for Paradigm Holdings, Inc., and was a member of the Board of Directors of Fawn Industries until 2006. Mr. Ryan was elected to the Board of Directors of Carrollton Bank in January 2007. Mr. Ryan is also currently on the Board of Directors of St. Agnes Hospital in Baltimore, Maryland, and serves as Chairman of the Audit Committee for said Board of Directors. Mr. Ryan is also on the Board of Directors of the Good Shepherd Center in Baltimore, Maryland. Previously, Mr. Ryan served as the Chairman of the Finance Committee for the St. Agnes Hospital Board of Directors. Mr. Ryan earned a B.S. in economics from Mt. St. Mary’s College (1973, Summa Cum Laude) and an M.B.A. with concentration in finance from the University of Maryland (1977). Mr. Ryan is certified as a Public Accountant by the Commonwealth of Pennsylvania. Mr. Ryan has acquired an understanding of generally accepted accounting principles and financial statements, an understanding of internal controls and procedures for financial reporting, and an understanding of audit committee functions as well as the ability to prepare, audit, analyze, and evaluate complex financial statements through his extensive experience and education.
Kelvin D. Armstrong. Kelvin Armstrong was elected to the Horne International, Inc., Board of Directors in October 2003 and has served continuously as a director through the present. Mr. Armstrong currently owns and operates KOEL Enterprises, Ltd., a consulting firm that provides consulting and management services to companies in the automotive industry that are experiencing financial difficulties. Mr. Armstrong has owned and operated the aforementioned KOEL Enterprises, Ltd., from 1998 to the present.
Karl Heer. Karl Heer was elected to the Horne International, Inc., Board of Directors in October 2003, and he has served as a Director continuously through the present. Mr. Heer has co-owned and operated Nautic Distributors, LTD, from 1986 to the present. Based in Richmond, British Columbia, Canada, Nautic Distributors is a distributor of sporting products throughout Canada. As co-owner and operator of Nautic Distributors, Mr. Heer is responsible for the daily operations of the business. Mr. Heer’s responsibilities include marketing, purchasing, sales, inventory control, personnel, and corporate finance.
John A. Moore, Jr. John A. Moore, Jr. was elected to the Horne International, Inc., Board of Directors on April 27, 2006.  Mr. Moore currently serves as the Chairman of the Compensation Committee as well as a member of the Audit Committee.  Mr. Moore has served as the Executive Vice President and Chief Financial Officer (CFO) of ManTech International Corporation.  Mr. Moore has extensive experience in strategic planning, acquisitions, corporate compliance, proposal preparation and pricing in the Federal Solutions marketplace.  Mr. Moore has served on the Board of Directors for ManTech International Corporation and Global Secure Corporation and currently serves on the Board of Directors of Paradigm Holdings, Inc.  Mr. Moore is also a member of the Board of Visitors for the University of Maryland, Robert H. Smith School of Business.
Evan Auld-Susott Evan Auld-Susott was elected to the Horne International, Inc., Board of Directors in June 2007. Mr. Auld-Susott was appointed as the Director of Acquisitions for Horne International in January 2008. Mr. Auld-Susott is an independent investment advisor based in Los Angeles, California, and serves as General Partner for the Susott FLP. Previously, he worked as an investment advisor at Morgan Stanley on a private wealth management team with responsibility for $6 billion in assets. Mr. Auld-Susott has a B.A. in economics and a B.A. in international relations from the University of Southern California in Los Angeles.

Pursuant to the Agreement and Plan of Merger entered into at the time of the Horne Engineering acquisition, Darryl K. Horne and Michael M. Megless were both appointed as directors.
CODE OF ETHICS
The Company has adopted a Code of Ethics applicable to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, and/or other persons performing similar functions. A copy of the written Code of Ethics is incorporated by reference as an exhibit to this Annual Report. The Code of Ethics can also be found in the Corporate Governance section of the Company’s website located on the web at http://www.horne.com.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent (10%) of a registered class of Horne International, Inc., equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal-year, the directors, officers, and beneficial owners of more than ten percent (10%) of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have timely filed all required Forms 3, 4, and 5 and any amendments thereto.
AUDIT COMMITTEE AND FINANCIAL EXPERT
The Company formed an audit committee on October 4, 2005, and adopted the Charter of the Audit Committee on April 27, 2006. Francis X. Ryan was appointed as Chairman upon the Committee’s formation. On July 20, 2006, John A. Moore, Jr., was appointed by the Board of Directors to serve as a member of the Audit Committee. The Company’s Board has determined that both Mr. Ryan and Mr. Moore qualify as an audit committee financial expert as defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended and are independent as defined in NASDAQ marketplace Rule 4200(a)(5).
Item 11. Executive Compensation.
Compensation Discussion and Analysis:
Although our executive compensation program is generally applicable to each of our senior management, this Compensation Discussion and Analysis focuses primarily on the program as applied to our CEO, CFO, and each of our other “named executive officers” as defined under applicable SEC rules. Our “named executive officers” for 2007 were our CEO, Darryl K. Horne, our CFO, Michael M. Megless, and our Chief Operating Officer, Robert M. Suthard.
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

Compensation of our Chief Executive Officer and Chief Financial Officer are substantially affected by the employment agreements each of these individuals entered into in connection with our acquisition of Horne Engineering in May 2005. As described herein under the section titled “Employment Contracts and Termination of Employment and Change of Control Agreements” these employment agreements establish minimum base salaries for these executives, subject to annual review and increase by the Board of Directors, discretionary annual cash bonuses, certain payments and benefits upon termination of employment, including accelerated vesting of options and participation in any executive bonus and stock based incentive programs established by us from time to time. The employment agreements were a condition to the closing of the Horne Engineering acquisition, and reflected our view of the value of obtaining the experience and leadership skills of each of Mr. Horne and Mr. Megless. In addition, Mr. Horne received a substantial equity interest in our Company in consideration for his Horne Engineering shares. We believe that for compensatory purposes, Mr. Horne’s equity interest aligns his interests with those of the stockholders generally, and our Board takes this factor into account in compensation determinations with respect to Mr. Horne.
Components of Executive Compensation for 2007
For 2007, the compensation of the named executive officers consisted of the same three components as were provided to other levels of management—base salary, cash bonus award, and equity compensation.
Base Salaries
Base salary is the fixed element of employees’ annual compensation. The value of base salary reflects the employee’s long term performance, skill set and the market value of that skill set. For both the Chief Executive Officer and the Chief Financial Officer, minimum base salaries are established by employment contracts which were entered into on May 11, 2005, in connections with the Company’s acquisition of Horne Engineering as amended in February 2007. For a period of five (5) years beginning on May 11, 2005, Darryl K. Horne, Chief Executive Officer is entitled to receive an annual base salary of $375,000. For a period of three (3) years beginning on May 11, 2005, Michael M. Megless is entitled to receive an annual base salary of $260,000. The base salaries of the Chief Executive Officer and the Chief Financial Officer were determined to be appropriate based upon both Mr. Horne and Mr. Megless’ respective skill sets, knowledge of the marketplace, and historical knowledge of Horne Engineering Services, LLC. In 2007, our Chief Operating Officer, Robert M. Suthard, was paid an annual base salary of $175,000. Mr. Suthard’s annual salary is based on his prior experience, knowledge of the U.S. military marketplace, and his business relationships. Each of the base salaries paid to our “named executive officers” who include our CEO, CFO, and COO are comparable to other government contractors of similar size and revenue.
In February 2007, our Board, at the request of the CEO and CFO, modified the salary of those executives. Mr. Horne’s base salary was reduced to $337,500 and Mr. Megless’ base salary was reduced to $234,000. The modifications were made based upon the Company’s overall performance during 2006 and the Company’s need to reduce expenses in light of that performance. In January 2008, our Board at the request of the CEO decreased his salary to $237,000. Neither Mr. Horne nor Mr. Megless have waived the base salary provisions of their employment contracts. The Compensation Committee of the Board will review the base salaries of Mssrs. Horne and Megless periodically in the future.
For 2007 the Company determined that a range of $140,000 to $190,000 for base annual salaries for senior level management was appropriate. In determining the base salaries of senior level management, we considered the individual employee’s skill set and the market value of that skill set and for employees who have served the Company for at least twelve (12) months, that employee’s overall performance.
Performance and Incentive Cash Bonuses
The Company’s practice is to award annual cash bonuses with the purpose of aligning employees’ goals with the Company’s overall performance objectives. Cash bonuses are awarded to senior level management based upon the Company’s overall performance and the individual employee’s overall performance. In 2007, we did not award any cash bonuses to the Chief Executive Officer, Chief Financial Officer nor any other named executive except Mr. Suthard. We awarded a $20,000 signing bonus to Mr. Suthard in connection with his employment with the Company. In 2008 the Compensation Committee of the Board of Directors will set the performance goals and objectives as well as recommend to the Board of Directors the overall compensation of the Chief Executive Officer. In addition, the Compensation Committee will further review the compensation of each of the five (5) most highly compensated employees. The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management.

Equity Compensation
Historically, the primary form of equity compensation awarded by the Company has been non-statutory stock options. The Spectrum Sciences & Software Holdings Corp. Non-Statutory Stock Option Plan was approved by the stockholders in 2004. The Plan permits the Company to distribute up to 30 million stock options to employees, consultants and advisors of the Company. In addition, several senior level managers who were hired during 2007 were awarded between 50,000 and 180,000 stock options at the time of hire. The equity compensation awarded to newly hired senior level management was granted as an incentive to join the Company and to encourage long term employment with the Company. In general, the stock options awarded to senior level managers during 2007 are subject to a graduated vesting schedule and may also be tied to the individual employee’s achievement of specific performance goals.
In 2007, neither the Chief Executive Officer nor the Chief Financial Officer received any equity compensation. The only named executive to receive equity compensation was Mr. Suthard, who received equity options of 50,000 shares upon his initial employment with the Company. In 2008, the amount of equity compensation to which the Chief Executive Officer may be entitled shall be determined by the Compensation Committee and recommended for approval by the Board of Directors. The equity compensation of the top five (5) most highly compensated employees, including the Chief Financial Officer, will be reviewed by the Compensation Committee of the Board of Directors.
Employee Benefits
The Company offers core employees benefits coverage in order to provide our workforce with a reasonable level of financial support in the event of illness or injury and enhance productivity and job satisfaction with programs that recognize the importance of achieving a balance between work and the employee’s personal goals. The benefits available to all employees, including executive officers and senior level management of Horne International, Inc. and each of its subsidiaries are substantially similar and include medical and dental coverage, short term and long term disability insurance, basic life insurance and a 401(K) Retirement Savings Plan. The cost of employee benefits is partially borne by the employee, including each executive officer.
Severance Benefits
The Company does not currently have a comprehensive severance plan. In general, Company employees who are involuntarily terminated not for cause are granted one week of their base salary for each year the employee served the Company up to a maximum of eight weeks of pay. In the event Darryl K. Horne, Chief Executive Officer, is terminated not for cause or voluntarily terminates his employment for good reason, he may be entitled to continue to receive his base annual salary, bonus compensation, if any, and any and all fringe and medical benefits as provided for by the terms of his Employment Agreement for a period of twelve (12) months. In the event Michael M. Megless, Chief Financial Officer, is terminated not for cause or voluntarily terminates his employment for good reason, he may be entitled to continue to receive his annual base salary, bonus compensation, if any, and any and all fringe and medical benefits as provided for by the terms of his Employment Agreement for a period of up to six months. The termination benefits afforded Mssrs. Horne and Megless were negotiated at the time of the acquisition of Horne Engineering and were deemed by the Board at that time as necessary and desirable to procure those individuals services for the Company and to consummate the acquisition. Under Mr. Suthard’s employment agreement, should he be terminated for reasons other than cause, he may receive up to 6 months salary.
Perquisites and Other Benefits
The Company does not provide significant perquisites to the executive officers except that the Chief Executive Officer and the Chief Financial Officer each receive a monthly car allowance. In 2007, the total car allowance for Darryl K. Horne was $21,521 and the total car allowance for Michael M. Megless was $7,389. Both Mr. Horne and Mr. Megless will continue to receive a monthly car allowance in 2008. In addition to the above, the Company does provide both Mr. Horne and Mr. Megless with memberships to certain clubs. The annual value of the club membership does not exceed $5,000 for each executive. In 2008, the Compensation Committee will review and recommend all perquisites and other benefits afforded to our CEO, CFO, and other named executive officers.

Board of Directors Report on Compensation Discussion and Analysis
The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report. Based on the foregoing review and discussions, the Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report.
Summary Compensation Table

Name	Position	Year	Salary	Awards	Bonus	Compensation		Compensation
Darryl K. Horne	Chief Executive Officer	2007	$347,514	$—	$—	$26,281	(1)	$373,795
		2006	$375,000	$—	$—	$39,225	(2)	$414,225
Michael M. Megless	Chief Financial Officer	2007	$245,514	$—	$—	$11,324	(3)	$256,838
		2006	$260,000	$35,897	$—	$16,640	(4)	$312,537
Robert M. Suthard	Chief Operating Officer	2007	$103,769	$13,415	$20,000	$—	(5)	$137,184

(1) Mr. Horne’s all other compensation includes $21,521 for automobile and related expenses and $4,760 for club dues.
(2) Mr. Horne’s all other compensation includes $26,505 for automobile and related expenses, $4,820 for club dues, and $ 7,900 for life insurance premiums paid by the Company to benefit Mr. Horne.
(3) Mr. Megless’ all other compensation includes $7,389 for automobile and related expenses and $3,935 for club dues.
(4) Mr. Megless’ all other compensation includes $8,005 for automobile and related expenses, $1,135 for club dues, and $7,500 of club initiation fees.
(5) Mr. Suthard’s annual salary is $175,000. The amount included in the table includes the amount paid since his hiring in mid 2007.
For further information regarding the base salaries and bonuses of the named executive officers set forth above, see “Compensation Discussion and Analysis – Base Salaries” and “Performance and Incentive Cash Bonuses” above.
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

The total benefits payable to Mr. Horne in the event of his termination without cause or his resignation for good reason is $385,850. In the event Mr. Horne were to become permanently disabled, the Company, upon thirty days notice could terminate Mr. Horne’s employment. If Mr. Horne’s employment is terminated due to his permanent disability, the Company is obligated to pay to Mr. Horne an amount equal to three months of his base pay and all bonuses to which was entitled at the time of his termination and the Company must provide Mr. Horne benefits, including health benefits for a period of three months from the date of termination. The benefits payable to Mr. Horne in the event of termination due to disability would have a value of $93,750 for base salary and $2,712 for other benefits provided by the Company. The total benefits payable to Mr. Horne in the event of his termination due to disability is $96,462. In the event Mr. Horne were to be terminated for cause then he would only be entitled to receive payment of salary accrued up to the date of termination. In addition, upon the termination of his employment, Mr. Horne is prohibited, for a period of no more than two years depending upon the cause for termination, from (a) owning, managing, controlling, or financing or being connected, with certain exceptions, as a proprietor, partner, stockholder, officer, director, principal, agent, representative, joint venturer, investor, lender, consultant with or permit his name to be used in connection with any business engaged in competition with business conducted by the Company; (b) solicit from a customer or client of the Company to cease to do business with or limit the amount of business done with the Company; and (c) solicit any employee to terminate their employment with the Company. The employment agreement does also indemnify Mr. Horne, to the extent permitted by the law, for all losses, claims, damage and liabilities, expenses, judgments, fines, settlements and other amounts arising from claims and demands in which he may be involved or threatened to be involved by reason of his status as an officer or director provided Mr. Horne has acted in good faith and without gross negligence or willful misconduct.
On May 11, 2005, Michael M. Megless entered into an employment agreement with the Company that provided for his appointment as CFO of the Company upon the filing of the Company’s quarterly report with the SEC for the quarter ending March 31, 2005. The employment agreement was subsequently amended on May 23, 2005, to provide for Mr. Megless’ appointment upon the Company’s filing with the SEC of a certain amendment to the quarterly report. On June 7, 2005, the amendment to the quarterly report was filed with the SEC and Mr. Megless assumed the position of CFO of the Company. Mr. Megless’ employment agreement provides for his employment as the CFO of the Company until May 11, 2008, with automatic renewals thereafter for one year terms unless either party provides notice of intent to terminate the agreement. For his service as the CFO of the Company, Mr. Megless will be compensated with an annual base salary in the amount of $260,000 and will be eligible to participate in any Company-sponsored incentive program that permits, allows, or provides for award of stock, restricted stock or options in the Company, or similar incentive equity interest plan. Mr. Megless will also be entitled to reimbursement for necessary and properly vouchered client-related business or entertainment expenses incurred in the performance of his duties, five (5) weeks of paid vacation (200 hours) annually, a reasonable monthly car allowance, and fringe benefits generally available to Company employees in accordance with Company programs, including personal leave, paid holidays, disability, and dental vision and group health insurance plans. In the event Mr. Megless’ employment is terminated by the Company without just cause or if Mr. Megless were to terminate for good reason, as defined by the agreement, prior to the expiration of the original employment period or any renewal term, Mr. Megless shall be entitled to certain benefits including the continuation for a period of twelve months from the date of termination of his base salary, bonus compensation, and medical benefits provided by the Company. In addition, Mr. Megless’ interest in any stock options, restricted stock, or other equity interest in the Company for which he is eligible or may have become eligible during the employment period shall vest fully on the date of termination. The benefits payable to Mr. Megless would have a value of $260,000 for base salary and $10,850 for medical and other benefits provided by the Company. The total benefits payable to Mr. Megless in the event of his termination without cause or his resignation for good reason is $270,850. In the event Mr. Megless was to become permanently disabled, the Company, upon thirty days notice could terminate Mr. Megless’ employment. If Mr. Megless’ employment is terminated due to his permanent disability, the Company is obligated to pay to Mr. Megless an amount equal to three months of his base pay and all bonuses to which he was entitled at the time of his termination and the Company must provide Mr. Megless benefits, including health benefits, for a period of three months from the date of termination. The benefits payable to Mr. Megless in the event of termination due to disability would have a value of $65,000 for base salary and $2,712 for other benefits provided by the Company. The total benefits payable to Mr. Megless in the event of his termination due to disability is $67,712. In the event Mr. Megless were to be terminated for good cause then he would only be entitled to receive payment of salary accrued up to the date of termination.

In addition, upon the termination of his employment, Mr. Megless is prohibited, for a period of no more than two years depending upon the cause for termination, from (a) owning, managing, controlling, or financing or being connected, with certain exceptions, as a proprietor, partner, stockholder, officer, director, principal, agent, representative, joint venturer, investor, lender, consultant with or permit his name to be used in connection with any business engaged in competition with business conducted by the Company; (b) solicit from a customer or client of the Company to cease to do business with or limit the amount of business done with the Company; and (c) solicit any employee to terminate their employment with the Company. The employment agreement does also indemnify Mr. Megless, to the extent permitted by the law, for all losses, claims, damage and liabilities, expenses, judgments, fines, settlements and other amounts arising from claims and demands in which he may be involved or threatened to be involved by reason of his status as an officer or director provided Mr. Megless has acted in good faith and without gross negligence or willful misconduct.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions:
In 2006, Horne International, Inc., did not have a standing Compensation Committee as the salaries of the Chief Executive Officer and Chief Financial Officer were set by the terms of the employment agreements signed at the time of the acquisition of Horne Engineering. A Compensation Committee was established by the Board of Directors on January 1, 2007. In 2007, the Compensation Committee set the performance goals and objectives and recommended to the Board of Directors the overall compensation of the Chief Executive Officer. In addition, the Compensation Committee will further review the compensation of each of the five (5) most highly compensated employees. The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management. The executive management of Horne International, Inc. with the advice of the members of the Board of Directors determines the compensation for senior level management. Executives and members of the Board of Directors who participated in deliberations concerning executive officer compensation and senior level management compensation include Darryl K. Horne, Michael M. Megless, John A. Moore, Jr., Francis X. Ryan, Kelvin Armstrong and Karl Heer. Darryl Horne and Michael Megless did not participate in any deliberations concerning the compensation of the Chief Executive Officer and Chief Financial Officer. No executive officer of our company has served on the board of directors or compensation committee of any other entity that has or had at any time during 2007 an executive officer who served as a member of our board of directors.

Outstanding Equity Awards at Fiscal Year-end
Number of Securities
Underlying Unexercised Options

	December 30, 2007		Option Exercise Price
Name	Exercisable	Unexercisable
Darryl K. Horne	—	—	N/A
Michael M. Megless	326,353	—	$1.55
Robert M. Suthard	—	50,000	$0.37
Mr. Suthard’s Options will vest annually beginning in July 2008 over a 3 year period.
Director Compensation

	Fees Earned	Option	Option	All Other	Total
Name	or Paid in Cash	Awards	Value	Compensation	Compensation
Kelvin D. Armstrong	$26,000	30,000	$4,178	$—	$30,178
Karl Heer	$25,000	30,000	$4,178	$—	$29,178
Evan Auld-Susott	$10,000	30,000	$1,269	$—	$11,269
L. Kenneth Johnson	$25,000	30,000	$4,178	$—	$29,178
John A. Moore	$31,000	30,000	$4,178	$—	$35,178
Francis X. Ryan	$31,000	30,000	$4,178	$—	$35,178
1. Directors who are also employees of the Company do not receive any additional compensation for their service on the Board of Directors.
2. Total number of options held by each Director is disclosed Item 12 Security Ownership of Certain Beneficial Owners and Management.
3. L. Kenneth Johnson resigned from the Board of Directors on January 11, 2008
During fiscal 2007, non-employee members of the Board of Directors were entitled to receive $28,000 per year payable quarterly, $1,000 for each meeting attended, and an annual grant of 30,000 options that vest equally over the succeeding three years. The Audit Committee Chairman is paid additional annual cash compensation of $10,000, and each member of the Audit Committee is paid additional annual cash compensation of $5,000. The Chairman of any other board committees receives additional annual cash compensation in the amount of $5,000. All Board committee members also receive a $1,000 meeting fee for attending committee meetings.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth as of March 31, 2008 certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5% of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed with the Securities and Exchange Commission pursuant to the Exchange Act with respect to ownership of the Company’s common stock. As of March 31, 2008, there were 42,687,324 shares of the Company’s common stock outstanding.

Name and Address	Number of Shares		Percentage
of Beneficial Owner (1)	Beneficially Owned (2)		of Class
Darryl K. Horne	4,877,007		11.4%
Michael M. Megless	10,493		*
Kelvin D. Armstrong	74,000	a	0.2%
Karl Heer	60,000	a	0.1%
Evan Auld-Susott	2,852,450	b	6.3%
John A. Moore	200,000	a	*
Francis X. Ryan	100,000	a	*
Robert Suthard	50,000	c	*
Total Directors and Named Executive Officers	8,223,950		17.9%
Trevor Foster (3)	3,000,000		7.0%
P.O. Box 450
Hickman, CA 95323

*	Less than 1% of the outstanding common stock.

(1)	Except as otherwise noted, the address for each person listed in this table is c/o Horne International, Inc., 2677 Prosperity Avenue, Suite 300, Fairfax, Virginia 22031.

(2)	Beneficial ownership of shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. The number of shares beneficially owned by a person includes shares of common stock that the person had the right to acquire pursuant to options exercisable within 60 days of March 31, 2008. Shares issuable pursuant to options are deemed outstanding for calculating the percentage ownership of the person holding the options but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person.

(3)	Information is based solely upon a Schedule 13G/A filed by Trevor Foster on March 16, 2007.

(a)	Includes 60,000 shares of common stock issuable pursuant to options.

(b)	Includes 30,000 shares of common stock issuable pursuant to options.

(c)	Includes 50,000 shares of common stock issuable pursuant to options.
(b) Equity Compensation Plans. The following table summarizes our equity compensation plans as of December 30, 2007:

	Number of		Number of securities remaining
	securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0 (1)	$0	1,000,000

Equity compensation plans not approved by security holders	1,912,514 (2)	$1.30	6,966,286

Total	1,912,514		7,966,286

(1)	Represents stock options issued pursuant to the Company’s 2004 Non-Statutory Stock Option Plan.

(2)	Represents stock options issued pursuant to the Company’s Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan and the Company’s Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.
In March 2004, shareholders approved the Company’s 2004 Non-Statutory Stock Option Plan, which provided for the issuance of up to 10,000,000 shares. Under this plan, the Company issued 9,000,000 options that were subsequently exercised in 2004. In April 2004, the Company’s Board of Directors amended the plan to increase the amount of options available under the plan to 30,000,000. All option grants subsequent to this amendment have been issued under the amended plan. The amended plan has not been approved by shareholders.
Item 13. Certain Relationships and Related Transactions.
None.
Item 14. Principal Accountant Fees and Services.
Fees Paid to the Independent Auditors
The following table presents fees for professional audit services rendered by Grant Thornton for the audit of the Company’s annual financial statements for the years ended December 30, 2007, and December 31, 2006, respectively, and fees filed for other services rendered by the respective firms during those periods. The audit related fees in 2006 relate exclusively to Tedder, James, Worden & Associates, P.A., for fees associated with the M&M disposition and related consent fees for the 2006 Form 10-K.

	2007	2006
Audit Fees	$239,330	$219,230
Audit Related Fees	—	70,000
Tax Fees	—	—
All Other Fees	—	1,193

	$239,330	$290,423

All of the fees listed above were approved under the approval provisions of paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The fees listed above under “Audit Fees” relate to the integrated audit of our annual financial statement and internal control over financial reporting for the year ended December 30, 2007, including services for the reviews of the financial statements included in our quarterly reports filed on Form 10-Q for the 2007 period, and for services in connection with the audit of our annual financial statements for the fiscal-year ended December 31, 2006.
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
See accompanying notes to consolidated financial statements.
Item 15. Exhibits and Financial Statements Schedules.
(a)(1)	The financial statements included in Item 8 hereof are incorporated herein by reference and filed as part of this report.
(2)	All financial statement schedules are omitted because they are either not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.
(3)	Exhibits: The response to this section of Item 15 is included in the Exhibit Index of this report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horne International, Inc.

Date: April 14, 2008	By:	/s/ Darryl K. Horne
	Name:	Darryl K. Horne
	Title:	Chief Executive Officer and President
Know by all persons by these presents, that each person whose signature appears below constitutes and appoints jointly and severally, Darryl K. Horne and Michael M. Megless, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys —in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Darryl K. Horne	Principal Executive Officer and Director	April 14, 2008

/s/ Michael M. Megless	Principal Financial Officer and Director	April 14, 2008

/s/ Francis X. Ryan	Director	April 14, 2008

/s/ Evan Auld-Susott	Director	April 14, 2008

/s/ Kelvin D. Armstrong	Director	April 14, 2008

/s/ Karl Heer	Director	April 14, 2008

/s/ John A. Moore	Director	April 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc., Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005).

2.2	Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

2.3	Amendment and Waiver Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

2.4	Stock Purchase Agreement by and between Spectrum Sciences & Software Holdings Corp. and 53341 Newfoundland and Labrador Ltd. dated June 21, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2006).

2.5	Retraction Agreement by and between Spectrum Sciences & Software Holdings Corp. and M&M Engineering, Ltd. dated June 21, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2006).

2.6	Stock Purchase Agreement by and between Horne International, Inc. and Amata Inc. dated January 17, 2008 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2008)

3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.2	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.3	Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.4	Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

Exhibit
Number	Description

3.5	Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

3.6	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005).

3.7	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006).

3.8	Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006).

4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

4.2	Registration Rights Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

4.3	First Amendment to Promissory Note, dated May 25, 2005, by and between Horne Engineering Services LLC and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005).

10.1	Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

10.2	First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005).

10.3	Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

10.4	First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005).

10.5	2004 Non-Statutory Stock Option Plan, dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004).

10.6	Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form S-8, filed with the Securities and Exchange Commission on April 21, 2004).

10.7	Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004).

Exhibit
Number	Description

10.8	Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, William H. Ham, Jr. and Nancy C. Gontarek, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004).

10.9	Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, William H. Ham, Jr. and Nancy C. Gontarek, dated January 12, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005).

10.10	Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer and William H. Ham, Jr., dated February 14, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2005).

10.11	Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne, dated May 11, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005).

10.12	Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Darryl K. Horne and Michael M. Megless, dated June 8, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2005).

10.13	Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless, dated January 23, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2006).

10.14	Settlement and Standstill Agreement, dated November 17, 2005, by and among Robert Genovese, BG Capital Group Ltd. and Spectrum Sciences & Software Holdings Corp. (previously filed on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2006).

10.15	Subordinated Note and Common Stock Purchase Agreement dated January 18, 2008, by and between Horne International, Inc and various purchasers including Evan Auld-Susott (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2008).

10.16	Demand Promissory Note, dated as of March 19, 2008, by Horne International, Inc. to Darryl K. Horne (previously filed on Form 8-K/A, filed with the Securities and Exchange Commission on March 31, 2008).

10.17	Demand Promissory Note, dated as of April 1, 2008, by Horne International, Inc. to Darryl K. Horne (previously filed on Form 8-K/A, filed with the Securities and Exchange Commission on April 3, 2008).

10.18	Term Sheet for Working Capital Loan, dated as of April 10, 2008, by and between Horne International, Inc. and Darryl K. Horne (filed herewith).

10.19	Term Sheet for a Revolving Line of Credit Loan, dated as of April 10, 2008, by and among Horne International, Inc., Evan Auld-Susott, as agent for the Susott Family Limited Partnership, and Trevor Foster (filed herewith).

14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 13, 2004).

16	Letter of Tedder, James, Worden & Associates, P.A. to the Securities and Exchange Commission dated April 17, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2006).

21	List of Subsidiaries (filed herewith).

23.1	Accountant’s Consent, Grant Thornton (filed herewith).

24	Powers of Authority (see signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).