Form 10-K/A
period 2007-12-30
Horne International, Inc.
filed 2008-04-21
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE. None.

EXPLANATORY NOTE
This change is to correct the end date of the Company’s fiscal year as contained in the Report of Independent Registered Public Accounting Firm and related Auditor’s Consent and certain other typographical errors.

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
On April 10, 2008, the Company entered into a binding term sheet with Darryl K. Horne, the Company’s President and Chief Executive Officer, for the provision by Mr. Horne of a working capital loan to the Company. The terms of the loan provide that the Company will be able to borrow $500,000 at 8% interest, with such interest payable quarterly beginning in July, 2008. Principal under the loan will be payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company’s Ft Walton Beach, Florida commercial property formerly utilized for SSSI’s operations (the “SSSI Property”). The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance. Mr. Horne’s loan will be secured by a second deed of trust on the SSSI Property, which will be junior in priority and subordinate to a first deed of trust securing the Company’s obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent, and Trevor Foster, described below. The loan will not be convertible into any Company securities. The terms of the loan were approved by the Company’s Board of Directors, including each disinterested director. The loan documentation will contain customary terms and conditions for financing of this type, and the Company expects to close on the loan in late April 2008.

On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP and Trevor Foster, for the provision to the Company of a revolving line of credit. Evan Auld-Susott is the Company’s Director of Acquisitions and a member of the Company’s Board of Directors. Under the line of credit, the Company will be able borrow $1,000,000 at 12.5% interest upon the Company’s certification to the lenders that the Company has fully exhausted all funds available to the Company pursuant to the $500,000 working capital loan from Darryl K. Horne, described above. Interest on the line of credit will be payable quarterly beginning in July, 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the SSSI Property. The maturity date of the line of credit may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2,500 and (ii) one-half percent of the outstanding principal balance. The lenders will have a first deed of trust on the SSSI Property, which will be senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to this working capital loan described above. The loan will not be convertible into any Company securities. The terms of the line of credit were approved by the Company’s Board of Directors, including each disinterested director. The line of credit documentation will contain customary terms and conditions for financing of this type, and the Company expects to close on the line of credit in late April 2008.
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
There is no assurance that if the Amata acquisition is consummated, we will be able to integrate the operations of Amata without encountering difficulties, including unanticipated costs, difficulty in retaining customers, and failure to retain key employees. Following the Amata acquisition, we may not realize the revenues net income or other benefits that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. In addition, Amata’s business is currently substantially dependent upon one project and delays in such or adverse events affecting the project could have an adverse effect on Amata’s business and operating results.
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

Item 8. Financial Statements and Supplementary Data.
The following documents are filed as part of this Annual Report on Form 10-K:
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Horne International, Inc.
We have audited the accompanying consolidated balance sheets of Horne International, Inc. (a Delaware corporation) and subsidiaries as of December 30, 2007 and December 31 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horne International, Inc. and subsidiaries as of December 30, 2007 and December 31 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
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
Stock Based Compensation
The Company adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” in 2004. Accordingly, the fair values of stock option awards are determined using the Black-Scholes model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company has traditionally not included a vesting period for option grants, however, beginning in 2006, the Company has included a vesting period for most options granted. See Note 13 for a detailed discussion of the Company’s stock-based compensation plans.
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
Following the closing, the Sellers will be entitled to cash earn out payments equal to 50% of Amata’s net income (as defined in the stock purchase agreement) on a cash-received basis for the first twelve months after the closing, and 33-1/3% of such net income for the subsequent 36 month period. The Sellers will also receive up to 13.0 million shares of Horne common stock following the closing, to be issued on a pro rata basis with the receipt of revenues from Amata’s primary customer. In addition, the Company will pay certain consultants to Amata up to an aggregate of approximately $6.8 million in consulting contract payments contingent upon Amata’s achievement of earn out payments. The agreement contains customary representations and warranties, covenants, and indemnification provisions. The closing of the transaction is subject to Amata’s receipt of approximately $2.4 million in outstanding accounts receivable from its primary customer, as well as other customary closing conditions. Pending the closing, the Company has agreed to loan Amata up to $500,000 for repayment of indebtedness and working capital needs.
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
Contemporaneous with the closing, each of the Sellers will enter into an Employment Agreement with Amata, Inc. Pursuant to the terms of the respective employment agreements, each Seller will be paid an annual base salary of $170,000 and will be entitled to benefits consistent with those provided to other employees of the Company and Amata, Inc. The term of each of the Sellers employment shall be effective as of the date of the closing and will terminate on December 31, 2011. In the event of an involuntary termination or material breach of the terms of the employment agreement or upon the expiration of the employment agreement, each of the Sellers shall be entitled to receive a severance payment in an amount equal to six months of their then current annual salary. In the event either Amata shareholder voluntarily terminates his employment before the initial completion of the initial term or is terminated by the company for cause, as defined in the Employment Agreement, the Seller shall be liable to pay liquidated damages in the amount of $300,000 if the employment is terminated during or before the end of the first full year of the initial term, $150,000 if the employment is terminated during or before the end of the second full year of the initial term, and $75,000 if the employment is terminated during or before the end of the third full year of the initial term. In addition to the aforementioned Employment Agreement, each Amata shareholder will enter into a Non-Competition, Non-Solicitation and Nondisclosure Agreement whereby each of Shawn F. Wurtsmith and Robert

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
L. Cheney will agree that for a period of three years after each ceases to be an employee of Amata, Inc., for any reason, he shall not engage in any competition with Amata, Inc., the Company or its subsidiaries, shall not solicit personnel or contractors or customers of Amata, Inc., the Company or its subsidiaries and shall not use or disclose any confidential or proprietary information of Amata, Inc., the Company or its subsidiaries, customers and affiliates.
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
On April 10, 2008, the Company entered into a binding term sheet with Darryl K. Horne, the Company’s President and Chief Executive Officer, for the provision by Mr. Horne of a working capital loan to the Company. The terms of the loan provide that the Company will be able to borrow $500,000 at 8% interest, with such interest payable quarterly beginning in July, 2008. Principal under the loan will be payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company’s Ft Walton Beach, Florida commercial property formerly utilized for SSSI’s operations (the “SSSI Property”). The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance. Mr. Horne’s loan will be secured by a second deed of trust on the SSSI Property, which will be junior in priority and subordinate to a first deed of trust securing the Company’s obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent, and Trevor Foster, described below. The loan will not be convertible into any Company securities. The terms of the loan were approved by the Company’s Board of Directors, including each disinterested director. The loan documentation will contain customary terms and conditions for financing of this type, and the Company expects to close on the loan in late April 2008.
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
Item 11. Executive Compensation.
Compensation Discussion and Analysis:
Although our executive compensation program is generally applicable to each of our senior management, this Compensation Discussion and Analysis focuses primarily on the program as applied to our CEO, CFO, and each of our other “named executive officers” as defined under applicable SEC rules. Our “named executive officers” for 2007 were our CEO, Darryl K. Horne, our CFO, Michael M. Megless, and our Chief Operating Officer, Robert L. Suthard.
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
Base Salaries
Base salary is the fixed element of employees’ annual compensation. The value of base salary reflects the employee’s long term performance, skill set and the market value of that skill set. For both the Chief Executive Officer and the Chief Financial Officer, minimum base salaries are established by employment contracts which were entered into on May 11, 2005, in connections with the Company’s acquisition of Horne Engineering as amended in February 2007. For a period of five (5) years beginning on May 11, 2005, Darryl K. Horne, Chief Executive Officer is entitled to receive an annual base salary of $375,000. For a period of three (3) years beginning on May 11, 2005, Michael M. Megless is entitled to receive an annual base salary of $260,000. The base salaries of the Chief Executive Officer and the Chief Financial Officer were determined to be appropriate based upon both Mr. Horne and Mr. Megless’ respective skill sets, knowledge of the marketplace, and historical knowledge of Horne Engineering Services, LLC. In 2007, our Chief Operating Officer, Robert L. Suthard, was paid an annual base salary of $175,000. Mr. Suthard’s annual salary is based on his prior experience, knowledge of the U.S. military marketplace, and his business relationships. Each of the base salaries paid to our “named executive officers” who include our CEO, CFO, and COO are comparable to other government contractors of similar size and revenue.
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
Summary Compensation Table

Name	Position	Year	Salary	Awards	Bonus	Compensation		Compensation
Darryl K. Horne	Chief Executive Officer	2007	$347,514	$—	$—	$26,281	(1)	$373,795
		2006	$375,000	$—	$—	$39,225	(2)	$414,225
Michael M. Megless	Chief Financial Officer	2007	$245,514	$—	$—	$11,324	(3)	$256,838
		2006	$260,000	$35,897	$—	$16,640	(4)	$312,537
Robert L. Suthard	Chief Operating Officer	2007	$83,769	$13,415	$20,000	$—	(5)	$117,184

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

Outstanding Equity Awards at Fiscal Year-end
Number of Securities
Underlying Unexercised Options

	December 30, 2007		Option Exercise Price
Name	Exercisable	Unexercisable
Darryl K. Horne	—	—	N/A
Michael M. Megless	326,353	—	$1.55
Robert L. Suthard	—	50,000	$0.37
Mr. Suthard’s Options will vest annually beginning in July 2008 over a 3 year period.
Director Compensation

	Fees Earned	Option	Option	All Other	Total
Name	or Paid in Cash	Awards	Value	Compensation	Compensation
Kelvin D. Armstrong	$26,000	30,000	$4,178	$—	$30,178
Karl Heer	$25,000	30,000	$4,178	$—	$29,178
Evan Auld-Susott	$10,000	30,000	$1,269	$—	$11,269
L. Kenneth Johnson	$25,000	30,000	$4,178	$—	$29,178
John A. Moore	$31,000	30,000	$4,178	$—	$35,178
Francis X. Ryan	$31,000	30,000	$4,178	$—	$35,178
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

Name and Address	Number of Shares		Percentage
of Beneficial Owner (1)	Beneficially Owned (2)		of Class
Darryl K. Horne	4,877,007		11.4%
Michael M. Megless	10,493		*
Kelvin D. Armstrong	74,000	a	0.2%
Karl Heer	60,000	a	0.1%
Evan Auld-Susott	2,852,450	b	6.3%
John A. Moore	200,000	a	*
Francis X. Ryan	100,000	a	*
Robert Suthard	52,000	c	*
Total Directors and Named Executive Officers	8,225,950		17.9%
Trevor Foster (3)	3,000,000		7.0%
P.O. Box 450
Hickman, CA 95323

*	Less than 1% of the outstanding common stock.

(1)	Except as otherwise noted, the address for each person listed in this table is c/o Horne International, Inc., 2677 Prosperity Avenue, Suite 300, Fairfax, Virginia 22031.

(2)	Beneficial ownership of shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. The number of shares beneficially owned by a person includes shares of common stock that the person had the right to acquire pursuant to options exercisable within 60 days of March 31, 2008. Shares issuable pursuant to options are deemed outstanding for calculating the percentage ownership of the person holding the options but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person.

(3)	Information is based solely upon a Schedule 13G/A filed by Trevor Foster on March 16, 2007.

(a)	Includes 60,000 shares of common stock issuable pursuant to options.

(b)	Includes 30,000 shares of common stock issuable pursuant to options.

(c)	Includes 50,000 shares of common stock issuable pursuant to options.
(b) Equity Compensation Plans. The following table summarizes our equity compensation plans as of December 30, 2007:

	Number of		Number of securities remaining
	securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0 (1)	$0	1,000,000

Equity compensation plans not approved by security holders	1,912,514 (2)	$1.30	6,966,286

Total	1,912,514		7,966,286

(1)	Represents stock options issued pursuant to the Company’s 2004 Non-Statutory Stock Option Plan.

(2)	Represents stock options issued pursuant to the Company’s Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan and the Company’s Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.
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