Form 10-Q
period 2008-03-30
Horne International, Inc.
filed 2008-05-13
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 30, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of May 7, 2008 there were 42,687,324 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	March	December
	30, 2008	30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$92	$577
Receivables, net	1,045	1,085
Prepaid expenses & Other current assets	1,283	832
Current assets of discontinued operations	652	1,832

Total current assets	3,072	4,326

Property and equipment, net	848	914
Investments in joint ventures	311	311
Other assets	156	158
Other assets of discontinued operations	4,297	4,623

TOTAL ASSETS	$8,684	$10,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$554	$247
Accrued expenses	1,330	1,729
Deferred revenues	87	86
Current portion of long-term debt	260	—
Current liabilities of discontinued operations	694	682

Total current liabilities	2,925	2,744
Long-term liabilities:
Non-current liabilities of discontinued operations	1,902	1,969

TOTAL LIABILITIES	4,827	4,713

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 42,687,324 and 41,774,082 issued and outstanding	4	4
Additional paid-in capital	78,736	78,616
Accumulated deficit	(74,883)	(73,001)

Total stockholders’ equity	3,857	5,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,684	$10,332

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share and per share amounts)

	Fiscal Quarter Ended
	March 30,	March 31,
	2008	2007
Revenues
Services	$1,216	$1,965

Cost of revenues
Services	1,144	1,729

Gross profit

Services	72	236

Operating expenses	911	1,578

Loss from operations	(839)	(1,342)

Total non-operating income , net	5	131

Loss before provision for income taxes	(834)	(1,211)

Income tax benefit (expense)	—	—

Loss before discontinued operations	(834)	(1,211)

Loss from discontinued operations, net of tax	(1,047)	(758)

Net Loss	$(1,881)	$(1,969)

Weighted average common shares outstanding:
Basic and diluted	41,834,965	41,406,035

Basic and diluted earnings per share
Loss from continuing operations	$(0.02)	$(0.03)
Loss from discontinued operations	(0.02)	(0.02)

Net loss	$(0.04)	$(0.05)

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars shown in 000’s except share amounts)
Statement of Stockholders’ Equity
March 30, 2008

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 31, 2007	41,774,082	$4	$78,617	$(73,001)	$5,620

Net Loss				$(1,882)	$(1,882)
Stock Issuances	913,242	$—	$200		$200
Share price guarantee settlement			$(90)		$(90)
Option Issuances			$9		$9

Balance as of March 30, 2008	42,687,324	$4	$78,736	$(74,883)	$3,857

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000’s)
Statement of Cash Flows
Fiscal Quarter Ended

	March 30,	March 31,
	2008	2007
Net loss from continuing operations	$(834)	$(1,211)
Adjustments to reconcile net loss to net Cash used in operating activities
Stock option issuances	9	5
Depreciation/Amortization	71	259
Decrease (increase) in balance sheet items
Receivables	39	673
Prepaid Expenses	70	(19)
Accounts Payable	309	(126)
Accrued Expenses	(201)	547
Deferred Revenue	—	(3)
Other balance sheet changes	4	156

Net cash (used in)provided by continuing operations	(533)	281

Cash flows from investing activities
Cash settlement of share price guarantee	(90)	—
Cash invested in potential acquisition	(521)
Purchase of property and equipment	(5)	(39)
Proceeds from the sale of equipment	—	10

Net cash used in investing activities	(616)	(29)

Cash flows from financing activities
Cash borrowings	260	—

Net cash provided by financing activities	260	—

Cash flows provided by(used in) discontinued operations
Operating	404	(620)
Investing	—	(33)
Financing	—	(17)

Net decrease in cash and cash equivalents	(485)	(418)
Cash and cash equivalents at beginning of period	577	4,185

Cash and cash equivalents at end of period	$92	$3,767

Non-cash acquisitions of property & equipment were $0 for both periods.
The Company issued 913,242 and 501,882 shares of stock for the CEECO purchase earn-out during March 2008 and March 2007, respectively. This stock was valued at $200,000 for both issuances.
See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three month periods ended March 30, 2008 and March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented.
The results of operations for the period ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Horne International, Inc. (the “Company” or “we”, “us”, “our” or similar terms) is a premier technology and technical engineering solutions company focused on — national security, engineering, energy and environment, and transportation — with an emphasis on homeland security. The Company’s service areas encompass program engineering, environment, safety & health, acquisition services, public outreach, and business process engineering.
The Company is headquartered in Fairfax, Virginia, and has one operating subsidiary: Horne Engineering Services, LLC. During the first quarter of 2008, the Company made the strategic decision to close all operations at Spectrum Sciences & Software Inc. (“SSSI”) and Coast Engine and Equipment Co. subsidiaries. These two subsidiaries comprised all of the operations of the previously reported segments of Security Solutions and Repair and Overhaul, respectively. Accordingly, the Company now has only one segment, Services, as of the first quarter of 2008.
Revenue Recognition
The Company’s principal method of revenue recognition is cost plus on reimbursable time-and-materials contracts and milestones on fixed price deliverable contracts and commission based contracts.
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

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
The Company currently has a net operating loss carry forward of approximately $50 million at March 30, 2008. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in our equity ownership. The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement 109” in 2007. The Company currently has no uncertain tax provisions, thus the adoption of FIN 48 had no impact on the Company’s consolidated financial statements.
Loss Per Share
The Company reports its loss per share (“EPS”) in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.
Basic EPS is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 517,000 and 2,624,011 were not included in the computation of diluted EPS for the three month periods ended March 30, 2008, and March 31, 2007, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per share in those periods.
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

	March	December
Accounts Receivable	30, 2008	30, 2007
Billed AR	$918	$712
Unbilled AR	89	335
Holdbacks	48	48
Bad Debt Reserve	(10)	(10)

Total AR	$1,045	$1,085

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
4. PREPAID EXPENSES (000’S)
Prepaid expenses are mainly comprised of costs associated with the proposed Amata Inc. acquisition. These amounts include prepaid costs for third party service providers and the funds advanced to Amata in accordance with the transaction purchase. The aggregate balances at March 30, 2008 and December 30, 2007 are $1,221 and $559, respectively.
5. PROPERTY AND EQUIPMENT (000’s)

	March	December
Property & Equipment	30, 2008	30, 2007
Leasehold Improvements	754	754
Furniture & Fixtures	270	270
Office Equipment	307	294
Vehicles	77	77

Total	$1,408	$1,395

Accumulated Depreciation	(560)	(481)

Property & Equipment, net	$848	$914

6. BORROWINGS
Darryl Horne Note
On March 19, 2008, the Company entered into a loan transaction with Darryl K. Horne, the Company’s President and Chief Executive Officer, under which the Company borrowed $260,000 at 8% interest. The interest is payable quarterly beginning in July 1, 2008 with principal payable upon demand. The note is unsecured and is not convertible into any Company securities.
7. STOCK TRANSACTIONS
On March 24, 2008, the Company issued 913,242 unregistered shares of common stock to Louis and Marilyn Rogers in accordance with the Coast Engine and Equipment Co. acquisition agreement. This agreement contained an earn-out provision of up to $200,000 worth of Company stock at a 10 day average price centered on the three year anniversary of the acquisition or $0.219 per share. The agreement also includes a share price guarantee based on the 10 day average share price centered on February 28, 2009. At March 30, 2008, the Company’s closing stock price was $0.22 per share. As such, if this were the average stock price as defined above, the Company would not be obligated to pay to the Rogers’ any additional funds.
On March 24, 2008, the Company paid the Rogers’ $90,088 related to the shares issued in March 2007. The amount was calculated based upon the difference in share price as originally issued, $0.3985, and the currently issued price of $0.219 multiplied by the shares issued to the Rogers’ in 2007 of 501,882. This entry reduced the additional paid in capital originally recorded with the original share issuance.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
8. STOCK-BASED COMPENSATION
The Company has a stock option plan available to compensate employees and directors as deemed appropriate by senior management. During the first quarter of 2008, the Company granted no new stock options.
The table below summarizes our stock option activity during the three months ended March 30, 2008.

	Number of shares	Option Price
Options Outstanding 12/31/2007	1,912,514
Granted	—
Exercised	—
Cancelled	(1,395,514)	1.55 — 1.65

Options Outstanding 3/30/2008	517,000

The following table summarizes information about the Company’s outstanding stock options at March 30, 2008.

Options Exercisable & Outstanding
Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.35	180,000	—	4.2
0.37	50,000	—	4.2
0.40	60,000	39,000	4.2
0.50	75,000	45,000	8.2
0.80	150,000	50,000	1.2
1.28	2,000	2,000	0.2

	517,000	136,000

Total options available to issue			30,000,000
Total options outstanding or exercised			20,638,200

Total options remaining			9,361,800

9. DISCONTINUED OPERATIONS
The assets included in the non-current discontinued operations primarily consist of the properties and buildings associated with our Ft. Walton Beach operations of approximately $3.7 million. Included in the non-current discontinued operations liabilities is the mortgage against those properties of approximately $1.8 million. Based on our current valuation of the properties, we do not anticipate any impairment.
10. COMMITMENTS AND CONTINGENCIES
Legal Matters
Our outstanding legal proceedings are described in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2007. There have been no material developments regarding any of our outstanding legal proceedings during the first quarter of 2008 and through the filing date of this report except as noted below.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
Garrison Lawsuit
On January 22, 2008, the parties entered in a Settlement Agreement whereby Donald Garrison and Michael Hatfield agreed to pay to SSSI the sum total of $195,000 in two installments. Both installments were received during the first quarter of 2008.
11. SUBSEQUENT EVENTS
Darryl Horne Notes and Loan Commitment
On April 1, 2008, the Company entered into a note with Darryl K. Horne, Company’s President and Chief Executive Officer, under which the Company borrowed $240,000 at 8% interest. The interest is payable quarterly beginning in July 1, 2008 with principal payable upon demand. The note is unsecured and is not convertible into any Company securities.
On April 10, 2008, the Company entered into a binding term sheet with Darryl K. Horne, the Company’s President and Chief Executive Officer, for the provision by Mr. Horne of a working capital loan to the Company. The terms of the loan provide that the Company will be able to borrow $500,000 at 8% interest, with such interest payable quarterly beginning in July, 2008. Principal under the loan will be payable in full at the earlier of (a) twelve (12) months from the loan closing date or (b) the sale of the Company’s Ft Walton Beach, Florida commercial property formerly utilized for SSSI’s operations (the “SSSI Property”). The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance. Mr. Horne’s loan will be secured by a second deed of trust on the SSSI Property, which will be junior in priority and subordinate to a first deed of trust securing the Company’s obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent, and Trevor Foster, described below. The loan will not be convertible into any Company securities. The terms of the loan were approved by the Company’s Board of Directors, including each disinterested director. The loan documentation will contain customary terms and conditions for financing of this type, and the Company expects to close on the loan in May 2008.
Evan Auld-Susott and Trevor Foster Line of Credit Commitment
On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP and Trevor Foster, for the provision to the Company of a revolving line of credit. Evan Auld-Susott is the Company’s Director of Acquisitions and a member of the Company’s Board of Directors. Under the line of credit, the Company will be able to borrow $1,000,000 at 12.5% interest upon the Company’s certification to the lenders that the Company has fully exhausted all funds available to the Company pursuant to the $500,000 working capital loan from Darryl K. Horne, described above. Interest on the line of credit will be payable quarterly beginning in July, 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the SSSI Property. The maturity date of the line of credit may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2,500 and (ii) one-half percent of the outstanding principal balance. The lenders will have a first deed of trust on the SSSI Property, which will be senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to this working capital loan described above. The loan will not be convertible into any Company securities. The terms of the line of credit were approved by the Company’s Board of Directors, including each disinterested director. The line of credit documentation will contain customary terms and conditions for financing of this type, and the Company expects to close on the line of credit in May 2008.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended December 30, 2007.
FORWARD-LOOKING STATEMENTS
The matters discussed in our Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could” “expect” “estimate” “may” “potential” “will” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors,” contained in our Annual Report of Form 10-K for the fiscal year ended December 30, 2007, as well as any cautionary language in the Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
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
DESCRIPTION OF THE COMPANY
The Company provides a variety services through its wholly-owned subsidiary Horne Engineering. The Company, with the closing of Spectrum Sciences and Software Inc. (“SSSI”) and Coast Engine and Equipment Co. (“CEECO”), only has one reportable operating segment, Services. The Company made the decision to close those two subsidiaries based on their operational performance, negative operating forecasts, lack of backlog, and to more fully focus on the operations of Horne Engineering. The operations of SSSI will continue through the end of April 2008. CEECO completed operations in February 2008.
The Services segment focuses on providing program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, and public outreach. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, and Transportation.
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

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We believe that the following critical accounting policies, among others, require us to make significant estimates and judgments in the preparation of our financial statements:
Revenue Recognition
The Company’s principal method of revenue recognition is cost plus on reimbursable time-and-materials contracts and milestones on fixed price deliverable contracts and commission based contracts.
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
Net Operating Loss Carryforwards
We have not recognized the benefit in our financial statements with respect to approximately $50 million of net operating loss carryforwards for federal income tax purposes as of March 30, 2008. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest, and, possibly, penalties prospectively.
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
COMPARISON OF THREE MONTHS ENDED MARCH 30, 2008 AND MARCH 31, 2007
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
Consolidated Overview (000’s)

	Fiscal Quarter Ended March
	2008		2007
Total Company
Total revenue	$1,216	100.0%	$1,965	100.0%
Gross Profit	72	5.9%	236	12.0%
Operating loss	(839)	-69.0%	(1,342)	-68.3%
Revenue for the quarter ended March 30, 2008 decreased on a year-over-year basis by 38.1%, as compared to the quarter ended March 31, 2007, primarily due to lower revenue from our environmental contracts of $480 and lower software related revenue of $170. Gross margin dollars decreased from the 2007 amount due to overall lower sales and due to reduced margins in our real estate work. Gross margin as a percentage of sales decreased from 2007 due to slightly increased losses on our real estate work ($35) combined with the decrease in software related revenue of ($20). Our operating loss decreased in the first quarter of 2008 due primarily to reduced staffing, reduced intangible amortization, and lower Board of Director fees and reduced option expense.
Revenue for the second quarter of 2008 is expected to be about 10% lower than the first quarter of 2008 with our gross profit margin to decline slightly due to the projected timing of revenues in our real estate work. We expect our operating loss to increase slightly due to further downsizing costs incurred in the second quarter of 2008 and the impact of lower gross profit for the quarter.
We closed or made the decision to close two operating subsidiaries during the first quarter in order to reduce our losses and put more energy and focus on our remaining subsidiary. Accordingly, as we wind down these operations we will continue to review our staffing and resources to minimize non-productive capabilities.
Services Segment (000s)

	Fiscal Quarter Ended March
	2008		2007
Services
Total revenue	$1,216	100.0%	$1,965	100.0%
Gross Profit	72	5.9%	236	12.0%
Operating gain	$(194)	-16.0%	$(105)	-5.3%
Revenue for the quarter ended March 30, 2008 decreased on a year-over-year basis by 38.1%, as compared to the quarter ended March 31, 2007, primarily due to lower revenue from our environmental contracts of $480 and lower software related revenue of $170 Gross margin as a percentage of sales and in total dollars decreased from 2007 due to slightly increased losses on our real estate work ($35) combined with the decrease in software related revenue of ($20).
Operating profit declined by $89 in 2008, as compared with 2007, mainly due to a reduction in gross profit offset by cost reductions in our overhead expenses. The overhead expense decrease is primarily due to headcount reductions subsequent to the first quarter of 2007.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Corporate Expenses (000’s)

	Fiscal Quarter Ended March
	2008	2007
Operating Loss	$(645)	$(1,237)
Corporate expenses decreased 48% for the quarter ended March 30, 2008 as compared to the quarter ended March 31, 2007 due to headcount decreases between the periods, specifically in finance and business development, the elimination of intangible amortization expense, and decreased expenses associated with our Board of Directors and Advisory Board fees and stock option expense. We anticipate that corporate expenses will increase in the second quarter of 2008 as $375 of corporate expense in 2008 was allocated to our discontinued operations and this allocation will not occur in the second quarter. The amount of 2007 expense allocated to discontinued operations was $390.
Other Income
The decrease in other income in 2008 as compared with 2007 is primarily the decrease in income from our Weskem joint venture of $85k.
Discontinued Operations
During the first quarter of 2008, the Company made the decision to close two of its operating subsidiaries, Spectrum Sciences and Software, Inc. and Coast Engine & Equipment Co. The income statements include the operations of both of those subsidiaries for the quarter as well as reflecting a restatement of the 2007 financials to separate their operations and move the associated costs to discontinued operations for the period.
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $0.1 million at March 30, 2008. Our cash position has declined during the quarter due primarily to operating losses and cash funding of the potential acquisition of Amata, Inc. The largest contributors to the cash position were the discontinued operations that provided approximately $400k for the period primarily through the collection of receivables, the new debt financing of $260k, offset by the operating losses of $839k and the funding of the potential Amata Inc. acquisition of $520k.
The Company currently has commitments from affiliates to provide up to $1.5 million in additional debt financing. See Note 11 — Subsequent Events to the unaudited consolidated financial statements included in this Form 10-Q. We believe that this amount is sufficient to fund operations and any working capital requirements the Company may have during the remainder of 2008. The Company also has an agreement with an affiliate of the Company to provide equity and debt financing to fund the potential acquisition of Amata Inc. Full details of such financing is included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.
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
Interest Rate Risk
At March 30, 2008, the Company had no amounts outstanding under a revolving credit facility. The Company does have an adjustable rate mortgage on one of its Ft. Walton Beach properties that is subject to floors and ceilings as stipulated in the note. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
As of March 30, 2008, cash and cash equivalents were approximately $0.1 million. The Company only had investments in money market interest bearing accounts. Accordingly, we believe that a 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on future earnings or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and interim Principal Financial and Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 30, 2008. Based on this evaluation, our Chief Executive Officer and interim Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and interim Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our outstanding legal proceedings are described in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2007. There have been no material developments regarding any of our outstanding legal proceedings during the first quarter of 2008 and through the filing date of this report except as noted below.
Garrison Lawsuit
On January 22, 2008, the parties entered in a Settlement Agreement whereby Donald Garrison and Michael Hatfield agreed to pay to SSSI the sum total of $195,000 in two installments. Both installments were received during the first quarter of 2008.
Item 1A. Risk Factors.
We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock. Those risk factors are disclosed in our 2007 Form 10-K.
ITEM 6. EXHIBITS
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
10.1* Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
10.2* First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)
10.3* Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
10.4* First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)
10.5* 2004 Non-Statutory Stock Option Plan dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004)
10.6* Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2004)
10.7* Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004)
10.8* Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, William Ham, Jr., and Nancy C. Gontarek, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004)
10.9* Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, William Ham, Jr., and Nancy C. Gontarek, dated January 12, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005)

10.10* Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Kelvin D. Armstrong, Karl Heer, and William Ham, Jr, dated February 14, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2005)
10.11* Stock Option Agreement between Spectrum Sciences & Software Holding Corp. and Michael M. Megless, dated January 23, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2006)
10.12 Settlement and Standstill Agreement dated November 17, 2005, by and among Robert Genovese, BG Capital Group, Ltd., and Spectrum Sciences & Software Holdings Corp. (previously filed on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2006)
10.13 Subordinated Note and Common Stock Purchase Agreement dated January 18, 2008, by and between Horne International, Inc and various purchasers including Evan Auld-Susott (previously filed on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2008).
10.14 Demand Promissory Note, dated as of March 19, 2008, by Horne International, Inc. to Darryl K. Horne (previously filed on Form 8-K/A, filed with the Securities and Exchange Commission on March 31, 2008).
10.15 Demand Promissory Note, dated as of April 1, 2008, by Horne International, Inc. to Darryl K. Horne (previously filed on Form 8-K/A, filed with the Securities and Exchange Commission on April 3, 2008).
10.16 Term Sheet for Working Capital Loan, dated as of April 10, 2008, by and between Horne International, Inc. and Darryl K. Horne.
10.17 Term Sheet for a Revolving Line of Credit Loan, dated as of April 10, 2008, by and among Horne International, Inc., Evan Auld-Susott, as agent for the Susott Family Limited Partnership, and Trevor Foster.
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes —Oxley Act of 2002 (filed herewith)
31.2 Certification of Interim Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1 Certification of the Chief Executive Officer and the Interim Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May, 2008.

HORNE INTERNATIONAL, INC.
By:	/s/ Darryl K. Horne
Darryl K. Horne
President and Chief Executive Officer

By:	/s/ John E, Krobath
John E. Krobath
Interim Principal Financial and Accounting Officer