Form 10-Q
period 2008-06-29
Horne International, Inc.
filed 2008-08-12
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of August 11, 2008 there were 42,687,324 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	June	December
	29, 2008	30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12	$577
Receivables, net	860	1,085
Inventories	—	—
Prepaid expenses & Other current assets	73	832
Current assets of Discontinued Operations	217	1,832

Total current assets	1,162	4,326

Property and equipment, net	88	914
Investments in joint ventures	142	311
Other assets	156	158
Other assets of discontinued operations	4,031	4,623

TOTAL ASSETS	$5,579	$10,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$520	$247
Accrued expenses	978	1,729
Deferred revenues	87	86
Current portion of long-term debt	1,235	—
Current liabilities of discontinued operations	393	682

Total current liabilities	3,213	2,744
Long-term liabilities:
Non-current liabilities of discontinued operations	1,867	1,969

TOTAL LIABILITIES	5,080	4,713

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 42,687,324 and 41,774,082 issued and outstanding	4	4
Additional paid-in capital	78,759	78,616
Accumulated deficit	(78,264)	(73,001)

Total stockholders’ equity	499	5,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,579	$10,332

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share and per share amounts)

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2008	2007	2008	2007
Revenues	$1,005	$8,767	$2,222	$10,732

Cost of revenues	1,219	8,046	2,363	9,775

Gross profit	(214)	721	(141)	957

Operating expenses	2,704	1,319	3,616	2,897

Loss from operations	(2,918)	(598)	(3,757)	(1,940)

Total non-operating (expense)income, net	(110)	101	(106)	232

Loss before provision for income taxes	(3,028)	(497)	(3,863)	(1,708)

Income tax benefit	—	—	—	—

Loss before discontinued operations	(3,028)	(497)	(3,863)	(1,708)

Loss from discontinued operations	(353)	(689)	(1,400)	(1,446)

Net Loss	$(3,381)	$(1,186)	$(5,263)	$(3,154)

Weighted average common shares outstanding:
Basic and diluted	42,687,324	41,774,082	42,263,499	41,553,254

Basic and diluted earnings per share
Loss from continuing operations	(0.07)	(0.01)	(0.09)	(0.04)
Loss from discontinued operations	(0.01)	(0.02)	(0.03)	(0.04)

Net loss	$(0.08)	$(0.03)	$(0.12)	$(0.08)

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars shown in 000’s except share amounts)
Statement of Stockholders’ Equity
June 29, 2008

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 31, 2007	41,774,082	$4	$78,617	$(73,001)	$5,620

Net Loss				(5,263)	(5,263)
Stock Issuances	913,242	—	200		200
Share price guarantee settlement			(90)		(90)
Option Issuances			32		32

Balance as of June 29, 2008	42,687,324	$4	$78,759	$(78,264)	$499

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000’s)

	June 29,	June 30,
	2008	2007

Net loss from continuing operations	$(3,863)	$(1,708)
Adjustments to reconcile net loss from continuing operations to net
Cash used in operating activities
Stock option issuances	32	10
Depreciation/Amortization	124	515
Writedown of investments to fair value	169	—
Loss on disposal of equipment	(12)	—
Decrease (increase) in balance sheet items
Receivables	225	1,348
Prepaid Expenses	1,280	(14)
Accounts Payable	275	(116)
Accrued Expenses	152	(607)
Deferred Revenue	—	4
Other balance sheet changes	1	230

Net cash used in continuing operations	(1,617)	(338)

Cash flows from investing activities
Cash settlement of share price guarantee	(90)	—
Cash invested in potential acquisition	(521)
Purchase of property and equipment	(5)	(62)
Proceeds from the sale of equipment	17	40

Net cash used in investing activities	(599)	(22)

Cash flows from financing activities
Cash borrowings	1,235	—

Net cash provided by financing activities	1,235	0

Cash flows provided by discontinued operations
Operating	416	(226)
Investing	—	(71)
Financing	—	(33)
Net decrease in cash and cash equivalents	(565)	(690)
Cash and cash equivalents at beginning of period	577	4,185

Cash and cash equivalents at end of period	$12	$3,495

Supplemental non-cash investing and financing activities.
The Company issued 913,242 and 501,882 shares of stock for the CEECO purchase earn-out during March 2008 and March 2007, respectively. This stock was valued at $200,000 for both issuances.
See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and six month periods ended June 29, 2008 and June 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented. The Company consistently applied the accounting policies described in the Company’s 2007 Annual Report on form 10-K in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
The results of operations for the three and six month periods ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.
2. RECEIVABLES
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	June	December
	29, 2008	30, 2007
Accounts Receivable
Billed AR	$720	$712
Unbilled AR	94	335
Holdbacks	48	48
Bad Debt Reserve	(10)	(10)
Other	8	—

Total AR	$860	$1,085

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.
3. PREPAID EXPENSES
Prepaid expenses at December 30, 2007 were mainly comprised of costs associated with the proposed Amata, Inc. acquisition. These amounts included prepaid costs for third party service providers and the funds advanced to Amata in accordance with the transaction purchase. The aggregate balance at December 30, 2007 was $559. During the second quarter of 2008, the company wrote-off the accrued third party acquisition costs related to the proposed Amata acquisition in the amount of $421, as it is no longer probable that the acquisition will be consummated.
Additionally, during the second quarter of 2008, the company fully reserved for the $897 in loans made to Amata, since September 2007.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
4. PROPERTY AND EQUIPMENT

	June	December
	29, 2008	30, 2006
Property & Equipment
Buildings & Improvements	3	754
Furniture & Fixtures	—	270
Office Equipment	297	294
Vehicles	29	77

Total	$329	$1,395

Accumulated Depreciation	(241)	(481)

Property & Equipment, net	$88	$914

The decreases in buildings and improvements and furniture and fixtures are due to the company’s exiting of the office space lease in Fairfax, Virginia.
5. BORROWINGS
Darryl Horne Notes
During the first half of 2008, the Company entered into loan transactions with Darryl K. Horne, the Company’s President and Chief Executive Officer, under which the Company could borrow up to $525 at 8%. As of June 29, 2008, the Company has borrowed the full $525. The interest is payable quarterly beginning in July 1, 2008 with principal payable upon demand. The note is unsecured and is not convertible into any Company securities.
On April 10, 2008, the Company entered into a binding term sheet with Darryl K. Horne, the Company’s President and Chief Executive Officer, of a working capital loan to the Company. The terms of the loan provide that the Company is able to borrow $500 at 8% interest, with such interest payable quarterly beginning in October, 2008. Principal under the loan is payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company’s Ft Walton Beach, Florida commercial property formerly utilized for SSSI’s operations (the “SSSI Property”). The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance. Mr. Horne’s loan is secured by a second deed of trust on the SSSI Property, which will be junior in priority and subordinate to a first deed of trust securing the Company’s obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent. The loan is not convertible into any Company securities. The terms of the loan were approved by the Company’s Board of Directors, including each disinterested director. The loan documentation contains customary terms and conditions for financing of this type, and the Company closed on this loan in July 2008. The full $500 under this note has been drawn down at June 29, 2008.
Evan Auld-Susott Mortgage Note
On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP for the provision to the Company of a revolving line of credit. Evan Auld-Susott is the Company’s Director of Acquisitions and a member of the Company’s Board of Directors. Under the line of credit, the Company is able to borrow $1,000 at 12.5% interest upon the Company’s certification to the lenders that the Company has fully exhausted all funds available to the Company pursuant to the $500 working capital loan from Darryl K. Horne, described above. Interest on the line of credit will be payable quarterly beginning in October, 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the SSSI Property. The maturity date of the line of credit may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2.5 and (ii) one-half percent of the outstanding principal balance. The lender has a first deed of trust on the SSSI Property, which is senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to this working capital loan described above. The loan is not convertible into any Company securities. The terms of the line of credit were approved by the Company’s Board of Directors, including each disinterested director. The Company settled on this line in July 2008. As of June 29, 2008, $210 has been advanced under the line.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
John Krobath Note
On June 12, 2008, the Company entered into a short-term borrowing arrangement with John Krobath, the Company’s Chief Financial Officer, under which the Company borrowed $70 at 8% interest. The loan and related interest were repaid on June 17, 2008.
6. STOCK TRANSACTIONS
On March 24, 2008, the Company issued 913,242 unregistered shares of common stock to Louis and Marilyn Rogers in accordance with the Coast Engine and Equipment Co. acquisition agreement. This agreement contained an earn-out provision of up to $200 worth of Company stock at a 10 day average price centered on the three year anniversary of the acquisition or $0.219 per share. The agreement also includes a share price guarantee based on the 10 day average share price centered on February 28, 2009. At June 29, 2008, the Company’s closing stock price was $0.103 per share. As such, if this were the average stock price as defined above, the Company would be obligated to pay to the Rogers’ $106 of additional funds.
On March 24, 2008, the Company paid the Rogers’ $90 related to the earn-out shares issued in March 2007. The amount was calculated based upon the difference in share price as originally issued, $0.3985, and the currently issued price of $0.219 multiplied by the shares issued to the Rogers’ in 2007 of 501,882. This entry reduced the additional paid in capital originally recorded with the original share issuance.
7. STOCK-BASED COMPENSATION
The Company has a stock option plan available to compensate employees and directors as deemed appropriate by senior management. During the first six months of 2008, the Company granted 100,000 new stock options to John Krobath the new Chief Financial Officer.
The table below summarizes our stock option activity during the six months ended June 29, 2008.

	Number of shares	Option Price
Options Outstanding 12/30/2007	1,912,514
Granted	100,000.00	0.20
Exercised	—
Cancelled	(1,407,514)	0.40 - 1.65

Options Outstanding 6/29/2008	605,000

The following table summarizes information about the Company’s outstanding stock options at June 29, 2008.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.20	100,000	30,000	5.0
0.35	180,000	—	4.1
0.37	50,000	—	4.0
0.40	50,000	36,000	4.1
0.50	75,000	65,000	8.0
0.80	150,000	100,000	1.0

	605,000	231,000

Total options available to issue			30,000,000
Total options outstanding or exercised			20,726,200

Total options Remaining			9,273,800

8. DISCONTINUED OPERATIONS
The assets included in the non-current discontinued operations primarily consist of the properties and buildings associated with our Ft. Walton Beach operations of approximately $3,700. Included in the non-current discontinued operations liabilities is the mortgage against those properties of approximately $1,800. Based on our current valuation of the properties, we do not anticipate any impairment.
9. COMMITMENTS AND CONTINGENCIES
Legal Matters
Our outstanding legal proceedings are described in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2007. There have been no material developments regarding any of our outstanding legal proceedings during the first half of 2008 and through the filing date of this report except as noted below.
Garrison Lawsuit
On January 22, 2008, the parties entered in a Settlement Agreement whereby Donald Garrison and Michael Hatfield agreed to pay to SSSI the sum total of $195 in two installments. Both installments were received during the first quarter of 2008.
10. SUBSEQUENT EVENTS
Financing
As of the filing of this report, the company has fully drawn down on all previously disclosed financing as of July 27, 2008, including the $790 that remained available under the Auld-Susott financing at June 29, 2008.
On August 6, 2008, the Company entered into a receivables financing agreement with Darryl K. Horne, the company’s Chief Executive Officer. Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790 at an interest rate of 8.5%. The Company took a first draw of $60 under the agreement on the same day.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
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
DESCRIPTION OF THE COMPANY
The Company provides a variety services through its wholly-owned subsidiary Horne Engineering. The Company, with the closing of Spectrum Sciences and Software, Inc. (“SSSI”) and Coast Engine and Equipment Co. (“CEECO”), only has one reportable operating segment, Services. The Company made the decision to close those two subsidiaries based on their operational performance, negative operating forecasts, lack of backlog, and to more fully focus on the operations of Horne Engineering. SSSI completed operations in June 2008. CEECO completed operations in February 2008.
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

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in the 2007 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. There have been no significant changes in the Company’s critical accounting policies or estimates during the first six months of 2008.
COMPARISON OF THREE MONTHS ENDED JUNE 29, 2008 AND JUNE 30, 2007
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
Consolidated Overview

	Three months ended June,
	2008		2007
Total revenue	$1,005	100.0%	$8,767	100.0%
Gross (Loss)Profit	(214)	-21.3%	721	8.2%
Operating loss	(2,919)	-290.4%	(599)	-6.8%
Revenue for the quarter ended June 29, 2008 decreased on a year-over-year basis by $7,762, as compared to the quarter ended June 30, 2007, primarily due to the equipment procurement sale of $6,985 that occurred in the 2007 period, lower revenue from our environmental contracts of $665, and lower software related revenue of $90. Gross margin dollars decreased from the 2007 period due to overall lower sales that were not able to offset our fixed operating costs and reduced margins in our real estate work. Gross margin as a percentage of sales decreased from the 2007 period due to increased losses on our real estate work, the decrease in higher margin software related revenue and lower margins in our environmental contracts. Our operating loss increased in the first quarter of 2008 due primarily to the write-off of the Amata acquisition costs and related loans ($1,318), lower gross margins, and the expensing of the early lease termination costs, partially offset by reduced staffing, reduced intangible amortization, lower Board of Director fees, and reduced option expense.
Revenue for the third quarter of 2008 is expected to be consistent with the second quarter of 2008 with our gross profit margin to increase slightly. We expect our operating loss to decrease significantly due to the absence of the Amata related expenses and lease termination costs.
Services Segment

	Three months ended June,
	2008		2007
Services
Total revenue	$1,005	100.0%	$8,767	100.0%
Gross (Loss)Profit	(214)	-21.3%	721	8.2%
Operating (Loss)gain	$(365)	-36.3%	$473	5.4%
Revenue for the quarter ended June 29, 2008 decreased by $7,762, as compared to the quarter ended June 30, 2007, primarily due to the equipment procurement sale of $6,985 that occurred in the 2007 period, lower revenue from our environmental contracts of $665, and lower software related revenue of $90. Gross margin dollars decreased from the 2007 period due to overall lower sales that were not able to offset our fixed operating costs and reduced margins in our real estate work. Gross margin as a percentage of sales decreased from 2007 due to increased losses on our real estate work, the decrease in higher margin software related revenue and lower margins in our environmental contracts. Operating profit decreased primarily due to lower gross profit, partially offset by staffing reductions and related personnel costs.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Corporate Expenses

	Three months ended June,
	2008	2007
Operating loss	$(2,554)	$(1,072)
Corporate expenses increased for the quarter ended June 29, 2008, as compared to the quarter ended June 30, 2007, primarily due to the Amata related write-offs of $1,318 and the costs associated with our early termination of the office lease in Fairfax of $400. These costs offset reductions from headcount decreases between the periods, specifically in finance and business development, the elimination of intangible amortization expense, and decreased expenses associated with our Board of Director and Advisory Board fees. We anticipate that corporate expenses will decrease in the third quarter of 2008 as the Amata and lease termination costs will not repeat. The corporate expense numbers shown above were reduced by $125 and $375, during the 2008 and 2007 periods, respectively, by expenses that were allocated to our discontinued operations.
Other Income
The loss in other income is due to a write-down of the carrying value of the investment in the Weskem joint venture. The write-down of approximately $170 was due to the diminished business base of the entity and was calculated based on the estimated cash flows to be received from the entity.
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
COMPARISON OF SIX MONTHS ENDED JUNE 29, 2008 AND JUNE 30, 2007
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
SIX MONTHS ENDED JUNE 29, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007
Consolidated Overview

	Six months ended June,
	2008		2007
Total revenue	$2,222	100.0%	$10,732	100.0%
Gross Profit	(141)	-6.3%	957	8.9%
Operating loss	(3,757)	-169.1%	(1,940)	-18.1%
Revenue for the six months ended June 29, 2008 decreased on a year-over-year basis by 80%, compared to the six months ended June 30, 2007. The main driver of the revenue decrease was the $6,985 of procurement revenue in 2007 that was not repeated in 2008, the reduction of our environmental related revenue in 2008 of $700, and a decrease in software related revenue of $200 in 2008. Gross margin as a percentage of sales decreased from 2007 due to increased losses on our real estate contract, the absence of higher margin software revenue, and the reduction in the margins on our environmental work.
The overall operating loss increased from 2007 primarily due to the costs associated with the Amata transaction ($1,318) and the lease termination costs resulting from the early termination of our Fairfax, Virginia office lease ($400). The operating loss was reduced by $500 and $765 in 2008 and 2007, respectively, due to the home office allocation that was made to discontinued operations.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Services Segment

	Six months ended June,
	2008		2007
Services
Total revenue	$2,222	100.0%	$10,732	100.0%
Gross Profit	(141)	-6.3%	957	8.9%
Operating gain	$398	17.9%	$368	3.4%
Revenue for the six months ended June 29, 2008 decreased by 80%, compared with the six months ended June 30, 2007. The main driver of the revenue decrease was the $6,985 of procurement revenue in 2007 that was not repeated in 2008, the reduction of our environmental related revenue in 2008 of $700, and a decrease in software related revenue of $200. Gross margin as a percentage of sales decreased from 2007 due to increased losses on our real estate work, the absence of higher margin software revenue, and the reduction in the margins on our environmental work.
Operating profit was flat between the periods as reductions in overhead expenses and staffing were offset by reduced gross profits.
Corporate Expenses

	Six months ended June,
	2008	2007
Operating loss	$(4,155)	$(2,308)
Corporate expenses increased for the six months ended June 29, 2008, compared with the six months ended June 30, 2007, due to the Amata related write-offs of $1,318, the lease termination costs of $400 and a reduction in the home office allocation of $390, partially offset by decreased intangible amortization of $360.
Other Income
Other income for the first six months of 2008 is comprised of proceeds from the Weskem joint venture net of the valuation reduction and interest. The significant decrease from the comparable period in 2007 is due to a negative change in our Weskem investment of $250 that is comprised of the $172 carrying value write-down and less cash dividends received from Weskem.
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $12 at June 29, 2008. Our cash position has declined during the quarter due primarily to operating losses. The largest contributors to the cash position were the discontinued operations that provided approximately $400 for the period primarily through the collection of receivables, the new debt financing of $965, offset by the operating losses of $2,918.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
At the end of the second quarter, the Company currently had commitments from affiliates to provide up to $790 in additional debt financing. As detailed in Footnote 10 — Subsequent Events, the Company entered into additional financing to support operations after utilizing the $790 that was available at June 29, 2008. We believe that the additional financing is sufficient to fund operations and any working capital requirements the Company may have during the remainder of 2008. The Company also has an agreement with an affiliate of the Company to provide equity and debt financing to fund the potential acquisition of Amata, Inc., should the acquisition occur. Full details of such financing is included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.
The Company is pursuing additional funding sources in the event that funds from operations and the affiliate financing referenced above are not sufficient to provide for our operations beyond 2008. These funding sources will primarily be in the form of credit lines. Given our past financial performance, the costs and fees associated with funding sources may be more expensive than the Company has historically paid. The Company can not determine if the funds available from operations will be sufficient for any acquisitions or facility expansions that may be undertaken during the year. Should the Company make any acquisitions or expansions, other sources of financing may be required.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rates.
Interest Rate Risk
At June 29, 2008, the Company had $1,250 outstanding under fixed rate credit facilities. The Company does have an adjustable rate mortgage on one of its Ft. Walton Beach properties that is subject to floors and ceilings as stipulated in the note. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
As of June 29, 2008, cash and cash equivalents were approximately $12. The Company only had investments in money market interest bearing accounts. Accordingly, we believe that a 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on future earnings or cash flows.
Foreign Exchange Risk
Effective with the sale of M&M Engineering, Ltd., our Canadian subsidiary in June 2006, the Company was no longer exposed to foreign currency risks.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 29, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 29, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting other than our change in Chief Financial Officer which resulted in the elimination of our Controller position within the Company. We do not believe that this change will have an impact over our control environment.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Our outstanding legal proceedings are described in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2007. There have been no material developments regarding any of our outstanding legal proceedings during the first half of 2008 and through the filing date of this report except as noted below.
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
10.16 Commercial mortgage note, dated as of June 13, 2008, for $500,000 by and between Horne International, Inc. and Darryl K. Horne.
10.17 Commercial mortgage note, dated as of June 13, 2008, for $1,000,000, by and among Horne International, Inc., and Evan Auld-Susott, as agent for the Susott Family Limited Partnership.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2008.

HORNE INTERNATIONAL, INC.
By:	/s/ Darryl K. Horne
Darryl K. Horne
President and Chief Executive Officer

By:	/s/ John E, Krobath
John E. Krobath
Chief Financial Officer