Form 10-Q
period 2008-09-28
Horne International, Inc.
filed 2008-11-06
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50373
Horne International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0182158

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3975 University Drive, Suite 100,
Fairfax, Virginia	22030

(Address of principal executive offices)	(Zip Code)
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
Yes ☐      No ☑
As of November 5, 2008 there were 42,687,324 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	September	December
	28, 2008	30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$57	$577
Receivables, net	834	1,085
Prepaid expenses & Other current assets	48	832
Current assets of Discontinued Operations	84	1,832

Total current assets	1,023	4,326

Property and equipment, net	161	914
Investments in joint ventures	132	311
Other assets	59	158
Other assets of discontinued operations	3,972	4,623

TOTAL ASSETS	$5,347	$10,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311	$247
Accrued expenses	721	1,729
Deferred revenues	87	86
Current portion of long-term debt	2,320	—
Current liabilities of discontinued operations	238	682

Total current liabilities	3,677	2,744
Long-term liabilities:
Non-current liabilities of discontinued operations	1,840	1,969

TOTAL LIABILITIES	5,517	4,713

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 42,687,324 and 41,774,082 issued and outstanding	4	4
Additional paid-in capital	78,770	78,616
Accumulated deficit	(78,944)	(73,001)

Total stockholders’ equity	(170)	5,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,347	$10,332

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share and per share amounts)

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Revenues	$1,093	$1,419	$3,315	$12,151

Cost of revenues	1,006	1,205	3,369	10,980

Gross profit(loss)	87	214	(54)	1,171

Operating expenses	676	1,701	4,291	4,598

Loss from operations	(589)	(1,487)	(4,345)	(3,427)

Total non-operating (loss)income, net	(53)	449	(158)	681

Loss before provision for income taxes	(642)	(1,038)	(4,503)	(2,746)

Income tax expense	(1)	—	(1)	(2)

Loss before discontinued operations	(643)	(1,038)	(4,504)	(2,748)

Loss from discontinued operations	(38)	(1,045)	(1,439)	(2,489)

Net Loss	$(681)	$(2,083)	$(5,943)	$(5,237)

Weighted average common shares outstanding:
Basic and diluted	42,687,324	41,774,082	42,406,326	41,617,836

Basic and diluted earnings per share
Loss from continuing operations	(0.02)	(0.02)	(0.11)	(0.07)
Loss from discontinued operations	(0.00)	(0.03)	(0.03)	(0.06)
Net loss	$(0.02)	$(0.05)	(0.14)$	(0.13)

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars shown in 000’s except share amounts)
Statement of Stockholders’ Equity
September 28, 2008

	Common Stock		Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 31, 2007	41,774,082	$4	$78,617	$(73,001)	$5,620

Net Loss				$(5,943)	$(5,943)
Stock Issuances	913,242	$—	$200		$200
Share price guarantee settlement			$(90)		$(90)
Stock option charges			$43		$43

Balance as of September 28, 2008	42,687,324	$4	$78,770	$(78,944)	$(170)

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000’s)
Statement of Cash Flows

	September 28,	September 30,
	2008	2007
Net loss	$(5,943)	$(5,237)
Adjustments to reconcile net loss to net
Cash used in operating activities
Stock option issuances	43	36
Depreciation/Amortization	143	766
Writedown of investments to fair value	169	—
Gain on disposal of equipment	(3)	(2)
Net loss and operating cash provided by discontinued operations	1,827	510
Decrease (increase) in balance sheet items
Receivables	250	1,434
Prepaid Expenses	1,305	(264)
Accounts Payable	65	(134)
Accrued Expenses	(104)	257
Other balance sheet changes	106	313

Net cash used in continuing operations	(2,142)	(2,321)

Cash flows from investing activities
Sale of M&M	—	830
Cash settlement of share price guarantee	(90)	—
Cash flows used by discontinued operations	—	(93)
Cash invested in potential acquisition	(521)	—
Purchase of property and equipment	(109)	(62)
Proceeds from the sale of equipment	22	35

Net cash (used in)provided by investing activities	(698)	710

Cash flows from financing activities
Cash borrowings	2,320	—
Cash flows used by discontinued operations	—	(69)

Net cash provided by financing activities	2,320	(69)

Net decrease in cash and cash equivalents	(520)	(1,680)
Cash and cash equivalents at beginning of period	577	4,185

Cash and cash equivalents at end of period	$57	$2,505

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

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 28, 2008 and September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented. The Company consistently applied the accounting policies described in the Company’s 2007 Annual Report on Form 10-K in preparing these unaudited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
The results of operations for the three and nine month periods ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.
The Company is currently facing liquidity issues as a result of continuing losses. These losses have depleted the Company’s cash reserves and forced the Company to borrow to fund operations. The ability of the Company to continue as a going concern is in doubt if the Company is unable to operate at a profit in the immediate and succeeding quarters.
2. RECEIVABLES
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	September	December
	28, 2008	30, 2007
Accounts Receivable
Billed AR	$524	$712
Unbilled AR	222	335
Holdbacks	48	48
Other	50	—
Bad Debt Reserve	(10)	(10)

Total AR	$834	$1,085

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
3. PREPAID EXPENSES
Prepaid expenses at December 30, 2007 were mainly comprised of costs associated with the proposed Amata, Inc. acquisition. These amounts include prepaid costs for third party service providers and the funds advanced to Amata in accordance with the transaction purchase. The aggregate balance at December 30, 2007 was $559. During the second quarter of 2008, the Company wrote-off the accrued third party acquisition costs related to the proposed Amata acquisition in the amount of $421, as it is no longer probable that the acquisition will be consummated. In the third quarter, the Company terminated its stock purchase agreement with Amata.
Additionally, during the second quarter of 2008, the Company fully reserved for the $897 in loans made to Amata since September 2007.
4. PROPERTY AND EQUIPMENT

	September	December
	28, 2008	30, 2007
Property & Equipment
Buildings & Improvements	$8	$754
Furniture & Fixtures	11	270
Office Equipment	236	294
Vehicles	38	77

Total	$293	$1,395

Accumulated Depreciation	(132)	(481)

Property & Equipment, net	$161	$914

The decreases in buildings and improvements and furniture and fixtures are due to the Company’s exiting of its office space lease in Fairfax, Virginia.
5. BORROWINGS
Darryl Horne Notes
During 2008, the Company entered into 3 separate loan transactions with Darryl K. Horne, the Company’s President and Chief Executive Officer. The first loan permitted the Company to borrow up to $525 at 8%. As of September 28, 2008, the Company has borrowed the full $525. The interest is payable quarterly beginning in July 1, 2008 with principal payable upon demand. The note is unsecured and is not convertible into any Company securities.
In July 2008, the Company entered into a second loan transaction with Mr. Horne, for a working capital loan to the Company. The terms of the loan provide that the Company is able to borrow $500 at 8% interest, with such interest payable quarterly beginning in October 2008. The Company has borrowed $500 under this agreement as of September 28, 2008. Principal under the loan is payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company’s Ft Walton Beach, Florida commercial property formerly utilized for SSSI’s operations (the “SSSI Property”). The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance. Mr. Horne’s loan is secured by a second deed of trust on the SSSI Property, which will be junior in priority and subordinate to a first deed of trust securing the Company’s obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent. The loan is not convertible into any Company securities. The terms of the loan were approved by the Company’s Board of Directors, including each disinterested director. The loan documentation contains customary terms and conditions for financing of this type.
On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne. Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790 at an interest rate of 8.5%. The Company has taken draws of $295 as of September 28, 2008. The loan is not convertible into any Company securities.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Evan Auld-Susott Mortgage Note
On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP for the provision to the Company of a revolving line of credit. Evan Auld-Susott is the Company’s Director of Acquisitions and a member of the Company’s Board of Directors. Under the line of credit, the Company is able to borrow $1,000 at 12.5% interest upon the Company’s certification to the lenders that the Company has fully exhausted all funds available to the Company pursuant to the $500 working capital loan from Darryl K. Horne, described above. Interest on the line of credit will be payable quarterly beginning in October 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the SSSI Property. The maturity date of the line of credit may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2.5 and (ii) one-half percent of the outstanding principal balance. The lender has a first deed of trust on the SSSI Property, which is senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to this working capital loan described above. The loan is not convertible into any Company securities. The terms of the line of credit were approved by the Company’s Board of Directors, including each disinterested director. The Company settled on this line in July 2008. As of September 28, 2008, the entire $1,000 has been advanced under the line.
John Krobath Note
On June 12, 2008, the Company entered into a short-term borrowing arrangement with John Krobath, the Company’s Chief Financial Officer, under which the Company borrowed $70 at 8% interest. The loan and related interest were repaid on June 17, 2008.
6. STOCK TRANSACTIONS
On March 24, 2008, the Company issued 913,242 unregistered shares of common stock to Louis and Marilyn Rogers in accordance with the Coast Engine and Equipment Co. acquisition agreement. This agreement contained an earn-out provision of up to $200 worth of Company stock at a 10 day average price centered on the three year anniversary of the acquisition or $0.219 per share. The agreement also includes a share price guarantee based on the 10 day average share price centered on February 28, 2009. At September 28, 2008, the Company’s closing stock price was $0.06 per share. As such, if this were the average stock price as defined above, the Company would be obligated to pay to the Rogers’ $145 of additional funds.
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
7. STOCK-BASED COMPENSATION
The Company has a stock option plan available to compensate employees and directors as deemed appropriate by senior management. During the first nine months of 2008, the Company granted 100,000 new stock options to John Krobath, the new Chief Financial Officer.
The table below summarizes our stock option activity during the nine months ended September 28, 2008.

	Number of shares	Option Price
Options Outstanding 12/30/2007	1,912,514
Granted	100,000	0.2
Exercised	—
Cancelled	(1,537,514)	0.40 - 1.65

Options Outstanding 9/28/2008	475,000

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
     The following table summarizes information about the Company’s outstanding stock options at September 28, 2008.
Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.20	100,000	30,000	5.0
0.35	90,000	30,000	4.1
0.37	50,000	16,000	4.0
0.40	40,000	36,000	4.1
0.50	75,000	70,000	8.0
0.80	120,000	100,000	1.0

	475,000	282,000

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
9. COMMITMENTS AND CONTINGENCIES
Legal Matters
Our outstanding legal proceedings are described in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2007. There have been no material developments regarding any of our outstanding legal proceedings during the first three quarters of 2008 and through the filing date of this report except as noted below.
Garrison Lawsuit
On January 22, 2008, the parties entered in a Settlement Agreement whereby Donald Garrison and Michael Hatfield agree to pay to SSSI the sum total of $195 in two installments. Both installments were received during the first quarter of 2008.
10. SUBSEQUENT EVENTS
Financing
As of the filing of this report on Form 10-Q, the Company has received an additional $113 in loan advances on the Darryl K. Horne receivable line of credit.
On October 1, 2008, the Company entered into a loan agreement with John Krobath, Chief Financial Officer, for $43,000 secured against the Company’s assets in Ft. Walton Beach, Florida. This is a demand note with interest at 8.5% and a loan fee of $1,000.
Real Estate Services Contract
In October 2008, the Company terminated its real estate services contract under which it performed as a subcontractor. Under the termination agreement, the Company will receive 100% of certain identified contracts in addition to 100% of all revenue streams through January 2009 and 65% of revenue streams received from February 2009 — June 2009. The Company has no further operational responsibilities under this contract and all personnel servicing the contract have been terminated. The Company does have immaterial benefit obligations to the former employees through December 2008.
Robert Suthard Termination
Effective October 31, 2008, the Company terminated the employment agreement of Robert Suthard, the Chief Operating Officer or Horne Engineering Services. The parties negotiated a severance of three months.

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
DESCRIPTION OF THE COMPANY
The Company provides a variety services through its wholly-owned subsidiary Horne Engineering Services. The Company, with the closing of Spectrum Sciences and Software Inc. (“SSSI”) and Coast Engine and Equipment Co. (“CEECO”), only has one reportable operating segment, Services. The Company made the decision to close those two subsidiaries based on their operational performance, negative operating forecasts, lack of backlog, and to more fully focus on the operations of Horne Engineering. SSSI completed operations in June 2008. CEECO completed operations in February 2008.
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
Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in the 2007 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. There have been no significant changes in the Company’s critical accounting policies or estimates during the first nine months of 2008.
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
Consolidated Overview

	Three months ended September,
	2008		2007
Total revenue	$1,093	100.0%	$1,419	100.0%
Gross Profit	87	8.0%	214	15.1%
Operating loss	(589)	-53.9%	(1,487)	-104.8%
Revenue for the quarter ended September 28, 2008 decreased on a year-over-year basis by $326, as compared to the quarter ended September 30, 2007, primarily due to lower revenue from our real estate services contract, software and chemical-demilitarization work offset by an increase in our environmental services revenue. Gross margin dollars decreased from the 2007 period due to operating at a loss in our fixed cost real estate work. Gross margin as a percentage of sales decreased from the 2007 period due to losses on our real estate work and the decrease in higher margin software related revenue. Our operating loss decreased in the third quarter of 2008 primarily due to corporate expenses declining by $1,035. The decline in corporate expenses is due to the absence of intangible amortization, headcount reductions, and severance pay reductions of $220 between the periods.
Revenue for the fourth quarter of 2008 is expected to increase by 75% as compared with the third quarter of 2008 with our gross profit margin to increase significantly. We expect to operate at a net profit for the quarter. The forecast for the fourth quarter includes a large one-time revenue boost from our real estate services work of approximately $750. As described in Note 10 to our consolidated financial statements included herein, our real estate contract has been terminated, but the Company is entitled to revenue streams from the contract through June 2009. The majority of this amount should flow through to net income.
Services Segment

	Three months ended September,
	2008		2007
Services
Operating income(loss)	$15	1.4%	$(178)	-12.5%
The Services segment had operating income for the third quarter of 2008 as compared with a loss for the same quarter in 2007, primarily due to headcount reductions, lower insurance premiums, and lower office space costs. The impact of these cost reductions were significant as operating expenses declined by over $300 between these two quarters.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Corporate Expenses

	Three months ended September,
	2008	2007
Operating loss	$(603)	$(1,639)
Corporate expenses decreased for the quarter ended September 28, 2008 as compared to the quarter ended September 30, 2007 primarily due to headcount reductions, absence of intangible amortization, and reduced space costs. We anticipate that corporate expenses will further decrease in the fourth quarter of 2008 as the full impact of our space reductions will be reflected and as we continue to cut costs.
Other Income
The loss in other income is due to interest expense on the corporate debt. The gain in the third quarter of 2007 was due to the Plum Island settlement and our Weskem joint venture income.
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
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
NINE MONTHS ENDED SEPTEMBER 28, 2008 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2007
Consolidated Overview

	Nine months ended September,
	2008		2007
Total revenue	$3,315	100.0%	$12,151	100.0%
Gross Profit	(54)	-1.6%	1,171	9.6%
Operating loss	(4,345)	-131.1%	(3,427)	-28.2%
Revenue for the nine months ended September 28, 2008 decreased on a year-over-year basis by 73%, compared with the nine months ended September 30, 2007. The main driver of the revenue decrease was the $6,985 of procurement revenue in 2007 that was not repeated in 2008, a reduction in our environmental related revenue of $500, and a decrease in software related revenue of $270 in 2008. Gross margin as a percentage of sales decreased from 2007 due to increased losses on our real estate services contract, the absence of higher margin software revenue, and the reduction in the margins on our environmental work.
The overall operating loss increased from 2007 primarily due to the costs associated with the Amata transaction ($1,318) and the lease termination costs resulting from the early termination of our Fairfax, Virginia office lease ($400) partially offset by the lack of amortization cost in 2008. The operating loss was reduced by $500 and $765 in 2008 and 2007, respectively, due to the home office allocation that was made to discontinued operations.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Services Segment

	Nine months ended September,
	2008		2007
Services
Operating (loss)income	$(631)	-19.0%	$189	1.6%
Operating profit decreased for the Services segment during 2008 primarily due to lower gross profit offset by lower operating costs predominantly in labor.
Corporate Expenses

	Nine months ended September,
	2008	2007
Operating loss	$(3,858)	$(4,711)
Corporate expenses decreased for the nine months ended September 28, 2008, compared with the nine months ended September 30, 2007, due to the Amata related write-offs of $1,318, the lease termination costs of $400 and a reduction in the home office allocation of $390, partially offset by decreased intangible amortization of $540.
Other Income
Other income for the first nine months of 2008 is comprised of proceeds from the Weskem joint venture net of the Weskem valuation reduction and interest expense. The significant decrease from the comparable period in 2007 is due to a negative change in our Weskem investment of $250 that is comprised of the $172 carrying value write-down, less cash dividends received from Weskem, and the $400 Plum Island settlement in 2007.
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $57 at September 28, 2008. Our cash position has declined during 2008 as losses from operations and cash outflows from investing have consumed $3,228 with borrowings of $2,320 helping to fund those outflows. Our discontinued operations have contributed $388 during the year.
At the end of the third quarter, the Company had commitments from affiliates to provide up to $385 in additional debt financing. We believe that this financing in addition to the completion of the leasing contract for approximately $750 is sufficient to fund operations and any working capital requirements the Company may have during the remainder of 2008.
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
As a result of the decrease in the Company’s working capital, limited availability of funds and funding sources, the termination of the Amata transaction and the decrease in scope of the Company’s business and operations, the Board of Directors of the Company has undertaken a review of the strategic alternatives available to maximize the value of the Company and its assets to its stockholders. Simultaneously with this review, the Company has been and will continue to pursue the sale of certain of its real property assets in Fort Walton Beach, Florida associated with the discontinued operations of SSSI. There is no guarantee that the Company will undertake any of the strategic alternatives currently being considered or that it will be able to consummate any of such alternatives. In addition, current real estate market conditions have made the sale of the Fort Walton Beach properties more difficult, and the Company expects these market conditions to continue for the foreseeable future
The Company is currently facing liquidity issues as a result of continuing losses. These losses have depleted the Company’s cash reserves and forced the Company to borrow to fund operations. The ability of the Company to continue as a going concern is in doubt if the Company is unable to operate at a profit in the immediate and succeeding quarters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rates.
Interest Rate Risk
At September 28, 2008, the Company had $2,320 outstanding under fixed rate credit facilities. The Company does have an adjustable rate mortgage on one of its Ft. Walton Beach properties that is subject to floors and ceilings as stipulated in the note. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
As of September 28, 2008, cash and cash equivalents were approximately $57. The Company only had investments in money market interest bearing accounts. Accordingly, we believe that a 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on future earnings or cash flows.
Foreign Exchange Risk
Effective with the sale of M&M Engineering, Ltd., our Canadian subsidiary in June 2006, the Company was no longer exposed to foreign currency risks.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 28, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 28, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting other than our change in Chief Financial Officer which resulted in the elimination of our Controller position within the Company. We do not believe that this change will have an impact over our control environment.

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
In addition, the following risks should be considered:
As a result of the depletion of the Company’s cash and its liquidity issues, there is doubt about its ability to continue as a going concern.
The Company is currently facing liquidity issues as a result of continuing losses. These losses have depleted the Company’s cash reserves and forced the Company to borrow to fund operations. The ability of the Company to continue as a going concern is in doubt if the Company is unable to operate at a profit in the immediate and succeeding quarters.
The Company is exploring strategic alternatives and sales of assets, which may not be successful.
As a result of the decrease in the Company’s working capital, limited availability of funds and funding sources, the termination of the Amata transaction and the decrease in scope of the Company’s business and operations, the Board of Directors of the Company has undertaken a review of the strategic alternatives available to maximize the value of the Company and its assets to its stockholders. Simultaneously with this review, the Company has been and will continue to pursue the sale of certain of its real property assets in Fort Walton Beach, Florida associated with the discontinued operations of SSSI. There is no guarantee that the Company will undertake any of the strategic alternatives currently being considered or that it will be able to consummate any of such alternatives. In addition, current real estate market conditions have made the sale of the Fort Walton Beach properties more difficult, and the Company expects these market conditions to continue for the foreseeable future
ITEM 6. EXHIBITS
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
10.16 Commercial mortgage note, dated as of June 13, 2008, for $500,000 by and between Horne International, Inc. and Darryl K. Horne. (filed herewith)
10.17 Commercial mortgage note, dated as of June 13, 2008, for $1,000,000, by and among Horne International, Inc., and Evan Auld-Susott, as agent for the Susott Family Limited Partnership. (filed herewith)
10.18* Employment Agreement, dated as of October 1, 2008, by and between Horne International, Inc. and John E. Krobath. (filed herewith)
10.19 Receivables financing agreement, dated August 6, 2008 by and between Horne International, Inc and Darryl K. Horne for up to $750,000. (filed herewith)
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002 (filed herewith)
31.2 Certification of Interim Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1 Certification of the Chief Executive Officer and the Interim Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Indicates management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of November, 2008.

HORNE INTERNATIONAL, INC.

By:	/s/ Darryl K. Horne

Darryl K. Horne
President and Chief Executive Officer

By:	/s/ John E. Krobath

John E. Krobath
Chief Financial Officer