Form 10-K
period 2008-12-28
Horne International, Inc.
filed 2009-03-09
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal-year ended: December 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2008, was approximately $4.4 million based on the closing sale price of the registrant’s common stock as reported on the Over the Counter Bulletin Board on that date.
As of March 9, 2009, there were 42,687,324 shares of the registrant’s common stock outstanding.
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
Item 1. Business.
Horne International, Inc. (the “Company” or “We”, “Us”, “Our” or similar terms) is a technology and technical engineering solutions company focused on three primary target markets — security, energy, and the environment. The Company’s service areas encompass program engineering, technology, environment, safety & health, acquisition services, public outreach, and business process engineering.
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
The Company acquired three companies during 2005: M&M Engineering, Ltd. (“M&M”), Coast Engine and Equipment Company, Inc. (“CEECO”), and Horne Engineering Services, LLC (“Horne Engineering”). The Horne Engineering acquisition was a merger that resulted in the management of Horne Engineering assuming managerial control of the Company effective June 2005. M&M was subsequently sold in June 2006.
In the first quarter of 2008, the Company made the strategic decision to close the operations of CEECO and SSSI. The decision to close these business units was based on the lack of sustaining profitable contracts and related forecasts of operations for 2008. The Company completed the closing of CEECO in the first quarter of 2008 and SSSI was closed in the second quarter of 2008.
As a result of the corporate activities detailed above, the nature of the Company’s business has changed significantly, including our reportable segments. Prior to the 2005 acquisitions, the Company had three reportable segments: Management Services, Engineering and Information Technology, and Manufacturing. In 2005, these segments were consolidated into one segment, Security Solutions, and as a result of our 2005 acquisitions, we added Industrial and Offshore, Repair and Overhaul, Procurement Services, and Engineering Services. In the year ended December 31, 2006, we amended our reportable segments to three due to the disposition of our M&M subsidiary (Industrial and Offshore segment) and at the same time, we consolidated the Engineering and Procurement Services into the Services segment. The closing of CEECO and Spectrum in 2008 has left the Company with only one reportable segment, Services.
Prior to the sale of M&M, the Company operated in both the United States and Canada with some contract work being performed at customer sites in the Middle East. The sale of M&M concluded the Company’s Canadian operations.

Business Segments
The Company has only one reportable segment, Services. This segment is predominantly focused in the U.S. defense markets, although it also performs some commercial work. Financial information can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company previously reported the Security Solutions segment that is no longer operating with the closing of SSSI in 2008, and the Repair and Overhaul segment that is no longer operating with the closing of CEECO in 2008.
Services
The Services segment focuses on providing program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, public outreach, information technology services, and technology integration. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, and Transportation. This is a services-based segment that relies on its people to maintain the reputation of the Company, to expand operations, and improve marketability. The Company has been successful in recruiting top-level candidates to staff open client-focused positions. The applicant pool for the required expertise appears to be sufficiently deep to meet our needs. This segment is primarily based out of our Fairfax, Virginia, headquarters and employs approximately 40 people.
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
Discontinued Operations
Discontinued operations include the results of our CEECO and SSSI subsidiaries that were closed in February 2008 and June 2008, respectively.
Backlog
The Company reports two types of backlog: funded and unfunded. These classifications differ significantly in terms of their expected value to the Company and the expected realization of these amounts. The funded backlog, as shown in the table below, includes all contracts that have been awarded and funded by the client, in most cases a government entity. Funded contracts are subject to changes in work scope, delays in project startup, and cancellation by the client. The backlog figures shown below are as of February 20, 2009.

	Funded Backlog (all dollars in thousands)
	2009	2010	2011+

Total Funded Backlog	$2,792	$—	$—

The funded backlog primarily consists of our revenue from our Army environmental contract and our Afghanistan work, combined $2.5 million. The funded backlog does not include any revenue related to indefinite delivery/indefinite quantity contracts, our residual real estate service revenues, and any outstanding proposals or programs under recompete as these amounts have not been funded or in some cases awarded at this time.
The Company previously reported funded backlog of $5,312 at March 30, 2008, for our current operating business.
The amount of unfunded backlog was approximately $62 million at February 20, 2009. Unfunded backlog is comprised of contract awards that, at present, have no funding or confirmed orders on which to rely. An example of this would be GSA schedule awards that are indefinite delivery/indefinite quantity awards. While these contracts have the potential to generate revenue, the amount, timing, and certainty of those revenues are unknown. As such, the amount of revenue recognized under these contracts may be significantly less than the amount of unfunded backlog disclosed above.

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

Available Information
Our headquarters is located at 3975 University Drive, Suite 100, Fairfax, VA 22030. Our website address is www.Horne.com. The information contained on our website is not incorporated by reference into this Annual Report. All reports we filed electronically with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information and amendments to those reports filed electronically (if applicable), are accessible at no cost on our website as soon as reasonably practicable after such reports have been filed or furnished to the SEC. These filings are also accessible on the SEC’s Web site at www.sec.gov. The public may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.
We are subject to several risk factors that could have a direct and material impact on our operations and the market price of our common stock. These risk factors are described below.
Our independent registered public accountants have issued a modified opinion raising substantial doubt about our financial viability.
As a result of our losses and negative cash flows, our independent registered public accounting firm, Grant Thornton LLP, issued a modified opinion which expresses substantial doubt about our ability to continue as a going concern in connection with their audit of our financial statements for the year ended December 28, 2008. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the value of our company in liquidation may be different from the amounts set forth in our financial statements. The question about our ability to continue as a going concern may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, or at all, and may limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.
We have liquidity problems and may need to raise capital on terms unfavorable to our stockholders.
At December 28, 2008, we had a nominal cash balance and a net loss of $6.1 million. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. While we continue to explore growth opportunities for our business, we do not have complete control over the timing and awarding of future contracts because it is subject to economic, political, financial, competitive, regulatory, and other factors affecting the defense and security industries. Additional financing is needed for us to sustain our current operations.
To sustain our operations, we will need additional capital or a significant increase in either our revenue or operating margins to sustain our operations. However, our current financial condition, combined with the modified opinion received from Grant Thornton LLP, makes it more difficult for us to raise capital. There is no assurance that we will be able to obtain the necessary financing to support our existing business on acceptable terms, or at all; and even if we can, we may do so on terms that are not favorable to our stockholders.
We are considering corporate strategic alternatives that may significantly change our company as it stands today.
We are currently reviewing several strategic options that could have a material and significant impact on the structure, operating activities, businesses, and/or assets of our company. The transactions may involve one or more of the following: sale of certain or substantially all of our assets; equity sales or other financing transactions to raise capital; sale of the company as a whole; strategic partnering; or other transactions that would have a material effect on our operations, company structure and our stockholders investment, including, without limitation, on the market for and liquidity of our common stock. There is no guarantee that any transaction will be consummated and the timing of any such transaction is uncertain and subject to numerous variables. Such a transaction may or may not have to be approved by our shareholders. Transactions that do not require stockholder approval may not be in the best interests of some stockholders. If we are unable to consummate such a transaction, in a timely manner or at all, we may be forced to consider other options including liquidation.
Corporate overhead structure combined with a reduced operating base may impact our ability to operate at a profit.
We have made a concerted effort to reduce our overhead costs to a minimal level and to be in-line with our operating base. At the same time, we must maintain certain organizational capabilities to continue. Given our current revenue base, it is uncertain if that revenue base will be sufficient to cover all of our overhead costs.

If we are unable to grow our business, we may continue to incur operating losses that could impact our ability to continue operations. We are actively monitoring our cost structure to ensure that we are prudently incurring expenses while we are actively pursuing growth opportunities for our business.
We depend on revenues from a few significant contracts, and any loss or cancellation of, or any reduction or delay in, any of these contracts could significantly harm our business.
In recent periods, we have derived substantially all of our revenue from a small number of individual contracts that could be terminated by the customer at the customer’s discretion. In 2008, our top three contracts accounted for 86% of our revenue, and 62% of our approximately $2.8 million of funded backlog as February 20, 2009 was concentrated in one contract. If any of our current significant contracts or significant contracts we enter into in the future were terminated or our work under those contracts was decreased, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. There is no assurance that we will be able to diversify our customer base and curtail revenue concentration in the near future, if at all. The markets in which we sell our products are dominated by a relatively small number of governmental agencies and allies of the U.S. government, thereby limiting the number of potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our services in the same volume as in prior years. In addition, many of our contracts with the U.S. government contain provisions that allow the government to terminate or modify the terms of the contract, including solely at the government’s convenience. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may have to make could significantly harm our business.
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
As of December 28, 2008, we have approximately $55 million of net operating loss carry-forward available to offset future taxable income. The United States Internal Revenue Service has certain rules regarding stock ownership changes within a given three year period. While management is able to manage within these guidelines without triggering the limitations that restrict a company’s ability to utilize net operating loss carry-forwards, management may not be able to control or influence outside parties’ activity with regard to our stock. Management may make decisions that knowingly trigger these limitations.
Our quarterly operating results may fluctuate significantly as a result of factors, which could cause the market price of our common stock to decline.
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
Our stock price is likely to be highly volatile because of several factors, including a limited public float.
The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market’s adverse reaction to volatility. Other factors that could cause such volatility may include, among other things:
•	Earnings announcements and announcements regarding our strategic plans or any strategic transaction;

•	Results of litigation in which we are involved; and

•	General market conditions.
Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common stock.
We are authorized to issue up to 20,000,000 shares of preferred stock, $0.0001 par value. As of the filing of this Annual Report, we have not issued any shares of preferred stock; however, in connection with any financing or other strategic transaction, our board of directors may consider issuing preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as our board of directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of our common stock.
Our business commitments require our employees to travel to and operate in potentially dangerous places, which may result in injury to our employees.
Our business involves providing services that require our employees to operate in various countries around the world, including Afghanistan. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. Certain senior-level employees or executives may, on occasion, be part of the teams deployed to provide services in these countries. As a result, it is possible that certain of our employees or executives will suffer injury or bodily harm in the course of these deployments. It is also possible that we will encounter unexpected costs in connection with additional risks inherent with sending our employees to dangerous locations, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control. These problems could cause our actual results to differ materially from those anticipated.

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
Horne Engineering is the only subsidiary subject to incurred cost audits at this time. Horne Engineering is current on the DCAA audit through 2006 and has not had any significant audit findings in any recent DCAA audit.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of March 9, 2009, the Company’s headquarters were located in offices leased by the Company in Fairfax, Virginia totaling approximately 5,000 square feet. The facilities for the Services segment include general office space that is provided by our clients.
The Company also owns two pieces of property in Ft. Walton Beach, Florida that were previously used in operations. These properties are currently being marketed for sale or lease.
Item 3. Legal Proceedings.
Information regarding material legal proceedings involving the Company is included in Note 16 to the Company’s consolidated financial statements under the heading “Legal Matters” in Part II, Item 8 of this report, which is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
No items were submitted for stockholder vote in the fourth quarter of 2008.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Performance of Common Stock, Stockholders of Record, and Dividends on Common Stock. The common stock of the Company is listed on the OTC Bulletin Board electronic quotation system and trades under the symbol “HNIN.” The common stock was first traded on December 5, 2003, under the symbol “SPSC.” The symbol was changed in conjunction with the corporate name change in August 2006 and began trading under the current symbol on September 12, 2006. The following table sets forth the high and low bid prices for our common stock for each quarterly period beginning in 2007 as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2007
First Quarter	$0.60	$0.36
Second Quarter	$0.42	$0.24
Third Quarter	$0.50	$0.32
Fourth Quarter	$0.37	$0.16

2008
First Quarter	$0.28	$0.16
Second Quarter	$0.25	$0.10
Third Quarter	$0.12	$0.03
Fourth Quarter	$0.09	$0.02
There were approximately 80 stockholders of record on February 15, 2009. A significant number of the outstanding shares are beneficially owned by individuals or entities registered in a street name. The Company is unsure of how many beneficial owners of its common stock there are as of February 15, 2009.
The Company has never paid any cash dividends and has no current intention to pay a dividend in the foreseeable future.

2004 Non-Statutory Stock Option Plan
The Company’s 2004 Non-Statutory Stock Option Plan was adopted by the Board of Directors on March 11, 2004, and approved by the shareholders in March 2004. The plan was intended to advance the interests of the Company by inducing individuals, and eligible entities, and by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company, and by providing the participating employees, non-employee directors, consultants, and advisors with an additional incentive to promote the success of the Company. Under this plan, a maximum of 10,000,000 shares of the Company’s common stock, par value $.0001, were authorized for issue. Options issued under this plan would expire one year from the date of issuance.
Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan
The Amended and Restated Number 1 2004, Non-Statutory Stock Option Plan was adopted by the Board of Directors on April 16, 2004. This restated plan took the same form as the 2004 Non-Statutory Stock Option Plan with the exception that the maximum number of options authorized under this plan was increased to 30,000,000.
Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan
The Amended and Restated Number 2 2004, Non-Statutory Stock Option Plan was adopted by the Board of Directors on November 15, 2004. This restated plan took the same form as the earlier plans, except that it amended the expiration date on future stock options issued from one year to three years and likewise extended the expiration date of any options issued pursuant to such prior stock option plans. No additional options were authorized under this amended plan.
The amendments to the Stock Option Plan have not been approved by the shareholders.
Item 6. Selected Financial Data (all dollars in $000’s except per share data).

	2008	2007	2006	2005
Revenue	4,859	13,549	21,183	25,611
Loss from Continuing Operations	(4,107)	(15,767)	(3,005)	(3,314)
Per share of Common Stock-basic & diluted	(0.10)	(0.38)	(0.07)	(0.08)
Net Loss	(6,113)	(19,142)	(8,595)	(3,986)
Per share of Common Stock-basic & diluted	(0.14)	(0.46)	(0.20)	(0.09)
Total Assets	5,332	10,332	30,064	49,404
Long-term Debt	1,812	1,969	1,994	2,813
Shareholder Equity	(338)	5,620	24,517	35,097
The financial information above is reflective of the operations since 2005. The income statement data only reflects the operations of Horne Engineering Services and Horne International, Inc. The operations of Spectrum Sciences and Software, Inc and Coast Engine and Equipment Company have been removed from the operating results and are now included in discontinued operations along with M&M Engineering that was sold in June 2006. The balance sheet data includes discontinued operations data. As the Company did not have reportable operations prior to the acquisition of Horne Engineering in May 2005, prior years do not provide meaningful trend data and are not being included in this chart.

Quarterly Financial Data
2008

	Q1	Q2	Q3	Q4
Revenue	1,216	1,005	1,093	1,545
Gross Profit	72	(214)	88	1,098
Income from continuing operations	(835)	(3,028)	(641)	397
Loss from discontinued operations	(1,047)	(353)	(38)	(568)
Basic & diluted earnings per share	(0.04)	(0.08)	(0.02)	(0.00)
2007

	Q1	Q2	Q3	Q4
Revenue	1,965	8,767	1,419	1,398
Gross Profit	236	721	214	61
Income from continuing operations	(1,213)	(536)	(999)	(13,019)
Loss from discontinued operations	(755)	(650)	(1,084)	(886)
Basic & diluted earnings per share	(0.04)	(0.03)	(0.05)	(0.34)
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
The following discussion and certain other sections of this report contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict, and accordingly, the Company’s actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors may affect the Company’s performance. These factors include but are not limited to changes in general economic conditions and competitive market conditions; price pressures; relationships with key customers; and other factors discussed in Part I, Item 1A, “Risk Factors,” and the sections entitled “Executive-Level Overview” and “Critical Accounting Estimates” below. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.
Executive-Level Overview
The Company provides a variety of services through its wholly owned subsidiary — Horne Engineering Services, LLC. The provision of such services is largely dependent on the amount of U.S. government contracting in the areas of homeland security, environmental management, and infrastructure reconstruction. Significant changes to the spending levels in these areas may have a direct impact on the operations of the Company.
The Company made the strategic decision to terminate the operations of SSSI and CEECO in the first quarter of 2008 due to continuing losses and to focus on its core services business.
Basis of Presentation
The fiscal-year for Horne International, Inc. is the 52 or 53 weeks ending on the last Sunday in December. Fiscal 2008 and 2007 were 52-week fiscal-years. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated joint ventures were adjusted to fair market value upon the acquisition of Horne Engineering in 2005. During 2008, the Company changed the accounting method for its investment in the WESKEM joint venture due to the scheduled closing of the joint venture in early 2009. The Company now accounts for this investment under the equity method of accounting.

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
We believe that the following critical accounting estimates, among others, require us to make significant estimates and judgments in the preparation of our financial statements:
Revenue Recognition
The Company’s two principal methods of revenue recognition involve monthly fixed price contracts where revenue is recognized ratably over the contract period and time and materials contracts where revenue is recognized as costs are incurred.
The Company, from time to time, performs equipment and material procurement contracts as a subcontractor. These contracts require the Company to acquire large dollar items for federal governmental entities through prime contractors. The Company has recognized revenue under these contracts on a gross basis when the goods are shipped to the end user. The Company uses the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as the Company is the primary obligor in the transaction and is obligated to pay the supplier for work performed regardless of whether the customer accepts the work. The Company is responsible for the acceptability of the product and has the latitude and negotiability to determine both the suppliers and the price in the transaction. The customer has the right of return. Although the Company does not take title to the goods, the Company conducts all business under these contracts as a stand-alone entity using its own financial, staffing, and facility resources. The Company is compensated for the material purchases at a fixed fee percentage.
Allowance for Bad Debts
We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual and overall basis. The majority of our contracts are with United States government entities and as such we have minimal risk of collectability. The few contracts we have with non-governmental entities we review on a contract-by-contract basis. During 2007, we recorded a $200,000 bad debt reserve on a specific contract in our discontinued operations on a contract that we executed as a subcontractor. We have reached a settlement related to this contract but the receivable remains fully reserved at December 28, 2008, pending payment under the settlement agreement.
Net Operating Loss Carry-Forwards
We have not recognized the benefit in our financial statements with respect to the approximately $55 million net operating loss carry-forwards for federal income tax purposes as of December 28, 2008. This benefit has not been recognized due to it being more likely than not that the net operating loss carry-forwards would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carry-forwards or that the carry-forwards may be limited as a result of changes in our equity ownership. We intend to use these carry-forwards to offset our future taxable income. If we were to use any of this net operating loss carry-forwards to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carry-forwards are subject to limitation as a result of capital transactions, we may be liable for back taxes, interest, and, possibly, penalties.

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
During the Company’s annual review of goodwill and other intangibles in the fourth quarter of 2007, we determined that due to our on-going operating losses and future projected operating losses, all intangible assets, including goodwill, should be written off. This write-off resulted in an $11.994 million charge to net income in the fourth quarter of 2007. See footnote 6 of the audited financial statements in Item 8 for additional information.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal-years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. Due to the limited nature of the Company’s financial assets and liabilities, there was no impact on the financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal-year 2009.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal-year 2009. As of December 28, 2008, we did not have any minority interests. The adoption of SFAS No. 160 will not impact our consolidated financial statements.
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

Overall Results of Operations
The results of operations do not include any activity for the Security Solutions or Repair and Overhaul segments that were terminated during the first half of 2008.

	For the Year ended December,
	(all dollars in 000’s)
	2008		2007

Revenues	4,859	100.0%	13,549	100.0%
Cost of Revenue	3,815	78.5%	12,317	90.9%
Gross Profit	1,044	21.5%	1,232	9.1%
Operating Loss	(3,886)	-80.0%	(16,523)	-121.9%
Revenue declined in 2008 by $8.7 million, as compared with 2007, primarily due to the revenue decrease related to $6,985 of procurement revenue in 2007 that was not repeated in 2008, a reduction in our environmental related revenue of $500, and a decrease in software related revenue of $270. Total gross margin dollars decreased from 2007 but gross margin as a percentage of sales improved significantly in 2008 primarily due to the termination of our real estate services contract. This contract had a negative gross margin during 2007 but turned a 20% gross profit during 2008. This contract will continue to provide positive returns as there are no costs associated with the contract but a residual revenue stream will continue through June 2009.
Our operating loss decreased from 2007 mainly due to the write-off of the intangibles from our Horne Engineering and CEECO acquisitions of approximately $12.0 million that occurred in the fourth quarter of 2007. Cost reductions at the corporate level also helped decrease the operating loss from 2007. Restructuring our staff, right sizing our office space, and reviewing our operating expenses also contributed to the lower operating loss.
Based on our on-going review of strategic alternatives, we are not able to reasonably forecast our 2009 revenue or profitability. The strategic alternatives being considered and their varied impact on our operations severely limits our ability to give a materially accurate financial forecast.
Corporate Expenses

	For the Year ended December,
	(all dollars in 000’s)
	2008	2007
Operating Loss	(4,336)	(17,430)
The decrease in operating expenses is primarily due to the write-off of $12.0 million of intangible assets related to the Horne Engineering and CEECO acquisitions in 2007, combined with decreased personnel and staffing costs due to downsizing in 2008 and the reduction in office space by relocating our headquarters. The on-going office space savings are approximately $100,000 per quarter as compared to our prior space.
Discontinued Operations

	For the Year ended December,
	(all numbers in 000’s)
	2008	2007
Loss from discontinued operations	$(2,006)	$(3,375)
The discontinued operations include only the results of our Spectrum Sciences and Software, Inc. and Coast Engine and Equipment subsidiaries for both years. Included in the 2008 amount is a $455 write-down of the remaining assets to their fair market value.

Backlog by Segment
The Company is reporting two types of backlog: funded and unfunded. These classifications differ significantly in terms of their expected value to the Company and the expected realization of these amounts. Funded backlog, as shown in the table below, includes all contracts that have been awarded and funded by the client, in most cases a government entity. Funded contracts are subject to changes in work scope, delays in project startup, and cancellation by the client. The backlog figures shown below are as of February 20, 2009.

	Funded Backlog (all dollars in thousands)
	2009	2010	2011+

Total Funded Backlog	$3,562	$—	$—

The funded backlog primarily consists of our revenue from our Army environmental contract and our Afghanistan work, combined $2.5 million. The funded backlog does not include any revenue related to indefinite delivery/indefinite quantity contracts, our residual real estate service revenues, and any outstanding proposals or programs under recompete as these amounts have not been funded or in some cases awarded at this time.
The Company previously reported funded backlog of $5,312 at March 30, 2008 for our current operating business.
The amount of unfunded backlog was approximately $62 million at February 20, 2009. Unfunded backlog comprises contract awards that, at present, have no funding or confirmed orders on which to rely. An example of this would be GSA schedule awards that are indefinite delivery/indefinite quantity awards. While these contracts have the potential to generate revenue, the amount, timing, and certainty of those revenues are unknown. As such, the amount of revenue recognized under these contracts may be significantly less than the amount of unfunded backlog disclosed above.
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $22 thousand at December 28, 2008. During 2008, operations consumed approximately $2.5 million of cash predominantly due to losses incurred during the first half of the year. Our prepaid expenses decreased primarily due to the write-off of the Amata, Inc. related loans and acquisition costs. The Company borrowed $2.5 million from related parties during 2008 in order to fund operations. $1.5 million of this related party debt is secured by property in Ft. Walton Beach, Florida.
During 2007, operations consumed $3.8 million of cash primarily due to operating losses in all segments. Our receivables improved during the year as we have been able to reduce our unbilled accounts receivable balances and bring our receivables aging more current.
As a result of our continuing losses and negative cash flows, our independent registered public accounting firm issued a modified opinion in connection with its audit of our financial statements for the year ended December 28, 2008. This opinion expressed substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately generate additional revenue. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements. The question about our ability to continue as a going concern may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, or at all, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.
The Company anticipates that funds from operations will not be sufficient to provide for our 2009 operations and purchases of plant and equipment. While we continue to seek financing alternatives to fund our 2009 operations, there is no assurance that we will be able to obtain financing on terms acceptable to the Company, or at all, and terms of any financing we do undertake may not be favorable to our stockholders.

The Company is actively pursuing two claims against the government totaling approximately $4.0 million that have the potential to provide additional funds to the Company. Please see Note 16 to the financial statements under “Munitions Assembly Conveyer (MAC) Lawsuit” and “B-Stand Claim” for further detail about these claims. Due to the current status of these claims, there is substantial uncertainty regarding the Company’s ability to prevail in and/or settle these claims, the amount, if any, that may be collected pursuant to these claims, and the timing of any final disposition of the claims. In addition, there is no guarantee that funds received from these claims, if any, will be adequate or timely to support 2009 operations.
The Company’s working capital position at December 28, 2008, was a deficit of $2.2 million, compared with a positive $1.6 million at December 30, 2007. The negative working capital is partially a result of the $1.5 million of current debt that is offset by real property value that is included with the long-term other assets of discontinued operations as the note is callable. The decrease in working capital is primarily a result of the continued operating losses.
Contractual Obligations (000’s)
The Company has certain obligations and commitments to make future payments under contracts. At December 28, 2008, the aggregate contractual obligations and commitments are:

	2009	2010	2011	2012	2013	2014+
Operating Leases	$132	$128	$90	$7	$—	$—
Capital Leases	49	50	19	—	—	—
Mortgage Payable	61	66	71	75	81	1,450

Total Commitments	$242	$244	$180	$82	$81	$1,450

The debt service figures shown above reflect the principal amount of our commitments including those commitments in our discontinued operations. The above schedule does not include the $2.5 million in related party financing that is callable but has no set payment dates. See additional disclosure in Note 10 to our consolidated financial statements included in this report.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
At December 28, 2008, the Company had no amounts outstanding under a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
Cash and cash equivalents, as of December 28, 2008, were $22 thousand and are primarily invested in money market interest-bearing accounts. A hypothetical 10% change in the average interest rate on our money market cash investments would have had no material effect on net income for the twelve months ended December 28, 2008.
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

Item 8. Financial Statements and Supplementary Data.
The following documents are filed as part of this Annual Report on Form 10-K:
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Horne International, Inc.
We have audited the accompanying consolidated balance sheets of Horne International, Inc. (a Delaware corporation) and subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horne International, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $6,113,000 during the year ended December 28, 2008, and, as of that date, the Company’s current liabilities exceeded its current assets by $2,256,000 and its total liabilities exceeded its total assets by $338,000. The Company has cash on hand and cash available totaling $22,000 at December 28, 2008 which management does not believe is sufficient to meets its operating needs during the coming year. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ GRANT THORNTON LLP

Baltimore, Maryland
March 4, 2009

HORNE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share amounts)

	December	December
	28, 2008	30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$22	$577
Receivables, net	1,384	1,085
Prepaid expenses & other current assets	98	832
Current assets of discontinued operations	98	1,832

Total current assets	1,602	4,326

Property and equipment, net	132	914
Investments in joint ventures	61	311
Other assets	57	158
Other assets of discontinued operations	3,480	4,623

TOTAL ASSETS	$5,332	$10,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454	$246
Accrued expenses	490	1,729
Deferred revenues	97	86
Current portion of debt	1,046	—
Current liabilities of discontinued operations	1,771	682

Total current liabilities	3,858	2,743
Long-term liabilities:
Non-current liabilities of discontinued operations	1,812	1,969

TOTAL LIABILITIES	5,670	4,712

Commitments and contingencies (Note 16)

Stockholders’ (deficit)equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 42,687,324 and 41,774,082 issued and outstanding	4	4
Additional paid-in capital	78,772	78,617
Accumulated deficit	(79,114)	(73,001)

Total stockholders’ (deficit)equity	(338)	5,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,332	$10,332

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands except share amounts)

	Twelve months ended
	December
	28, 2008	30, 2007
Revenue	$4,859	$13,549

Cost of Revenue	3,815	12,317

Gross Profit	1,044	1,232

Operating Expense	4,930	17,755

Net Operating Loss	(3,886)	(16,523)

Non-operating (expense)income, net	(220)	756

Loss before income taxes	(4,106)	(15,767)

Income tax expense	(1)	0

Loss from continuing operations	(4,107)	(15,767)

Loss from discontinued operations	(2,006)	(3,375)

Net and Total Comprehensive Loss	$(6,113)	$(19,142)

Weighted average common shares outstanding:
Basic and diluted	42,477,153	41,683,331

Loss per share:
Basic and diluted from continuing operations	$(0.10)	$(0.38)
Basic and diluted from discontinued operations	$(0.04)	$(0.08)

Total basic and diluted loss per share	$(0.14)	$(0.46)

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of January 1, 2007	41,272,200	$4	$78,371	$(53,858)	$24,517

Net Loss				$(19,143)	$(19,143)
Stock Issuances	501,882	$—	$200		$200
Stock option compensation			$46		$46

Balance as of December 31, 2007	41,774,082	$4	$78,617	$(73,001)	$5,620

Net Loss				$(6,113)	$(6,113)
Stock Issuances	913,242	$—	$200		$200
Share price guarantee settlement			$(90)		$(90)
Stock option compensation			$45		$45

Balance as of December 28, 2008	42,687,324	$4	$78,772	$(79,114)	$(338)

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	December 28,	December 30,
	2008	2007
Net loss	$(6,113)	$(19,142)
Adjustments to reconcile net loss to net
Cash used in operating activities
Stock option compensation	45	46
Depreciation/Amortization	161	957
Writedown of investments to fair value	169	—
Gain on disposal of equipment	7	6
Write-off of goodwill and intangibles	—	11,874
Non-cash impact of early lease termination	(5)	—
Cash provided by(used in) discontinued operations	305	(2,483)
Net loss from discontinued operations	2,006	3,375
Decrease (increase) in balance sheet items
Receivables	(299)	1,601
Prepaid Expenses	1,255	(69)
Accounts Payable	207	17
Accrued Expenses	(335)	(389)
Deferred Revenue	11	(3)
Other balance sheet changes	111	351

Net cash used in continuing operations	(2,475)	(3,859)

Cash flows from investing activities
Sale of M&M	—	830
Cash settlement of share price guarantee	(90)	—
Proceeds from joint ventures under the equity method	71	—
Cash invested in potential acquisition	(521)	(558)
Purchase of property and equipment	(109)	(66)
Proceeds from the sale of equipment	23	45

Net cash (used in)provided by investing activities	(626)	251

Cash flows from financing activities
Cash borrowings	2,546	—

Net cash provided by financing activities	2,546	0

Net decrease in cash and cash equivalents	(555)	(3,608)
Cash and cash equivalents at beginning of period	577	4,185

Cash and cash equivalents at end of period	$22	$577

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
1. ORGANIZATION AND NATURE OF BUSINESS
Horne International, Inc. (the “Company” or “Horne”), headquartered in Fairfax, Virginia, provides program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, technology integration, and public outreach services.
The Company decided to cease operations in the Spectrum Sciences & Software, Inc., and Coast Engine and Equipment Co. subsidiaries during the first quarter of 2008. These companies represented the entire operations of the Security Solutions and Repair and Overhaul segments, respectively.
The Company’s independent accountants stated in their report on the consolidated financial statements of the Company for the year ended December 28, 2008, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the year ended December 28, 2008, the Company incurred a loss from continuing operations of $4.1 million and had an accumulated deficit of $0.3 million as of that date. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.
The Company is dependent upon available cash and operating cash flow to meet its capital needs. The Company is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations which include equity offerings, assets sales or debt financing as alternatives to improve its cash needs, however, there can be no assurance that it will be successful in negotiating agreeable financing terms or at all. If adequate funds are not available or are not available on acceptable terms, the Company will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern. There is no assurance the Company will be successful in raising working capital as needed. There are no assurances that the Company will have sufficient funds to execute its business plan, pay its operating expenses and obligations as they become due or generate positive operating results.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The fiscal-year for Horne International, Inc., is the 52 or 53 weeks ending on the last Sunday in December. Fiscal 2008 and 2007 were 52-week fiscal-years. The Consolidated Financial Statements include the accounts of Horne International, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated joint ventures were adjusted to fair market value upon the acquisition of Horne Engineering in 2005. Beginning in 2008, the Company began accounting for its Weskem joint venture investment under the equity method as the joint venture will cease operations in 2009.
Revenue Recognition
The Company’s two principal methods of revenue recognition are monthly fixed price contracts where revenue is recognized ratably over the contract period and time and materials contracts where revenue is recognized as costs are incurred.
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

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
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
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The carrying amount and fair market value of the Company’s short-term investments are the same since short-term investments are recorded at fair value. Debt is recorded at the cash settlement value of the underlying notes and is not revalued.
Significant Customers and Credit Risks
Revenues from individual customers greater than 10% of consolidated revenues, in the respective periods, were as follows:

	Year Ended December,
	2008	2007
Customer A	26.9%	*
Customer B	*	39.6%
Customer C	23.3%	*
Customer D	35.3%	10.1%

*	Less than 10% of consolidated revenue as of the end of each period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of December 28, 2008, all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	Year ended
	2008	2007
Customer A	57.0%	*
Customer B	*	*
Customer C	*	16.7%
Customer D	25.5%	*

*	Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
In determining the allowance for doubtful accounts, the Company analyzes the aging of the accounts receivable, historical bad debts, customer creditworthiness, and specific situations involving our customers. As the majority of our work is government related, the risk of uncollectiblity is greatly reduced. We do take specific bad debt reserves when we consider our ability to collect an amount to be in doubt. These amounts are included in operating expense.
Property & Equipment
Property and equipment acquired as part of acquisitions were adjusted to their approximate fair value at the time of acquisition. All other property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the underlying assets. The lives range from 3 to 40 years depending on asset type. Routine maintenance and repairs are expensed as incurred. Major replacements and improvements are capitalized. Leasehold improvements are amortized over the shorter of the useful life or the lease term.
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
Determining market values requires the Company to make significant estimates and assumptions. The Company’s judgments are based on historical experience, current market trends, consultations with external valuation specialists, and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different assumptions could result in a different market value. Our annual impairment tests for fiscal 2007 resulted in the impairment of all the goodwill. The goodwill impairment is further discussed in Note 6 to these financial statements.
Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived asset groups, including furniture and equipment, computer hardware and software, leasehold improvements, and other finite-lived intangibles, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company’s primary measure of fair value is based on discounted cash flows. The measurement of impairment requires the Company to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. See Note 6 to these financials statements regarding the impairment charge taken in 2007.
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

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
In July 2006 the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes.
Earnings (Loss) Per Share
The Company reports its earnings (loss) per share in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 445,000 and 1,912,514 were not included in the computation of diluted earnings (loss) per share for the twelve months ended December 28, 2008, and December 30, 2007, respectively, as the inclusion of these common stock equivalents would be anti-dilutive because the Company is in a net loss position and including such shares would reduce the net loss per share.
Foreign Currency Translation
The Company’s functional currency is the U.S. dollar.
Stock Based Compensation
The Company adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” in 2004. Accordingly, the fair values of stock option awards are determined using the Black-Scholes model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted. See Note 12 for a detailed discussion of the Company’s stock-based compensation plans.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal-years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. Due to the limited nature of the Company’s financial assets and liabilities, there was no impact on the financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal-year 2009.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal-year 2009. As of December 28, 2008, we did not have any minority interests. The adoption of SFAS No. 160 will not impact our consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
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
3. Discontinued Operations
The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc., subsidiary and Coast Engine & Equipment Co. subsidiary in early 2008. Accordingly, the operating results of these two entities are included in discontinued operations for all years presented.
The Company is continuing to lease some of its property in Ft. Walton Beach, Florida, while marketing it for sale. During 2008 and 2007, the Company was the lessor in an operating lease of office space. The lessee is the United States government, which rented space in the Company’s office building. The operating lease was renewed in September 2008. The lease is a four-year lease with lessee having the ability to exit the lease with a minimum of three months notice. Rental income totaled $235,823 and $228,967 during 2008 and 2007, respectively.
The assets of discontinued operations are primarily the land and buildings located in Ft. Walton Beach, Florida, formerly used by SSSI. During 2008, the Company conducted a review of its asset values and determined that two of its real property assets had book values in excess of the fair market value. Accordingly, the Company wrote down the value of these assets to their market value. The amount of the write-down was $455,000.
The liabilities of discontinued operations primarily consist of mortgages and a capital lease obligation. The mortgages include a $1.8 million note that is adjustable at the U.S. federal funds rate plus 4% subject to certain interest rate floors and caps as specified in the agreement, and two fixed rate notes with interest rates of 12% and 8%. The adjustable mortgage rates in effect at December 28, 2008, and December 30, 2007, were 7.0% and 8.95%, respectively. The interest rate on the capital lease is 7.1%. The fixed rate mortgage notes are detailed in Note 10 Related Party Transactions.
4. RECEIVABLES (000’s)
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The U.S. Department of Defense (including the Army Environmental Command and the Army Corps of Engineers), Jones, Lang LaSalle, Louisiana State University, Department of Homeland Security, Federal Aviation Administration, General Services Administration (GSA Schedules), and other government agencies are our major customers.

	December	December
	28, 2008	30, 2007
Accounts Receivable
Billed AR	$1,277	$712
Unbilled AR	60	335
Holdbacks	48	48
Bad Debt Reserve	(1)	(10)

Total AR	$1,384	$1,085

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms. Substantially all of these amounts will be billed in the following year.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
5. PROPERTY AND EQUIPMENT (000’s)

	December	December
	28, 2008	30, 2007
Property & Equipment
Buildings & Improvements	5	754
Furniture & Fixtures	11	270
Office Equipment	292	294
Vehicles	38	77

Total	$346	$1,395

Accumulated Depreciation	(214)	(481)

Property & Equipment, net	$132	$914

6. GOODWILL AND OTHER INTANGIBLES (000’s)
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
The CEECO acquisition had goodwill based on its initial purchase price and subsequent earn-out payments as stipulated in the acquisition agreement. The first two earn-outs were based on annual net income as defined in the purchase agreement with the third payment based on the aggregate earnings for the three-year period. Operationally, CEECO met those net income targets and the third earn-out was paid in March 2008. The total goodwill related to CEECO at December 28, 2007, was $654 immediately prior to write-down. The goodwill was written off due to the continued poor financial performance of the unit and financial projections that resulted in net losses. As CEECO could not reasonably forecast profitable operations, there is no value to the goodwill.
The Horne Engineering acquisition in 2005 resulted in the Company recording both goodwill of $3.054 million and certain identified intangibles as shown below.

Intangible	Value(000’s)	Useful Life
Customer Relationships	$4,849	15 years
Trademarks	3,365	Indefinite
Non-Compete/Employment Agreements	1,091	5 years
Order Backlog	906	5 years
As a result of our analysis of the fair market value of these intangibles during our 2007 annual impairment review, we determined that the fair market value of Horne Engineering was significantly less than the value of its intangible assets. In working with our valuation consultants, we determined that the intangible assets’ value was near zero due to the current forecasted losses of the unit over the next three-year period from the date of the evaluation. As a result, the Company decided that all intangibles should be written off as they provided no future benefit to the entity but rather an avoidance of further loss. The reason for the significant change, since the prior year, in the valuation analysis is a significant decrease in the forecasted revenues and net income for the subsidiary since both the time of the acquisition and since our valuation analysis in the fourth quarter of 2006.
The Company recorded amortization expense of $782 during 2007.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
7. ACCRUED EXPENSES (000’s)

	December	December
	28, 2008	30, 2007
Accrued Expenses
Salaries & payroll related items	$124	$586
Accrued leave	206	107
Professional Fees	133	188
Deferred Rent	—	573
Other	27	275

Total Accrued Liabilities	$490	$1,729

8. BORROWINGS AND LINES OF CREDIT
The Company’s borrowings not included in discontinued operations, consist of related party financing and unsecured notes of approximately $1.0 million. The rates on the related party notes are 8% and 8.5% and approximately half of these notes are secured against Company receivables. See further detail in Note 10 related to the related party notes.
Bank of America Facility
On March 2, 2006, the Company entered into a new revolving line of credit with Bank of America. Under the terms of the agreement, the Company was able to borrow up to $6.0 million to fund its operations. This agreement also provided for a $750,000 letter of credit sub-facility. The amount available under the line was determined by outstanding accounts receivable less than 90 days old. The interest rate was calculated as the London Inter-Bank Offering Rate, plus 2.5%. The loan also required the Company to be in compliance with the financial covenants related to tangible net worth and liquidity targets.
The line of credit expired on April 30, 2007. The Company continues to explore alternative financing sources to replace the expired line of credit but has not been able to secure financing at terms acceptable to the Company.
The schedule below represents future principal payments under existing debt agreements (000’s).

	2009	2010	2011	2012	2013	2014+
Capital Leases	49	50	19	—	—	—
Mortgage Payable	61	66	71	75	81	1,450

Total Lease Commitments	$110	$116	$90	$75	$81	$1,450

9. STOCKHOLDERS’ EQUITY
During 2008, the Company had equity transactions related to stock option expense, the final share issuances for the CEECO earn-out, and the related share price guarantee payments for the 2007 CEECO earn-out share issuance.
On March 24, 2008, the Company issued 913,242 shares of common stock to Lou and Marilyn Rogers, the former owners of CEECO. This share issuance represents the third year earn-out as stipulated in the CEECO acquisition agreement. The number of shares issued was calculated as three times CEECO’s EBITDA for the three-year period ended February 28, 2008, capped at $200,000, divided by a ten-day average closing share price of the Company’s stock as stipulated in the agreement. These shares have a price guarantee until February 28, 2009. Should the per share value decrease below $0.219, the Company is obligated to pay the difference between that price per share and the 10 average closing share price on February 28, 2009. This difference is multiplied by the 913,242 shares issued.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
Additionally, on March 24, 2008, the Company paid $90,088 to Lou and Marilyn Rogers for the negative change in share price from the March 8, 2007, share issuance. The share price for the 2007 issuance was $0.3985 and resulted in a share issuance of 501,882. The current share price, as stipulated in the share agreement and shown above was $0.219. This share price difference of $0.1795 was multiplied by the 501,882 shares. This transaction reduced the additional paid in capital recorded in the initial stock issuance.
During 2007, the Company had only one equity transaction other than option activity. On March 8, 2007, the Company issued 501,882 unregistered shares of stock to Lou and Marilyn Rogers in accordance with the CEECO acquisition agreement. This agreement contained an earn-out provision of up to $200,000 worth of Company stock at a 10-day average price centered on the two-year anniversary of the acquisition, or $0.3985 per share. The agreement also included a share price guarantee based on the 10-day average share-price centered on February 28, 2008.
10. RELATED PARTY TRANSACTIONS
Darryl Horne Notes
During 2008, the Company entered into three separate loan transactions with Darryl K. Horne, the Company’s President and Chief Executive Officer. The first loan permitted the Company to borrow up to $525,000 at 8%. As of December 28, 2008, the Company has borrowed the full $525,000. The interest is payable quarterly beginning July 1, 2008 with principal payable upon demand. The note is unsecured and is not convertible into any Company securities. As of December 28, 2008, the quarterly interest is accrued but unpaid.
In July 2008, the Company entered into a second loan transaction with Mr. Horne, for a working capital loan to the Company. The terms of the loan provide that the Company is able to borrow $500,000 at 8% interest, with such interest payable quarterly beginning in October 2008. The Company has borrowed $500,000 under this agreement as of December 28, 2008. Principal under the loan is payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company’s Ft. Walton Beach, Florida, commercial property formerly utilized for SSSI’s operations (the “SSSI Property”). The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance. Mr. Horne’s loan is secured by a second deed of trust on the SSSI Property, which is junior in priority and subordinate to a first deed of trust securing the Company’s obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent. The loan is not convertible into any Company securities. The terms of the loan were approved by the Company’s Board of Directors, including each disinterested director. The loan documentation contains customary terms and conditions for financing of this type. Interest on this loan has been accrued but not paid at December 28, 2008.
On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne. Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5%. The Company has taken draws of $408,000 as of December 28, 2008. The loan is not convertible into any Company securities. Interest on this loan has been accrued but not paid at December 28, 2008.
Evan Auld-Susott Mortgage Note
On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP for the provision to the Company of a revolving line of credit. Evan Auld-Susott is a member of the Company’s Board of Directors. Under the line of credit, the Company is able to borrow $1,000,000 at 12.5% interest upon the Company’s certification to the lenders that the Company has fully exhausted all funds available to the Company pursuant to the $500,000 working capital loan from Darryl K. Horne, described above. Interest on the line of credit will be payable quarterly beginning in October 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the SSSI Property. The maturity date of the line of credit may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2,500 and (ii) one-half percent of the outstanding principal balance. The lender has a first deed of trust on the SSSI Property, which is senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to this working capital loan described above. The loan is not convertible into any Company securities. The terms of the line of credit were approved by the Company’s Board of Directors, including each disinterested director. The Company settled on this line in July 2008. As of December 28, 2008, the entire $1,000,000 has been advanced under the line. Interest on this loan has been accrued but not paid at December 28, 2008.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
On November 12, 2008, the Company entered into a short-term borrowing agreement with Evan Auld-Susott as agent for The Susott FLP. Under this agreement, the Company borrowed $70,000 at 8.5% interest. This note is secured by certain receivables of the Company and is not convertible into any Company securities. Interest on this loan has been accrued but not paid at December 28, 2008.
John Krobath Note
On June 12, 2008, the Company entered into a short-term borrowing arrangement with John Krobath, the Company’s Chief Financial Officer, under which the Company borrowed $70,000 at 8% interest. The loan and related interest were repaid on June 17, 2008.
On October 1, 2008, the Company entered into a short-term borrowing arrangement with John Krobath, the Company’s Chief Financial Officer, under which the Company borrowed $43,000 at 8.5% interest. This loan is not convertible into any Company securities but is secured by some of the Company’s real property in Ft. Walton Beach, Florida. Interest on this loan has been accrued but not paid at December 28, 2008.
Transactions with Darryl Horne
During 2008, the Company sold two vehicles to Mr. Horne for a total of $13,500. The vehicle sales prices were above those offered by an independent third party automobile broker.
Transactions related to Coast Engine and Equipment Company
CEECO leased its facilities from a company owned by a related party through common ownership through September 30, 2007, when the building was sold to a non-related party. Monthly lease payments were approximately $7,000 during this period.
11. EMPLOYEE BENEFIT PLAN
The Company has a defined contribution 401(k) plan available to all U.S. employees who have completed minimum service requirements and meet minimum age requirements. Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations. The Company currently matches 50% of an employee’s contribution up to 5%, subject to legal limits. The total expense for the years ended December 28, 2008, and December 30, 2007, were $61,000 and $109,000, respectively.
12. STOCK OPTION PLAN
During 2006, the Company issued 15,000 stock options to each of its five advisory board members, 75,000 options in total. The options vest over a two-year period with 5,000 options vesting immediately and 5,000 options vesting at the one- and two-year anniversaries of the grants. During 2007, the Company issued an additional 15,000 options to a new advisory board member with the same terms as prior advisory issuances and retired 15,000 options previously issued to a departed advisory member. These options have an exercise price of $0.50 and a ten-year life from the grant date. The weighted-average assumptions used in the Black-Scholes model to price the options were as follows: a risk-free rate of 4.5%, no dividend yield, a volatility factor of 0.63 and a life of 10 years. Accordingly, the Company has recorded stock-based compensation expense of $8,334 in 2008 and $8,605 in 2007. The expense recognized is based on the fair value at each reporting date since the recipients are non-employees.
On July 21, 2006, the Company issued 30,000 options to each of its five external Board of Directors members. These options vest in 10,000 share increments on July 21, 2007, 2008, and 2009. The option terms include an exercise price of $0.80, a life of three years and a service obligation to vest. The Company has recorded $14,240 and $14,544 of stock-based compensation expense in 2008 and 2007, respectively, related to these options.
During 2007, the Company granted 180,000 options to external members of its Board of Directors, 15,000 options to a non-employee member of the advisory board and 340,000 options to employees. On August 1, 2007, the Company issued external members of the Board of Directors options that vest over a three year period, expire three years from the vesting date, and have a strike price of $0.35. The Company has recorded $9,094 and $7,613 of expense related to these options in 2008 and 2007, respectively. The employee options were issued at various strike prices some with immediate partial vesting but most with time requirements for vesting. 230,000 of the employee options have expired as the employees have left the company prior to vesting. Total expense related to employee options during 2008 and 2007 was $14,502 and $12,022, respectively.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
In 2008, the only options granted during the year were 100,000 employee options with a strike price of $0.20. 30,000 of these options vested immediately with the remaining 70,000 vesting over the next two years. Expense of $10,083 was recognized on these options in 2008.
There were no options exercised in 2008 or 2007. As of December 28, 2008, there was $23,184 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately one year.
The following table summarizes information about the Plan’s stock options at December 28, 2008.

	Number of shares	Option Price	Weighted Average Price
Options Outstanding 12/31/2006	3,104,476
Granted	535,000	0.35 - 0.53	0.51
Exercised	—
Cancelled	(1,726,962)	1.40 - 1.95	1.55
Options Outstanding 12/30/2007	1,912,514
Granted	100,000	0.20	0.20
Exercised	—
Cancelled	(1,567,514)	0.40 - 1.65	1.47

Options Outstanding 12/28/2008	445,000

Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.20	100,000	30,000	4.5
0.35	70,000	30,000	3.6
0.37	50,000	16,000	0.1
0.40	40,000	36,000	3.6
0.50	75,000	70,000	7.5
0.80	110,000	100,000	1.0

	445,000	282,000

Total authorized options available to issue			30,000,000
Total options outstanding or exercised			20,566,200

Total authorized options remaining			9,433,800

The intrinsic value of the options outstanding at December 28, 2008, is zero as the exercise price for all options is greater than our share price at that date.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
13. INCOME TAXES
The provision for income taxes consisted of the following (000’s)

Tax Provision:	2008	2007
Current
Federal	—	—
State	1	—
Foreign	—	—

Total Current	1	—

Deferred
Federal	—	5
Foreign	—	—

Total Deferred	—	5

Total Tax Provision	1	5

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

Rate Reconciliation:	2008	2007
Statutory Federal Income Tax Rate	34.00%	34.00%
State Taxes (Net of Federal Benefit)	3.95%	3.02%
Goodwill Impairment	0.00%	-8.01%
Permanent Difference	-0.05%	-0.03%
Valuation Allowance	-33.61%	-27.46%
Other	-4.29%	-1.57%

Effective Tax Rate	0.00%	-0.04%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Significant components of the Company’s deferred taxes were as follows (numbers in 000’s)

Deferred Tax Asset/Liability:	2008	2007
Accrued Expenses	53	299
Depreciation	16	143
Amortization of Intangibles	—	—
Allowance for Doubtful Accounts	0	4
Stock Compensation	272	428
NOL Carryforwards	16,888	14,949
Other, Net	(116)	(37)
Valuation Allowance	(17,113)	(15,786)

Net Deferred Tax Asset/(Liability)	—	—

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
As of December 28, 2008, the Company has approximately $55 million of net operating loss carry-forwards available to offset future income. The net operating loss carry-forwards will expire on or before 2028.
In determining the extent to which a valuation allowance for net deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry-back opportunities, and other tax-planning strategies. The valuation allowance relates to our U.S. net operating losses. Due to the continued losses incurred by the Company in 2008 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized. If, in the future, the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.
As a result of applying the provisions of FIN 48, the Company had no unrecognized tax benefits as of December 31, 2007, and December 28, 2008. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months. For the years ended December 31, 2007, and December 28, 2008, there were no interest or penalties included in tax expense.
14. NON-OPERATING INCOME (EXPENSE) (000’s)

	2008	2007
Income
Interest	4	120
Equity Investments	—	318
Legal Settlement	—	400
Expense
Interest	(134)	(82)
Equity Investments	(90)	—

Total net non-operating (expense)income	(220)	756

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (000’S)

	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$32	$8
Cash paid for taxes	$18	$21
The CEECO earn-out in 2008 of $200 was paid via the issuance of 913,242 shares of Company common stock.
The Company received $400 in cash from the settlement of the Plum Island claim in 2007.
16. COMMITMENTS AND CONTINGENCIES (000’s)
Operating Leases
The Company leases office space at various locations in the United States. Rent expense totaled approximately $482 and $384 for 2008 and 2007, respectively. Included in the 2008 expense is $227 of cost related to the early termination of our headquarters lease. The Company also enters into various other non-cancellable leases for office equipment and vehicles as necessary.
The table below summarizes our future annual minimum lease payments under non-cancellable agreements with an initial term of greater than one year at inception.

	2009	2010	2011	2012	2013	2014+
Operating Leases	$132	$128	$90	$7	$—	$—

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
Legal Matters
Munitions Assembly Conveyor (MAC) Lawsuit
On or about August 23, 2004, Spectrum Sciences and Software, Inc. (SSSI) filed suit against the United States government alleging a breach of express contract, a breach of implied contract, and misappropriation of trade secrets. The lawsuit claims $3,500,000.00 in damages to SSI. The complaint arose out of the government’s actions associated with the procurement of the next generation Munitions Assembly Conveyor (MAC). Based upon SSSI’s previous experience in both utilizing and producing the MAC, the government and SSSI entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving the existing munitions support equipment including the MAC. The CRADA acknowledges SSSI’s prior development efforts, unique modifications, and improvements which constituted trade secrets and intellectual property owned by SSSI. The lawsuit alleges that subsequent to entering into the CRADA, the government deliberately breached its obligations under the CRADA to protect the trade secrets, intellectual property and proprietary information belonging to SSSI in response to a Motion for Summary Judgment filed on behalf of the government, the Court of Federal Claims dismissed the claim for misappropriation of trade secrets. The lawsuit was bifurcated and SSSI’s surviving claims were heard as to the merit of the claims in the United States Court of Federal Claims in November 2007. The court ruled in favor of SSSI on its claim for breach of express contract. The Court’s ruling is set forth in its opinion dated November 13, 2008 which was released to the public on December 8, 2008.
SSSI’s claims for damages as alleged in the lawsuit remain pending and will be heard in a separate trial before the United States Court of Federal Claims. The parties are currently engaged in the discovery process. A trial date for the claim for damages has not been scheduled. The Company is unable to predict the outcome of this litigation.
B-Stand Claim
On or about September 20, 2007, Spectrum Sciences and Software, Inc (SSSI) filed a claim before the Armed Services Board of Contract Appeals against the United States Air Force alleging breach of implied warranty of specifications and breach of implied duty to cooperate. The claim is for an equitable adjustment in the amount of $577,955. Both parties to the claim have agreed to non-binding alternative dispute resolution (“ADR”). The parties will meet under this ADR process in early April 2009 before a judge from the Armed Services Board of Contract Appeals. The Company is unable to predict the outcome of this matter.
Garrison Lawsuit
On or about February 22, 2005, SSSI filed suit against two (2) former employees, Donald L. Garrison and David M. Hatfield, and Control Systems Research, Inc. (CSR) alleging a breach of contract, violation of the Florida Uniform Trade Secrets Act, tortuous interference, conversion, and civil conspiracy. The complaint states that while Mr. Garrison and Mr. Hatfield were employees of SSSI they were actively involved in the development and application of the Safe Range product, which is proprietary to SSSI. The complaint further states that the former employees had knowledge of other proprietary information such as employee wage and personnel data, marketing plans, contract bidding data, and information related to the overall business operations of SSSI. SSSI alleged in the complaint that Mr. Garrison and Mr. Hatfield became employees of CSR and that in the course of their employment with CSR they provided protected, proprietary information learned in the course of their employment with SSSI that enabled CSR to unfairly compete against SSSI on bids and proposals for contracts related to the Safe Range product.
On January 22, 2008, the parties entered in a Settlement Agreement whereby Donald Garrison and Michael Hatfield became obligated to pay SSSI the sum total of $195,000 in two installments. Both installments were received during the first quarter of 2008.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements
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
17. INVESTMENTS IN JOINT VENTURES
The Company, through its Horne Engineering subsidiary, is a member of Weskem, a limited liability company that specializes in environmental remediation. During 1999, Horne Engineering invested $77,500 and became a 5.6% partner in this joint venture. The investment has been accounted for using the cost method of accounting until 2008. During 2008, the decision was made to cease Weskem’s operations during the first quarter of 2009. At that time the Company performed an analysis of the liquidation value of the investment. It was determined during this analysis, that the expected liquidation value of the investment was approximately $169,000 less than our carrying value. Accordingly, we recorded a write-down of the Weskem investment to its liquidation value. At the same time, we changed our accounting method to the equity method.
18. SUBSEQUENT EVENTS
Darryl K. Horne Note
On March 4, 2009, the Company entered into a short-term borrowing arrangement with Darryl K. Horne, the Company’s Chief Executive Officer, under which the Company borrowed $100,000 at 8% interest. The loan is secured by certain accounts receivable from a customer of the Company.

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
Management assessed our internal control over financial reporting as of December 28, 2008, the end of our fiscal-year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
PART III
Item 10. Directors and Executive Officers of the Registrant.
The names of our executive officers and directors, their ages as of February 15, 2009, and the positions currently held by each are as follows:

Name	Age	Position
Darryl K. Horne	48	President, Chief Executive Officer and Chairman
John E. Krobath	41	Chief Financial Officer
Evan Auld-Susott	29	Director
John A. Moore	56	Director
BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS
Darryl K. Horne. In June 2005, Darryl K. Horne was appointed President and Chief Executive Officer (CEO) of Horne International, Inc. Mr. Horne also serves as Chairman of the Board of Directors of Horne International, Inc. Mr. Horne founded Horne Engineering Services, Inc., a Virginia corporation, in 1990 and led the organization as the President and CEO until May 2005, when Horne Engineering Services, Inc., dissolved and was superseded by Horne Engineering Services, LLC. Horne Engineering Services, Inc., was a professional engineering firm providing engineering solutions primarily in the areas of national security, energy and the environment, and transportation for customers in the U.S. federal government, state and local governments, and the private sector. As the President and CEO of Horne Engineering Services, Inc., Mr. Horne was responsible for personnel, budgeting, performance contracts, subcontract administration, proposals, business development, and the general oversight of corporate operations. In 1999, Mr. Horne was appointed by then Virginia Governor James Gilmore to the Virginia Military Institute (VMI) Board of Visitors. Mr. Horne was re-appointed to the VMI Board of Visitors by Governor Mark Warner in 2003. Mr. Horne was honored by Ernst & Young in 1999 as a Greater Washington Entrepreneur of the Year, and in 2002 he was a finalist for a National Capital Business Ethics Award. In March 2004, he was invited to become a Trustee on the Federal City Council, a non-profit, non-partisan organization dedicated to the improvement of the Nation’s Capital and composed of and financed by the region’s top business, professional, educational, and civic leaders. Mr. Horne received a bachelor’s degree in civil engineering from VMI in 1982. He is a member of the National Society of Professional Engineers and the Society of American Military Engineers, and he completed service in the U.S. Army Reserve with the rank of Captain.
John E. Krobath. In May 2008, John E. Krobath was appointed Chief Financial Officer (CFO). Mr. Krobath was the Corporate Controller prior to being appointed CFO. Prior to joining the Company, Mr. Krobath was the Director of Financial Operations for Kratos Defense & Security Solutions Inc., formerly known as Wireless Facilities, Inc., and the Manager of Business Operations and Controller for PRA International, Inc. He has extensive experience in the government contracting industry through his time with Kratos, ITT Industries, and Halifax Engineering. Mr. Krobath received a bachelor’s degree in accounting from James Madison University in 1989 and a master’s degree from George Mason University in 2005.
John A. Moore, Jr. John A. Moore, Jr. was elected to the Horne International, Inc., Board of Directors on April 27, 2006.  Mr. Moore currently serves as the Chairman of both the Compensation Committee and the Audit Committee.  Mr. Moore has served as the Executive Vice President and Chief Financial Officer (CFO) of ManTech International Corporation.  Mr. Moore has extensive experience in strategic planning, acquisitions, corporate compliance, proposal preparation and pricing in the Federal Solutions marketplace.  Mr. Moore has served on the Board of Directors for ManTech International Corporation and Global Secure Corporation and currently serves on the Board of Directors of Paradigm Holdings, Inc.  Mr. Moore is also a member of the Board of Visitors for the University of Maryland, Robert H. Smith School of Business.

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
AUDIT COMMITTEE AND FINANCIAL EXPERT
The Company formed an audit committee on October 4, 2005, and adopted the Charter of the Audit Committee on April 27, 2006. Francis X. Ryan was appointed as Chairman upon the Committee’s formation. On July 20, 2006, John A. Moore, Jr., was appointed by the Board of Directors to serve as a member of the Audit Committee. Upon Mr. Ryan’s resignation from the Board of Directors in July, 2008, Mr. Moore was appointed Chairman of the Audit Committee and is the sole member. The Company’s Board has determined that Mr. Moore qualifies as an audit committee financial expert as defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended and is independent as defined in NASDAQ Marketplace Rule 4200(a)(5).
Item 11. Executive Compensation.
Compensation Discussion and Analysis:
Although our executive compensation program is generally applicable to each of our senior management, this Compensation Discussion and Analysis focuses primarily on the program as applied to our CEO, CFO, and each of our other “named executive officers” as defined under applicable SEC rules. Our “named executive officers” for 2008 were our CEO, Darryl K. Horne, our CFO, John E. Krobath, our former CFO, Michael M. Megless, and our former Chief Operating Officer, Robert M. Suthard.
Executive Compensation Policy and General Philosophy
We recognize that our long term success depends on our ability to provide innovative, comprehensive and quality services and products to the marketplace. Attracting and retaining highly talented individuals at all levels of the organization that are committed to the Company’s core values of excellence and integrity requires us to maintain competitive compensation programs. Our Executive Compensation Program is based upon the same objectives that guide us in establishing all of our Compensation Programs. The Company compensates its senior management with a blend of base salary, bonus and equity compensation designed to be competitive with comparable employers and to align management’s incentives with our long term goals and the best interests of our stockholders.

Compensation of our Chief Executive Officer, Darryl K. Horne, and former Chief Financial Officer, Michael M. Megless, were substantially affected by the employment agreements each of these individuals entered into in connection with our acquisition of Horne Engineering in May 2005. As described herein under the section titled “Employment Contracts and Termination of Employment and Change of Control Agreements” these employment agreements establish minimum base salaries for these executives, subject to annual review and increase by the Board of Directors, discretionary annual cash bonuses, certain payments and benefits upon termination of employment, including accelerated vesting of options and participation in any executive bonus and stock based incentive programs established by us from time to time. The employment agreements were a condition to the closing of the Horne Engineering acquisition, and reflected our view of the value of obtaining the experience and leadership skills of each of Mr. Horne and Mr. Megless. In addition, Mr. Horne received a substantial equity interest in our Company in consideration for his Horne Engineering shares. We believe that for compensatory purposes, Mr. Horne’s equity interest aligns his interests with those of the stockholders generally, and our Board takes this factor into account in compensation determinations with respect to Mr. Horne.
Components of Executive Compensation for 2008
For 2008, the compensation of the named executive officers consisted of the same three components as were provided to other levels of management—base salary, cash bonus award, and equity compensation.
Base Salaries
Base salary is the fixed element of employees’ annual compensation. The value of base salary reflects the employee’s long term performance, skill set and the market value of that skill set. For both Mr. Horne and Mr. Megless, minimum base salaries were initially established by employment contracts which were entered into on May 11, 2005, in connections with the Company’s acquisition of Horne Engineering as amended in February 2007. For a period of five (5) years beginning on May 11, 2005, Darryl K. Horne, Chief Executive Officer is entitled to receive an annual base salary of $375,000. For a period of three (3) years beginning on May 11, 2005, Michael M. Megless was entitled to receive an annual base salary of $260,000. The base salaries of the Messrs. Horne and Megless were determined to be appropriate based upon both Mr. Horne and Mr. Megless’ respective skill sets, knowledge of the marketplace, and historical knowledge of Horne Engineering Services, LLC.
In February 2007, our Board, at the request of Messrs. Horne and Megless, modified the salary of those executives. Mr. Horne’s base salary was reduced to $337,500 and Mr. Megless’ base salary was reduced to $234,000. The modifications were made based upon the Company’s overall performance during 2006 and the Company’s need to reduce expenses in light of that performance. In January 2008, our Board at the request of the CEO decreased his salary to $237,000. Neither Mr. Horne nor Mr. Megless waived the base salary provisions of their employment contracts.
For our Chief Financial Officer, John Krobath, minimum base salary of $158,625 is established by an employment agreement signed in October 2008. In 2008, our former Chief Operating Officer, Robert M. Suthard, was paid an annual base salary of $175,000. Mr. Suthard’s annual salary is based on his prior experience, knowledge of the U.S. military marketplace, and his business relationships. Each of the base salaries paid to our “named executive officers” who include our CEO, CFO, and COO are comparable to other government contractors of similar size and revenue. The Compensation Committee of the Board will review the base salaries of Messrs. Horne and Krobath periodically in the future.
For 2008 the Company determined that a range of $140,000 to $190,000 for base annual salaries for senior level management was appropriate. In determining the base salaries of senior level management, we considered the individual employee’s skill set and the market value of that skill set and for employees who have served the Company for at least twelve (12) months, that employee’s overall performance.

Performance and Incentive Cash Bonuses
The Company’s practice is to award annual cash bonuses with the purpose of aligning employees’ goals with the Company’s overall performance objectives. Cash bonuses are awarded to senior level management based upon the Company’s overall performance and the individual employee’s overall performance. In 2008, we did not award any cash bonuses to any named executive officer. In 2009 the Compensation Committee of the Board of Directors will set the performance goals and objectives as well as recommend to the Board of Directors the overall compensation of the Chief Executive Officer and Chief Financial Officer. In addition, the Compensation Committee will further review the compensation of each of the five (5) most highly compensated employees. The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management.
Equity Compensation
Historically, the primary form of equity compensation awarded by the Company has been non-statutory stock options. The Spectrum Sciences & Software Holdings Corp. Non-Statutory Stock Option Plan was approved by the stockholders in 2004. The Plan permits the Company to distribute up to 30 million stock options to employees, consultants and advisors of the Company.
In 2008, Mr. Krobath was the only named executive to have received any equity award as compensation. Mr. Krobath was granted 100,000 options upon being promoted to Chief Financial Officer. In 2009, the amount of equity compensation to which the Chief Executive Officer and the Chief Financial Officer may be entitled shall be determined by the Compensation Committee and recommended for approval by the Board of Directors. The equity compensation of the top five (5) most highly compensated employees will be reviewed by the Compensation Committee of the Board of Directors.
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
Severance Benefits
The Company does not currently have a comprehensive severance plan. In general, Company employees who are involuntarily terminated not for cause are granted one week of their base salary for each year the employee served the Company up to a maximum of eight weeks of pay. In the event Darryl K. Horne, Chief Executive Officer, is terminated not for “cause” or voluntarily terminates his employment for “good reason” (each as defined in his employment agreement), he may be entitled to continue to receive his base annual salary, bonus compensation, if any, and any and all fringe and medical benefits as provided for by the terms of his Employment Agreement for a period of twelve (12) months. In the event John E. Krobath, Chief Financial Officer, is terminated not for “cause” or voluntarily terminates his employment for “good reason” (each as defined in his employment agreement), he may be entitled to continue to receive his annual base salary and bonus compensation, if any, for a period of up to six months. The termination benefits afforded Mr. Horne were negotiated at the time of the acquisition of Horne Engineering and were deemed by the Board at that time as necessary and desirable to procure his services for the Company and to consummate the acquisition.
During 2008, the Company terminated the contracts of our former Chief Financial Officer, Michael M. Megless, and our former Chief Operating Officer, Robert M. Suthard. These individuals were paid severance benefits in accordance with their employment agreements. In the case of Mr. Megless, he was paid 6 months salary, $130,000, plus fringe benefits, limited to insurance and taxes. In the case of Mr. Suthard, he was paid three months salary, $43,750. Approximately $16,826 of Mr. Suthard’s severance will be paid in 2009.

Perquisites and Other Benefits
The Company does not provide significant perquisites to the executive officers except that the Chief Executive Officer and the former Chief Financial Officer each received a monthly car allowance. In 2008, the total car allowance for Darryl K. Horne was $4,716. Beginning in May 2008, Mr. Horne began using a company car and did not receive any car allowance payments after that time. In addition to the above, the Company provides Mr. Horne with memberships to certain clubs. The annual value of the club membership does not exceed $5,000. In 2009, the Compensation Committee will review and recommend all perquisites and other benefits afforded to our CEO, CFO, and other named executive officers.
Board of Directors Report on Compensation Discussion and Analysis
The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report. Based on the foregoing review and discussions, the Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report.
Summary Compensation Table

	Principal		Base		Option	All Other		Total
Name	Position	Year	Salary	Bonus	Awards	Compensation		Compensation
Darryl K. Horne	Chief Executive Officer	2008	$240,865	$—	$—	$8,788	(1)	$249,653
		2007	$347,514	$—	$—	$26,281	(2)	$373,795
John E. Krobath	Chief Financial Officer	2008	$158,625	$—	$16,806	$—		$175,431
Michael M. Megless	Former Chief Financial Officer	2008	$230,836	$—	$—	$1,650	(3)	$232,486
		2007	$245,514	$—	$—	$11,324	(4)	$256,838
Robert M. Suthard	Former Chief Operating Officer	2008	$175,000	$—	$—	$5,000	(5)	$180,000
		2007	$103,769	$20,000	$13,415	$—	(6)	$137,184

(1)	Mr. Horne’s all other compensation includes $6,493 for automobile and related expenses and $2,295 for club dues.

(2)	Mr. Horne’s all other compensation includes $21,521 for automobile and related expenses and $4,760 for club dues.

(3)	Mr. Megless’ all other compensation includes $1,650 for club dues. Mr. Megless was terminated in April 2008.

(4)	Mr. Megless’ all other compensation includes $7,389 for automobile and related expenses and $3,935 for club dues.

(5)	The amount included in other compensation is a $5,000 car allowance. Mr. Suthard was terminated in November 2008.

(6)	Mr. Suthard’s annual salary is $175,000. The amount included in the table includes the amount paid since his hiring in mid 2007.
For further information regarding the base salaries and bonuses of the named executive officers set forth above, see “Compensation Discussion and Analysis – Base Salaries” and “Performance and Incentive Cash Bonuses” above.
The following table shows the grants of plan based stock and option awards for named executive officers in fiscal 2008.

		Estimated Future Payouts Under
		Equity Incentive Plan Awards			Number of	Exercise Price	Grant Date Fair Value
Name	Grant Date	Threshold	Target	Maximum	Options	of Option awards	of Option Award
John Krobath	5/13/2008	—		—	100,000	$0.20	16,805
Outstanding Equity Awards at Fiscal Year-end

Number of Securities
Underlying Unexercised Options
Name	at December 28, 2008		Option Price
	Exercisable	Unexercisable
Darryl K. Horne	—	—	N/A
John E. Krobath	36,000	74,000	$0.20 - 0.40
Mr. Krobath’s options will vest annually with 34,000 vesting in 2009 and 40,000 vesting in 2010.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS
On May 11, 2005, Darryl K. Horne entered into an employment agreement with the Company that provided for his appointment as CEO and President upon the filing of our quarterly report with the Securities and Exchange Commission (SEC) for the quarter ending March 31, 2005. The employment agreement was subsequently amended on May 23, 2005, to provide for Mr. Horne’s appointment upon our filing with the SEC of a certain amendment to the quarterly report. On June 7, 2005, the amendment to the quarterly report was filed with the SEC, and Mr. Horne assumed the position of CEO and President. Mr. Horne’s employment agreement provides for his employment as the CEO and President of the Company until May 11, 2010, with automatic renewals thereafter for one-year terms unless either party provides notice of intent to terminate the agreement. Under his employment agreement, Mr. Horne is entitled to be compensated with an annual base salary in the amount of $375,000, subject to annual increase by the Board, and will be eligible to participate in any Company-sponsored incentive program that permits, allows or provides for award of stock, restricted stock or options in the Company or similar incentive equity interest plan. Mr. Horne will also be entitled to reimbursement for necessary and properly vouchered client-related business or entertainment expenses incurred in the performance of his duties, five (5) weeks of paid vacation (200 hours) annually, a reasonable monthly car allowance and fringe benefits generally available to Company employees in accordance with Company programs, including personal leave, paid holidays, and disability, dental, vision, and group health insurance plans. In the event Mr. Horne’s employment is terminated by the Company, without just cause or if Mr. Horne were to terminate for good reason, as defined by the agreement, prior to the expiration of the original employment period or any renewal term, Mr. Horne is entitled to certain benefits including the continuation for a period of twelve months from the date of termination of his base salary, bonus compensation, and medical benefits provided by the Company. In addition, Mr. Horne’s interest in any stock options, restricted stock or other equity interest in the Company for which he is eligible or may have become eligible during the employment period shall vest fully on the date of termination. The benefits payable to Mr. Horne would have a value of $375,000 for base salary and $10,850 for medical and other benefits provided by the Company. The total benefits payable to Mr. Horne in the event of his termination without cause or his resignation for good reason is $385,850. In the event Mr. Horne was to become permanently disabled, the Company, upon thirty days notice could terminate Mr. Horne’s employment. If Mr. Horne’s employment is terminated due to his permanent disability, the Company is obligated to pay to Mr. Horne an amount equal to three months of his base pay and all bonuses to which was entitled at the time of his termination and the Company must provide Mr. Horne benefits, including health benefits for a period of three months from the date of termination. The benefits payable to Mr. Horne in the event of termination due to disability would have a value of $93,750 for base salary and $2,712 for other benefits provided by the Company. The total benefits payable to Mr. Horne in the event of his termination due to disability is $96,462. In the event Mr. Horne were to be terminated for cause then he would only be entitled to receive payment of salary accrued up to the date of termination. In addition, upon the termination of his employment, Mr. Horne is prohibited, for a period of no more than two years depending upon the cause for termination, from (a) owning, managing, controlling, or financing or being connected, with certain exceptions, as a proprietor, partner, stockholder, officer, director, principal, agent, representative, joint venturer, investor, lender, consultant with or permit his name to be used in connection with any business engaged in competition with business conducted by the Company; (b) solicit from a customer or client of the Company to cease to do business with or limit the amount of business done with the Company; and (c) solicit any employee to terminate their employment with the Company. The employment agreement does also indemnify Mr. Horne, to the extent permitted by the law, for all losses, claims, damage and liabilities, expenses, judgments, fines, settlements and other amounts arising from claims and demands in which he may be involved or threatened to be involved by reason of his status as an officer or director provided Mr. Horne has acted in good faith and without gross negligence or willful misconduct.
On October 1, 2008, John E. Krobath entered into an employment agreement with the Company that provided the terms of his compensation related to his position as Chief Financial Officer. The agreement is a one-year contract with automatic renewals thereafter for one-year terms unless either party provides notice of intent to terminate the agreement. Mr. Krobath is entitled to an annual base salary of $158,625 with annual cash bonuses of up to 50% of the base salary. In the event Mr. Krobath’s employment is terminated by the Company, without just cause, as defined by the agreement, prior to the expiration of the original employment period or any renewal term, Mr. Krobath shall be entitled to certain benefits including continuation for a period of three months from the date of termination of his base salary, and bonus compensation, if any. Additionally, should a change in control, as defined in the agreement, occur, Mr. Krobath may be eligible for up to six months of severance should his services be terminated within 6 months of said change in control.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions:
A Compensation Committee was established by the Board of Directors on January 1, 2007. In 2008, the Compensation Committee set the performance goals and objectives and recommended to the Board of Directors the overall compensation of the Chief Executive Officer. In addition, the Compensation Committee will further review the compensation of each of the five (5) most highly compensated employees. The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management. The executive management of Horne International, Inc. with the advice of the members of the Board of Directors determines the compensation for senior level management. Executives and members of the Board of Directors participated in deliberations concerning executive officer compensation and senior level management compensation. Darryl Horne and Michael Megless did not participate in any deliberations concerning the compensation of the Chief Executive Officer and Chief Financial Officer, respectively. No executive officer of our company has served on the board of directors or compensation committee of any other entity that has or had at any time during 2008 an executive officer who served as a member of our board of directors.
The following table sets forth director compensation for 2008.
Director Compensation

	Fees Earned	Option	Option	All Other	Total
Name	or Paid in Cash	Awards	Value	Compensation	Compensation
John A. Moore	$29,000	—	$—	$—	$29,000
Evan Auld-Susott	$16,000	—	$—	$—	$16,000
Francis X. Ryan	$16,000	—	$—	$—	$16,000
Kelvin D. Armstrong	$12,500	—	$—	$—	$12,500
Karl Heer	$7,000	—	$—	$—	$7,000
1. Directors who are also employees of the Company do not receive any additional compensation for their service on the Board of Directors.
2. Total number of options held by each Director is disclosed Item 12 Security Ownership of Certain Beneficial Owners and Management.
3. Kelvin Armstrong resigned from the Board on November 30, 2008
4. Karl Heer resigned from the Board on May 23, 2008
5. Francis Ryan resigned from the Board on July 11, 2008.
During fiscal 2008, non-employee members of the Board of Directors were entitled to receive $14,000 per year payable quarterly, and $1,000 for each meeting attended. The Audit Committee Chairman is paid additional annual cash compensation of $10,000, and each member of the Audit Committee is paid additional annual cash compensation of $5,000. The Chairman of any other board committees receives additional annual cash compensation in the amount of $5,000. All Board committee members also receive a $1,000 meeting fee for attending committee meetings.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth as of March 9, 2009 certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5% of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed with the Securities and Exchange Commission pursuant to the Exchange Act with respect to ownership of the Company’s common stock. As of March 9, 2009, there were 42,687,324 shares of the Company’s common stock outstanding.

Name and Address	Number of Shares		Percentage
of Beneficial Owner (1)	Beneficially Owned (2)		of Class
Darryl K. Horne	4,877,007		11.4%
John E. Krobath	46,000	a	*
Evan Auld-Susott	2,852,450	b	6.7%
John A. Moore	200,000	c	*
Total Directors and Named Executive Officers	7,975,457		18.6%
Trevor Foster (3)	3,000,000		7.0%
P.O. Box 450 Hickman CA 95323

*	Less than 1% of the outstanding common stock.

(1)	Except as otherwise noted, the address for each person listed in this table is c/o Horne International, Inc., 3975 University Drive, Suite 100, Fairfax, Virginia 22030.

(2)	Beneficial ownership of shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. The number of shares beneficially owned by a person includes shares of common stock that the person had the right to acquire pursuant to options exercisable within 60 days of March 9, 2009. Shares issuable pursuant to options are deemed outstanding for calculating the percentage ownership of the person holding the options but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person.

(3)	Information is based solely upon a Schedule 13G/A filed by Trevor Foster on March 16, 2007.

(a)	Includes 36,000 shares of common stock issuable pursuant to options.

(b)	Includes 10,000 shares of common stock issuable pursuant to options.

(c)	Includes 40,000 shares of common stock issuable pursuant to options.
Equity Compensation Plans. The following table summarizes our equity compensation plans as of December 28, 2008:

			Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0 (1)	$0	1,000,000
Equity compensation plans not approved by security holders	445,000 (2)	$0.46	8,433,800

Total	445,000		9,433,800

(1)	Represents stock options issued pursuant to the Company’s 2004 Non-Statutory Stock Option Plan.

(2)	Represents stock options issued pursuant to the Company’s Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan and the Company’s Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.
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

Item 13. Certain Relationships and Related-Transactions.
Darryl Horne Notes
During 2008, the Company entered into three separate loan transactions with Darryl K. Horne, the Company’s President and Chief Executive Officer. The first loan permitted the Company to borrow up to $525,000 at 8%. As of December 28, 2008, the Company has borrowed the full $525,000. The interest is payable quarterly beginning in July 1, 2008 with principal payable upon demand. The note is unsecured and is not convertible into any Company securities. As of December 28, 2008, the quarterly interest is accrued but unpaid.
In July 2008, the Company entered into a second loan transaction with Mr. Horne, for a working capital loan to the Company. The terms of the loan provide that the Company is able to borrow $500,000 at 8% interest, with such interest payable quarterly beginning in October 2008. The Company has borrowed $500,000 under this agreement as of December 28, 2008. Principal under the loan is payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company’s Ft Walton Beach, Florida commercial property formerly utilized for SSSI’s operations (the “SSSI Property”). The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance. Mr. Horne’s loan is secured by a second deed of trust on the SSSI Property, which is junior in priority and subordinate to a first deed of trust securing the Company’s obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent. The loan is not convertible into any Company securities. The terms of the loan were approved by the Company’s Board of Directors, including each disinterested director. The loan documentation contains customary terms and conditions for financing of this type. Interest on this loan has been accrued but not paid on this loan at December 28, 2008.
On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne. Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5%. The Company has taken draws of $408,000 as of December 28, 2008. The loan is not convertible into any Company securities. Interest on this loan has been accrued but not paid on this loan at December 28, 2008.
Evan Auld-Susott Mortgage Note
On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP for the provision to the Company of a revolving line of credit. Evan Auld-Susott is a member of the Company’s Board of Directors. Under the line of credit, the Company is able to borrow $1,000,000 at 12.5% interest upon the Company’s certification to the lenders that the Company has fully exhausted all funds available to the Company pursuant to the $500,000 working capital loan from Darryl K. Horne, described above. Interest on the line of credit will be payable quarterly beginning in October 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the SSSI Property. The maturity date of the line of credit may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2,500 and (ii) one-half percent of the outstanding principal balance. The lender has a first deed of trust on the SSSI Property, which is senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to this working capital loan described above. The loan is not convertible into any Company securities. The terms of the line of credit were approved by the Company’s Board of Directors, including each disinterested director. The Company settled on this line in July 2008. As of December 28, 2008, the entire $1,000,000 has been advanced under the line. Interest on this loan has been accrued but not paid on this loan at December 28, 2008.
On November 12, 2008, the Company entered into a short-term borrowing agreement with Evan Auld-Susott as agent for The Susott FLP. Under this agreement, the Company borrowed $70,000 at 8.5% interest. This note is secured by certain receivables of the Company and is not convertible into any Company securities. Interest on this loan has been accrued but not paid on this loan at December 28, 2008.

Item 14. Principal Accountant Fees and Services.
Fees Paid to the Independent Auditors
The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended December 28, 2008, and December 30, 2007, respectively, and fees filed for other services rendered by the respective firms during those periods.

	2008	2007
Audit Fees	$144,000	$239,330
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$144,000	$239,330

All of the fees listed above were approved under the approval provisions of paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The fees listed above under “Audit Fees” relate to the integrated audit of our annual financial statement and internal control over financial reporting for the year ended December 28, 2008, including services for the reviews of the financial statements included in our quarterly reports filed on Form 10-Q for the 2008 period, and for services in connection with the audit of our annual financial statements for the fiscal-year ended December 30, 2007.
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

Horne International, Inc.

Date: March 9, 2009	By: /s/ Darryl K. Horne Name: Darryl K. Horne Title: Chief Executive Officer and President
Know by all persons by these presents, that each person whose signature appears below constitutes and appoints jointly and severally, Darryl K. Horne and John E. Krobath, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys –in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Darryl K. Horne	Principal Executive Officer and Director	March 9, 2009

/s/ John E. Krobath	Principal Financial Officer	March 9, 2009

/s/ Evan Auld-Susott	Director	March 9, 2009

/s/ John A. Moore	Director	March 9, 2009

EXHIBIT INDEX
2.1 Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc, Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005)
2.2 Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition, LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne, and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
3.1 Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.2 Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.3 Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.4 Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.5 Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
3.6 Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006)
3.7 Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005)
3.8 Amendment to the Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006)
4.1 Specimen Certificate of Common Stock (previously filed on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)
4.2 Registration Rights Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
10.1* Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)
10.2* First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)

10.3* Employment Agreement, dated as of October 1, 2008, by and between Horne International, Inc. and John E. Krobath. (previously filed with the Securities and Exchange Commission on November 6, 2008)
10.4* 2004 Non-Statutory Stock Option Plan dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004)
10.5* Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2004)
10.6* Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004)
10.7 Demand Promissory Note, dated as of March 19, 2008, by Horne International, Inc. to Darryl K. Horne (previously filed on Form 8-K/A, filed with the Securities and Exchange Commission on March 31, 2008).
10.8 Demand Promissory Note, dated as of April 1, 2008, by Horne International, Inc. to Darryl K. Horne (previously filed on Form 8-K/A, filed with the Securities and Exchange Commission on April 3, 2008). (previously filed with the Securities and Exchange Commission on November 6, 2008)
10.9 Commercial mortgage note, dated as of June 13, 2008, by and between Horne International, Inc. and Darryl K. Horne. (previously filed with the Securities and Exchange Commission on November 6, 2008)
10.10 Commercial mortgage note, dated as of June 13, 2008, by and among Horne International, Inc., and Evan Auld-Susott, as agent for the Susott Family Limited Partnership. (previously filed with the Securities and Exchange Commission on November 6, 2008)
10.11 Receivables financing agreement, dated August 6, 2008 by and between Horne International, Inc and Darryl K. Horne. (previously filed with the Securities and Exchange Commission on November 6, 2008)
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002 (filed herewith)
31.2 Certification of Interim Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1 Certification of the Chief Executive Officer and the Interim Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates management contract or compensatory arrangement.