Form 10-Q
period 2009-03-29
Horne International, Inc.
filed 2009-05-11
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2009
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
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐
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
Yes ☐   No ☑
As of May 7, 2009 there were 42,687,324 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	March	December
	29, 2009	28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$17	$22
Receivables, net	889	1,384
Prepaid expenses & Other current assets	144	98
Current assets of Discontinued Operations	27	98

Total current assets	1,077	1,602

Property and equipment, net	116	132
Investments in joint ventures	28	61
Other assets	57	57
Other assets of discontinued operations	3,279	3,480

TOTAL ASSETS	$4,557	$5,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332	$454
Accrued expenses	647	490
Deferred revenues	57	97
Current portion of debt	650	1,046
Current liabilities of discontinued operations	1,797	1,771

Total current liabilities	3,483	3,858
Long-term liabilities:
Non-current liabilities of discontinued operations	1,784	1,812

TOTAL LIABILITIES	5,267	5,670

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 42,687,324 and 42,687,324 issued and outstanding	4	4
Additional paid-in capital	78,648	78,772
Accumulated deficit	(79,362)	(79,114)

Total stockholders’ equity	(710)	(338)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,557	$5,332

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share and per share amounts)

	Three months ended
	March 29,	March 30,
	2009	2008
Revenues	$950	$1,216

Cost of revenues	622	1,144

Gross profit	328	72

Operating expenses	462	911

Loss from operations	(134)	(839)

Total non-operating (expense)income, net	(48)	5

Loss before provision for income taxes	(182)	(834)

Income tax expense	(2)	—

Loss before discontinued operations	(184)	(834)

Loss from discontinued operations	(64)	(1,047)

Net Loss	$(248)	$(1,881)

Weighted average common shares outstanding:
Basic and diluted	42,687,324	41,834,965

Basic and diluted earnings per share
Loss from continuing operations	(0.01)	(0.02)
Loss from discontinued operations	(0.00)	(0.02)

Net loss	(0.01)	$(0.04)

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars shown in 000’s except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance as of December 28, 2008	42,687,324	$4	$78,772	$(79,114)	$(338)

Net Loss				$(248)	$(248)
Share price guarantee settlement			(131)		$(131)
Option Issuances			$7		$7

Balance as of March 29, 2009	42,687,324	$4	$78,648	$(79,362)	$(710)

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000’s)
Statement of Cash Flows

	March 29,	March 30,
	2009	2008
Net loss	$(248)	$(1,881)
Adjustments to reconcile net loss to net Cash used in operating activities
Stock option expense	7	9
Depreciation/Amortization	16	71
Writedown of investments to fair value	(10)	—
Cash provided by discontinued operations	205	404
Net loss from discontinued operations	64	1,047
Decrease (increase) in balance sheet items
Receivables	495	39
Prepaid Expenses	(45)	70
Accounts Payable	(120)	309
Accrued Expenses	26	(201)
Deferred Revenue	(41)	—
Other balance sheet changes	(2)	4

Net cash provided by(used in) continuing operations	347	(129)

Cash flows from investing activities
Cash settlement of share price guarantee	—	(90)
Proceeds from joint ventures under the equity method	43	—
Cash invested in potential acquisition	—	(521)
Purchase of property and equipment	—	(5)

Net cash provided by(used in) investing activities	43	(616)

Cash flows from financing activities
Net cash (repayments)borrowings	(396)	260

Net cash (used in)provided by financing activities	(396)	260

Net decrease in cash and cash equivalents	(6)	(485)
Cash and cash equivalents at beginning of period	22	577

Cash and cash equivalents at end of period	$16	$92

Non-cash acquisitions of property & equipment were $0 for both periods.
The Company issued 913,242 shares of stock for the CEECO purchase earn-out during March 2008. This stock was valued at $200,000.
See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three month periods ended March 29, 2009 and March 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented.
The results of operations for the period ended March 29, 2009 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2008.
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
The Company is headquartered in Fairfax, Virginia, and has one operating subsidiary: Horne Engineering Services, LLC. The Company decided to cease operations of its Spectrum Sciences and Software, Inc. and Coast Engine & Equipment Co. subsidiaries in the first quarter of 2008.
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
The Company currently has a net operating loss carry forward of approximately $55 million at March 29, 2009. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in our equity ownership. The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement 109” in 2007. The Company currently has no uncertain tax provisions, thus the adoption of FIN 48 had no impact on the Company’s consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
Loss Per Share
The Company reports its earnings (loss) per share (“EPS”) in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.
Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 365,000 and 517,000 were not included in the computation of diluted EPS for the three month periods ended March 29, 2009, and March 30, 2008, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per share in those periods.
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
Recent Accounting Pronouncements
In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans and the Company does not anticipate any impact from the adoption of this pronouncement due to the lack of any plans that fall within the guidance.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is not expected to have a significant impact on our consolidated financial statements.
3. RECEIVABLES (000’s)
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	March	December
	29, 2009	28, 2008
Accounts Receivable
Billed AR	$772	$1,277
Unbilled AR	70	60
Holdbacks	48	48
Bad Debt Reserve	(1)	(1)

Total AR	$889	$1,384

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.
4. PROPERTY AND EQUIPMENT (000’s)

	March	December
	29, 2009	28, 2008
Property & Equipment
Buildings & Improvements	5	5
Furniture & Fixtures	11	11
Office Equipment	292	292
Vehicles	38	38

Total	$346	$346

Accumulated Depreciation	(230)	(214)

Property & Equipment, net	$116	$132

5. RELATED PARTY BORROWINGS
Darryl Horne Notes
On March 4, 2009, the Company entered into a loan transaction with Darryl K. Horne, the Company’s President and Chief Executive Officer, under which the Company borrowed $100,000 at 8% interest. The note is due by June 1, 2009 with interest due at loan repayment. The note is secured by certain receivables of the Company. As of March 29, 2009, there is $100,000 outstanding under this note.
During 2008, the Company entered into three separate loan transactions with Mr. Horne. The first loan permitted the Company to borrow up to $525,000 at 8%. As of March 29, 2009, the Company has borrowed the full $525,000. The interest is payable quarterly beginning July 1, 2008 with principal payable upon demand. The note is unsecured

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
and is not convertible into any Company securities. As of March 29, 2009, the quarterly interest is accrued but unpaid.
In July 2008, the Company entered into a second loan transaction with Mr. Horne, for a working capital loan to the Company. The terms of the loan provide that the Company is able to borrow $500,000 at 8% interest, with such interest payable quarterly beginning in October 2008. The Company has borrowed $500,000 under this agreement as of March 29, 2009. Principal under the loan is payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company’s Ft. Walton Beach, Florida, commercial property formerly utilized for SSSI’s operations (the “SSSI Property”). The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance. Mr. Horne’s loan is secured by a second deed of trust on the SSSI Property, which is junior in priority and subordinate to a first deed of trust securing the Company’s obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent. The loan is not convertible into any Company securities. The terms of the loan were approved by the Company’s Board of Directors, including each disinterested director. The loan documentation contains customary terms and conditions for financing of this type. Interest on this loan has been accrued but not paid at March 29, 2009.
On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne. Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5%. The Company paid this loan and the related interest in full during the first quarter of 2009.
Evan Auld-Susott Mortgage Note
On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP for the provision to the Company of a revolving line of credit. Evan Auld-Susott is a member of the Company’s Board of Directors. Under the line of credit, the Company is able to borrow $1,000,000 at 12.5% interest upon the Company’s certification to the lenders that the Company has fully exhausted all funds available to the Company pursuant to the $500,000 working capital loan from Darryl K. Horne, described above. Interest on the line of credit will be payable quarterly beginning in October 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the SSSI Property. The maturity date of the line of credit may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2,500 and (ii) one-half percent of the outstanding principal balance. The lender has a first deed of trust on the SSSI Property, which is senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to this working capital loan described above. The loan is not convertible into any Company securities. The terms of the line of credit were approved by the Company’s Board of Directors, including each disinterested director. The Company settled on this line in July 2008. As of March 29, 2009, the entire $1,000,000 has been advanced under the line. Interest on this loan has been accrued but not paid at March 29, 2009.
On November 12, 2008, the Company entered into a short-term borrowing agreement with Evan Auld-Susott as agent for The Susott FLP. Under this agreement, the Company borrowed $70,000 at 8.5% interest. This note is secured by certain receivables of the Company and is not convertible into any Company securities. The Company paid this note and interest in full during the first quarter of 2009.
John Krobath Notes
On March 18, 2009, the Company entered into a short-term borrowing arrangement with John Krobath, the Company’s Chief Financial Officer, under which the Company borrowed $25,000 at 8.5% interest. The loan is secured by certain receivables of the Company and is not convertible into any Company securities. Interest on this loan has been accrued at March 29, 2009.
On October 1, 2008, the Company entered into a short-term borrowing arrangement with John Krobath, the Company’s Chief Financial Officer, under which the Company borrowed $43,000 at 8.5% interest. This loan is not convertible into any Company securities but is secured by some of the Company’s real property in Ft. Walton Beach, Florida. This loan and related interest were paid in full during the first quarter of 2009.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
6. STOCK TRANSACTIONS
Under the terms of the CEECO acquisition agreement from 2005, the 913,242 shares of stock that were issued to Lou and Marilyn Rogers in March 2008 were subject to a share price guarantee. Those shares were issued at $0.219 per share. The average share price, calculated as the ten-day average closing share price centered on February 28, 2009, was $.0755. As a result the Company has recorded a payable to the Rogers of $131,050 and reduced additional paid in capital by that same amount.
7. STOCK-BASED COMPENSATION
The Company has a stock option plan available to compensate employees and directors as deemed appropriate by senior management. During the first quarter of 2009, the Company granted no new stock options.
The table below summarizes our stock option activity during the three months ended March 29, 2009.

	Number of shares	Option Price	Weighted Average Price
Options Outstanding 12/30/2008	445,000
Granted	—
Exercised	—
Cancelled	(80,000)	0.37 - 0.40	0.38

Options Outstanding 3/29/2009	365,000
The following table summarizes information about the Company’s outstanding stock options at March 29, 2009.
Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.20	100,000	30,000	4.2
0.35	70,000	30,000	3.3
0.40	10,000	6,000	3.3
0.50	75,000	70,000	7.2
0.80	110,000	100,000	0.4

	365,000	236,000

Total options available to issue			30,000,000
Total options outstanding or exercised			20,566,200

Total options Remaining			9,433,800

8. DISCONTINUED OPERATIONS
The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. subsidiary and Coast Engine & Equipment Co. subsidiary in early 2008. Accordingly, the operating results of these two entities are included in discontinued operations for all periods presented.
The Company is continuing to lease some of its real property in Ft. Walton Beach, Florida, while marketing it for sale. During 2009 and 2008, the Company was the lessor in an operating lease of office space. The lessee is the United States government, which rented space in the Company’s office building. The operating lease was renewed in September 2008. The lease is a four-year lease with lessee having the ability to exit the lease with a minimum of three months notice.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
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
The liabilities of discontinued operations primarily consist of mortgages and a capital lease obligation. The mortgages include a $1.8 million note that is adjustable at the U.S. federal funds rate plus 4% subject to certain interest rate floors and caps as specified in the agreement, and two fixed rate notes with interest rates of 12% and 8%. The adjustable mortgage rates in effect at March 29, 2009 and December 28, 2008, were both 7.0%. The interest rate on the capital lease is 7.1%. The fixed rate mortgage notes are detailed in Note 6 — Related Party Borrowings.
9. COMMITMENTS AND CONTINGENCIES
Legal Matters
Our outstanding legal proceedings are described in Note 16 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2008. There have been no material developments regarding any of our outstanding legal proceedings during the first quarter of 2009 and through the filing date of this report except as noted below.
B-Stand Lawsuit
On April 8, 2009, the Company reached a settlement agreement with the U.S. Air Force regarding the Company’s pending B-Stand litigation through the alternative disputes resolution process. The U.S. Air Force agreed to pay $122,500 in full settlement of all outstanding claims related to this matter. The Company expects to receive this payment in late May 2009.
10. SUBSEQUENT EVENTS
B-Stand Lawsuit
On April 8, 2009, the Company reached a settlement agreement with the U.S. Air Force regarding the Company’s pending B-Stand litigation through the alternative disputes resolution process. The U.S. Air Force agreed to pay $122,500 in full settlement of all outstanding claims related to this matter. The Company expects to receive this payment during the second quarter of 2009.
Rogers Note
On April 14, 2009, the Company entered into an agreement with Lou and Marilyn Rogers, with respect to the payment of 2008 share price guarantee (see Note 6 above), in the amount of $131,050, due under the CEECO acquisition agreement. The full amount will be paid in 3 installments during the second quarter of 2009.
Related Party Notes
On April 22, 2009, the Company amended and modified the 2009 borrowings with its CEO and CFO. The details of both agreements are included below.
The March 4, 2009 note with Darryl K. Horne, CEO, was superseded and replaced with a new $100,000 note. The terms of the new note include extending the maturity date to June 30, 2009, an interest rate of 8.5%, securing the note against certain Company receivables, and a $1,000 loan fee.
The March 18, 2009 note with John Krobath, CFO, was superseded and replaced with a new $45,000 note. The terms of the new note include extending the maturity to July 31, 2009 or the receipt of certain receivables, an interest rate of 8.5%, securing the note against certain receivables of the Company, and a $1,000 loan fee.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended December 29, 2008.
FORWARD-LOOKING STATEMENTS
The matters discussed in our Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could” “expect” “estimate” “may” “potential” “will” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors,” contained in our Annual Report of Form 10-K for the fiscal year ended December 29, 2008, as well as any cautionary language in the Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, activity levels, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.
DESCRIPTION OF THE COMPANY
The Company provides a variety services through its wholly-owned subsidiary Horne Engineering Services. The Company focuses on providing program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, and public outreach. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, and Transportation.
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
Net Operating Loss Carryforwards
We have not recognized the benefit in our financial statements with respect to approximately $55,000,000 net operating loss carryforward for federal income tax purposes as of March 29, 2009. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest, and, possibly, penalties prospectively.
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
COMPARISON OF THREE MONTHS ENDED MARCH 29, 2009 AND MARCH 30, 2008
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
Consolidated Overview (000’s)

	Three months ended March,
	2009		2008
Total revenue	$950	100.0%	$1,216	100.0%
Gross Profit	328	34.5%	72	5.9%
Operating loss	(134)	-14.1%	(839)	-69.0%
Revenue for the quarter ended March 29, 2009 decreased on a year-over-year basis by 22% or $266, as compared to the quarter ended March 30, 2008, primarily due to lower revenue from our real estate services contract of $150 and lower revenue from our homeland security work. Our real estate services contract was terminated in October 2008 but we will receive residual payments under that contract through June 2009. Our homeland security contract revenue has decreased due to staffing openings that will not be filled until the contract re-compete is finished in mid-2009. Gross margin improved both in total dollars and as a percentage of revenue, primarily due to the residual real estate services revenue that contributed approximately $100 in revenue and profit in the first quarter of 2009 as compared with a loss under that contract in the first quarter of 2008. Additionally, the overall profitability of our

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
contracts has improved due to the cost reductions we implemented in 2008 Our operating loss decreased approximately 55% in the first quarter of 2009 due primarily to reduced staffing, improved gross margins, lower Board of Director fees, and reduced facility costs.
Revenue for the second quarter of 2009 is expected to be about 10% higher than the first quarter of 2009 with our gross profit margin to continue to improve assuming our real estate revenue remains comparable between quarters. The primary reason for the expected improvement is that we have transitioned to full operation under our Afghanistan work for the second quarter of 2009. We expect our second quarter operating loss to move in line with our change in gross profit for the quarter between the first and second quarters.
Services Segment (000s)

	Three months ended March,
	2009		2008
Services
Total revenue	$950	100.0%	$1,216	100.0%
Gross profit	328	34.5%	72	5.9%
Operating gain(loss)	$284	29.9%	$(194)	-16.0%
Revenue for the quarter ended March 29, 2009 decreased on a year-over-year basis by 22% or $266, as compared to the quarter ended March 30, 2008, primarily due to lower revenue from our real estate services contract of $150 and lower revenue from our homeland security work. Our real estate services contract was terminated in October 2008 but we will receive residual payments under that contract through June 2009. Our homeland security contract revenue has decreased due to staffing openings that will not be filled until the contract re-compete is finished in mid-2009. Gross margin improved both in total dollars and as a percentage of revenue, primarily due to the residual real estate services revenue that contributed approximately $100 in revenue and profit in the first quarter of 2009 as compared with a loss under that contract in the first quarter of 2008.
Operating profit benefitted from improved gross profit and a reduction in our facility operating costs.
Corporate Expenses (000’s)

	Fiscal Quarter Ended March
	2009	2008
Operating Loss	$(418)	$(645)
Corporate expenses decreased 41% for the quarter ended March 29, 2009 as compared to the quarter ended March 30, 2008, due to headcount decreases between the periods, lower facility costs, and lower Board of Director fees. We anticipate that corporate expenses will increase slightly during the second quarter of 2009 as compared with the first quarter of 2009.
Other Income(Expense)
The change from other income to other expense in 2009 is a result of the interest expense from corporate debt.
Discontinued Operations
During the first quarter of 2008, the Company made the decision to close two of its operating subsidiaries, Spectrum Sciences and Software, Inc. and Coast Engine & Equipment Co. Spectrum operations ceased in May 2008 and CEECO ceased operations in February 2008. The 2009 discontinued operations activity relates to income and expenses from the remaining real property assets located in Ft. Walton Beach Florida and costs incurred with respect to our ongoing litigation issues described in our 2008 Annual Report on Form 10-K.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $17 thousand at March 29, 2009. Our cash position is relatively unchanged since year end with the decrease in receivables allowing the Company to pay down debt during the quarter.
As discussed in our 2008 Form 10-K, the Company has substantial liquidity challenges. While we continue to work towards profitability, there is significant uncertainty that the Company will have sufficient cash flow to sustain its operations.
The Company is pursuing additional funding sources in the event that funds from operations and affiliate financing are not sufficient to provide for our operations. These funding sources would primarily be in the form of bank credit lines. Given our past financial performance, the costs and fees associated with funding sources may be more expensive than the Company has historically paid. The Company can not determine if the funds available from operations will be sufficient for any acquisitions or facility expansions that may be undertaken during the year. Should the Company make any acquisitions or expansions, other sources of financing may be required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rates.
Interest Rate Risk
The Company has an adjustable rate mortgage, and two fixed rate mortgages on its Ft. Walton Beach properties. The adjustable rate mortgage is subject to floors and ceilings as stipulated in the note. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.
As of March 29, 2009, cash and cash equivalents were approximately $17 thousand. The Company only had investments in money market interest bearing accounts. Accordingly, we believe that a 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on future earnings or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 29, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 29, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our outstanding legal proceedings are described in Note 16 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2008. There have been no material developments regarding any of our outstanding legal proceedings during the first quarter of 2009 and through the filing date of this report except as noted below.
B-Stand Lawsuit
On April 8, 2009, the Company reached a settlement agreement with the U.S. Air Force regarding the Company’s pending B-Stand litigation through the alternative disputes resolution process. The U.S. Air Force agreed to pay $122,500 in full settlement of all outstanding claims related to this matter. The Company expects to receive this payment in late May 2009.
Item 1A. Risk Factors.
We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock. Those risk factors are disclosed in our 2008 Form 10-K.

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
10.9 Commercial mortgage note, dated as of June 13, 2008, by and between Horne International, Inc. and Darryl K. Horne. (previously filed with the Securities and Exchange Commission on November 6, 2008)
10.10 Commercial mortgage note, dated as of June 13, 2008, by and among Horne International, Inc., and Evan Auld-Susott, as agent for the Susott Family Limited Partnership. (previously filed with the Securities and Exchange Commission on November 6, 2008)
10.11 Receivables financing agreement, dated August 6, 2008 by and between Horne International, Inc. and Darryl K. Horne. (previously filed with the Securities and Exchange Commission on November 6, 2008)
10.12 Demand promissory note, dated as of April 23, 2009 by and between Horne International, Inc. and Darryl K. Horne (filed herewith)
10.13 Demand promissory note, dated as of April 23, 2009 by and between Horne International, Inc. and John Krobath (filed herewith)
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes —Oxley Act of 2002 (filed herewith)
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1 Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May, 2009.
HORNE INTERNATIONAL, INC.

By:	/s/ Darryl K. Horne
Darryl K. Horne
President and Chief Executive Officer

By:	/s/ John E, Krobath
John E. Krobath
Chief Financial Officer