Form 10-Q
period 2009-06-28
Horne International, Inc.
filed 2009-08-11
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐ No ☐
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
Yes ☐ No ☑
As of August 7, 2009 there were 42,687,324 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	June	December
	28, 2009	28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$48	$22
Receivables, net	730	1,384
Inventories	—	—
Prepaid expenses & Other current assets	107	98
Current assets of Discontinued Operations	124	98

Total current assets	1,009	1,602

Property and equipment, net	101	132
Investments in joint ventures	—	61
Other assets	57	57
Other assets of discontinued operations	3,155	3,480

TOTAL ASSETS	$4,322	$5,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$343	$454
Accrued expenses	518	490
Deferred revenues	57	97
Current portion of debt	625	1,046
Current liabilities of discontinued operations	1,759	1,771

Total current liabilities	3,302	3,858
Long-term liabilities:
Non-current liabilities of discontinued operations	1,755	1,812

TOTAL LIABILITIES	5,057	5,670

Commitments and contingencies (Note 13)

Stockholder’s Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 80,000,000 shares authorized, 42,687,324 and 41,774,082 issued and outstanding	4	4
Additional paid-in capital	78,655	78,772
Accumulated deficit	(79,394)	(79,114)

Total stockholder’s Deficit	(735)	(338)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,322	$5,332

	0	0
See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share and per share amounts)

	Quarter to Date		Year to Date
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Revenues
Services	$1,273	$1,005	$2,224	$2,222

Cost of revenues
Services	909	1,219	1,531	2,363

Gross profit(loss)
Services	364	(214)	693	(141)

Operating expenses	375	2,704	837	3,616

Loss from operations	(11)	(2,918)	(144)	(3,757)

Total non-operating (loss) income, net	(14)	(110)	(63)	(106)

Loss before discontinued operations	(27)	(3,028)	(211)	(3,863)

Loss from discontinued operations	(5)	(353)	(69)	(1,400)

Net Loss	$(32)	$(3,381)	$(280)	$(5,263)

Weighted average common shares outstanding:
Basic and diluted	42,687,324	42,687,324	42,687,324	42,263,499

Basic and diluted earnings per share
Loss from continuing operations	0.00	(0.07)	(0.00)	(0.09)
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.03)
Net loss	$(0.00)	$(0.08)	$(0.01)	$(0.12)

Net Loss	(32)	(3,381)	(280)	(5,263)
Total comprehensive loss	$(32)	$(3,381)	$(280)	$(5,263)

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars shown in 000’s except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 28, 2008	42,687,324	$4	$78,772	$(79,114)	$(338)

Net Loss				$(280)	$(280)
Share price guarantee settlement					$—
Option Issuances			$14		$14

Balance as of June 28, 2009	42,687,324	$4	$78,786	$(79,394)	$(604)

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000’s)
Statement of Cash Flows

	June 28,	June 29,
	2009	2008
Net loss	$(280)	$(3,863)
Adjustments to reconcile net loss to net
Cash used in operating activities
Stock option issuances	14	32
Depreciation/Amortization	31	124
Writedown of investments to fair value	(10)	169
Gain on disposal of equipment	—	(12)
Cash provided by discontinued operations	160	—
Net loss from discontinued operations	69	—
Receivables	654	225
Prepaid Expenses	(9)	1,280
Accounts Payable	(109)	275
Accrued Expenses	(103)	152
Deferred Revenue	(41)	—
Other balance sheet changes	—	1

Net cash provided by(used in) continuing operations	377	(1,617)

Cash flows from investing activities
Cash settlement of share price guarantee	—	(90)
Proceeds from joint ventures under the equity method	71	—
Cash invested in potential acquisition	—	(521)
Purchase of property and equipment	—	(5)

Proceeds from the sale of equipment	—	17

Net cash provided by(used in) investing activities	71	(599)

Cash flows from financing activities
Net cash (repayments)borrowings	(421)	1,235

Net cash (used in)provided by financing activities	(421)	1,235

Cash flows provided by(used in) discontinued operations
Operating		416
The Company issued 913,242 shares of stock for the CEECO purchase earn-out during March 2008. This stock was valued at $200,000.
See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for the three and six month periods ended June 28, 2009 and June 29, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented.
The results of operations for the period ended June 28, 2009 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2008.
The Company has substantial liquidity challenges. While we continue to work towards profitability, there is significant uncertainty that the Company will have sufficient cash flow to sustain its operations. The Company continues to pursue additional funding sources in the event that funds from operations and affiliate financing are not sufficient to provide for our operations.
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
The Company is headquartered in Fairfax, Virginia, and has one operating subsidiary: Horne Engineering Services, LLC. The Company decided to cease operations of its Spectrum Sciences and Software, Inc. and Coast Engine & Equipment Co. subsidiaries in the first quarter of 2008. As a result, the Company operates in a single segment—services.
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
The Company currently has a net operating loss carry forward of approximately $55 million at June 28, 2009. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the probability that the net operating loss carry forward will not be utilized, for various reasons, including the likelihood that we will not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in our equity ownership. The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement 109” in 2007. The Company currently has no uncertain tax provisions, thus the adoption of FIN 48 had no impact on the Company’s consolidated financial statements.

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
Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 331,000 and 605,000 were not included in the computation of diluted EPS for the three and six month periods ended June 28, 2009, and June 29, 2008, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per share in those periods.
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
In June 2009, SFAS 168 , The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 , was issued. The FASB Accounting Standards Codification TM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.
SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements that are presented in conformity with GAAP. SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, SFAS 168 replaces SFAS 162 to indicate this change to the GAAP hierarchy. SFAS 168 is not expected to have a significant impact on our financial reporting.
In June 2009, SFAS 167, Amendments to FASB Interpretation No. 46(R) , was issued. The objective of SFAS 167 is to amend certain requirements of FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46(R) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 carries forward the scope of FIN 46(R), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS 166, Accounting for Transfers of Financial Assets. SFAS 167 nullifies FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities . The principal objectives of these new disclosures are to provide financial statement users with an understanding of:
a.	The significant judgments and assumptions made by an enterprise in determining whether it must consolidate a variable interest entity and/or disclose information about its involvement in a variable interest entity;

b.	The nature of restrictions on a consolidated variable interest entity’s assets and on the settlement of its liabilities reported by an enterprise in its statement of financial position, including the carrying amounts of such assets and liabilities;

c.	The nature of, and changes in, the risks associated with an enterprise’s involvement with the variable interest entity; and

d.	How an enterprise’s involvement with the variable interest entity affects the enterprise’s financial position, financial performance and cash flows.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The provisions of SFAS 167 need not be applied to immaterial items. We do not expect SFAS 168 to have a significant impact on our financial reporting or financial position.
In June 2009, Staff Accounting Bulletin (SAB) 112 was issued. SAB 112 amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the FASB, namely, SFAS No. 141 (revised 2007), Business Combinations , or SFAS 141(R), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements .
In May 2009, SFAS 165, Subsequent Events , was issued. The objective of SFAS 165 is to establish principles and requirements for subsequent events. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. In addition, it establishes the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, SFAS 165 states the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 should be applied to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP. An entity should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity should not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. An entity should disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Some nonrecognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. For such events, an entity should disclose the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The provisions of SFAS 165 need not be applied to immaterial items. We do not believe the adoption of this pronouncement will have a material effect on the Company’s financial position or results of operations.
3. RECEIVABLES (000’s)
Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	June	December
Accounts Receivable	28, 2009	28, 2008
Billed AR	$604	$1,277
Unbilled AR	79	60
Holdbacks	48	48
Bad Debt Reserve	(1)	(1)

Total AR	$730	$1,384

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
4. PROPERTY AND EQUIPMENT (000’s)

	June	December
Property & Equipment	28, 2009	28, 2008
Buildings & Improvements	5	5
Furniture & Fixtures	11	11
Office Equipment	292	292
Vehicles	38	38

Total	$346	$346

Accumulated Depreciation	(245)	(213)

Property & Equipment, net	$101	$132

5. RELATED PARTY BORROWINGS
Darryl Horne Notes
On March 4, 2009, the Company entered into a loan transaction with Darryl K. Horne, the Company’s President and Chief Executive Officer, under which the Company borrowed $100,000 at 8% interest. The note is due by June 1, 2009 with interest due at loan repayment. The note is secured by certain receivables of the Company. This note was revised on April 22, 2009 to extend the loan until June 30, 2009 and change the interest rate to 8.5%. As of June 28, 2009, there is $100,000 outstanding under this note.
During 2008, the Company entered into three separate loan transactions with Mr. Horne. The first loan permitted the Company to borrow up to $525,000 at 8%. As of March 29, 2009, the Company has borrowed the full $525,000. The interest is payable quarterly beginning July 1, 2008 with principal payable upon demand. The note is unsecured and is not convertible into any Company securities. As of June 28, 2009, the quarterly interest is accrued but unpaid.
In July 2008, the Company entered into a second loan transaction with Mr. Horne, for a working capital loan to the Company. The terms of the loan provide that the Company is able to borrow $500,000 at 8% interest, with such interest payable quarterly beginning in October 2008. The Company has borrowed $500,000 under this agreement as of March 29, 2009. Principal under the loan is payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company’s Ft. Walton Beach, Florida, commercial property formerly utilized for SSSI’s operations (the “SSSI Property”). The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance. Mr. Horne’s loan is secured by a second deed of trust on the SSSI Property, which is junior in priority and subordinate to a first deed of trust securing the Company’s obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent. The loan is not convertible into any Company securities. The terms of the loan were approved by the Company’s Board of Directors, including each disinterested director. The loan documentation contains customary terms and conditions for financing of this type. See additional information regarding this loan in the subsequent events footnote.
On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne. Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5%. The Company paid this loan and the related interest in full during the first quarter of 2009.
Evan Auld-Susott Mortgage Note
On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP for the provision to the Company of a revolving line of credit. Evan Auld-Susott is a member of the Company’s Board of Directors. Under the line of credit, the Company is able to borrow $1,000,000 at 12.5% interest upon the Company’s certification to the lenders that the Company has fully exhausted all funds available to

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the Company pursuant to the $500,000 working capital loan from Darryl K. Horne, described above. Interest on the line of credit will be payable quarterly beginning in October 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the SSSI Property. The maturity date of the line of credit may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2,500 and (ii) one-half percent of the outstanding principal balance. The lender has a first deed of trust on the SSSI Property, which is senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to this working capital loan described above. The loan is not convertible into any Company securities. The terms of the line of credit were approved by the Company’s Board of Directors, including each disinterested director. The Company settled on this line in July 2008. As of June 28, 2009, the entire $1,000,000 has been advanced under the line. See additional information regarding this loan in the subsequent events footnote.
On November 12, 2008, the Company entered into a short-term borrowing agreement with Evan Auld-Susott as agent for The Susott FLP. Under this agreement, the Company borrowed $70,000 at 8.5% interest. This note is secured by certain receivables of the Company and is not convertible into any Company securities. The Company paid this note and interest in full during the first quarter of 2009.
John Krobath Notes
On March 18, 2009, the Company entered into a short-term borrowing arrangement with John Krobath, the Company’s former Chief Financial Officer, under which the Company borrowed $25,000 at 8.5% interest. The loan is secured by certain receivables of the Company and is not convertible into any Company securities. Interest on this loan has been accrued at March 29, 2009. This note was revised on April 22, 2009 to increase the amount of the to $45,000.00 and to extend the loan until July 31, 2009. This loan was paid in full in May 2009.
On October 1, 2008, the Company entered into a short-term borrowing arrangement with John Krobath, the Company’s former Chief Financial Officer, under which the Company borrowed $43,000 at 8.5% interest. This loan is not convertible into any Company securities but is secured by some of the Company’s real property in Ft. Walton Beach, Florida. This loan and related interest were paid in full during the first quarter of 2009.
6. STOCK TRANSACTIONS
Under the terms of the CEECO acquisition agreement from 2005, the 913,242 shares of stock that were issued to Lou and Marilyn Rogers in March 2008 were subject to a share price guarantee. Those shares were issued at $0.219 per share. The average share price, calculated as the ten-day average closing share price centered on February 28, 2009, was $.0755. As a result the Company recorded a payable to the Rogers of $131,050 and reduced additional paid in capital by that same amount. A payable of $61,050 is outstanding at June 28, 2009.
7. STOCK-BASED COMPENSATION
The Company has a stock option plan available to compensate employees and directors as deemed appropriate by senior management. During the first half of 2009, the Company granted no new stock options.
The table below summarizes our stock option activity during the six months ended June 28, 2009.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Number of shares	Option Price	Weighted Average Price
Options Outstanding 12/30/2008	445,000
Granted	—
Exercised	—
Cancelled	(114,000)	0.20 - 0.40	0.38

Options Outstanding 6/28/2009	331,000
The following table summarizes information about the Company’s outstanding stock options at June 28, 2009.
Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.20	70,000	70,000	1.0

0.35	70,000	30,000	3.0
0.40	6,000	6,000	1.0
0.50	75,000	70,000	6.5
0.80	110,000	100,000	0.1

	331,000	276,000

Total options available to issue			30,000,000
Total options outstanding or exercised			20,566,200

Total options Remaining			9,433,800

8. DISCONTINUED OPERATIONS
The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. subsidiary and Coast Engine & Equipment Co. subsidiary in early 2008. Accordingly, the operating results of these two entities are included in discontinued operations for all periods presented.
The Company is continuing to lease some of its real property in Ft. Walton Beach, Florida, while marketing it for sale. During 2009 and 2008, the Company was the lessor in an operating lease of office space. The lessee is the United States government, which rented space in the Company’s office building. The operating lease was renewed in September 2008. The lease is a four-year lease with lessee having the ability to exit the lease with a minimum of three months notice. See Subsequent Events footnote for additional information.
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
The liabilities of discontinued operations primarily consist of mortgages and a capital lease obligation. The mortgages include a $1.7 million note that is adjustable at the U.S. federal funds rate plus 4% subject to certain interest rate floors and caps as specified in the agreement, and two fixed rate notes with interest rates of 12% and 8%. The adjustable mortgage rates in effect at June 28, 2009 and December 28, 2008, were both 7.0%. The interest rate on the capital lease is 7.1%. The fixed rate mortgage notes are detailed in Note 5 — Related Party Borrowings.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
9. COMMITMENTS AND CONTINGENCIES
Legal Matters
Our outstanding legal proceedings are described in Note 16 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2008. There have been no material developments regarding any of our outstanding legal proceedings during the first six months of 2009 and through the filing date of this report except as noted below.
B-Stand Lawsuit
On April 8, 2009, the Company reached a settlement agreement with the U.S. Air Force regarding the Company’s pending B-Stand litigation through the alternative disputes resolution process. The U.S. Air Force agreed to pay $122,500 in full settlement of all outstanding claims related to this matter. The Company expects to receive this payment in the third quarter of 2009.
10. SUBSEQUENT EVENTS
Effective July 31, 2009, Horne International, Inc. entered into an Agreement to Transfer Property with Darryl K. Horne and The Susott Family Limited Partnership and 91 Hill Avenue, LLC. The Agreement states that Horne International, Inc. will transfer the real property located at 91 Hill Avenue, Fort Walton Beach, Florida to 91 Hill Avenue, LLC. In addition, the Company will also issue to 91 Hill Avenue, LLC two million stock options with a price of the greater of $0.10 or $0.25 less than the reported stock one day prior to the exercise of the options. As consideration for the transfer of the real property and the aforementioned stock options, Darryl K. Horne and the Susott Family Limited Partnership will each forgive certain secured and unsecured debt owed to each of them by the Company. Darryl K. Horne will forgive both secured and unsecured debt owed to him by the Company in the amount of $750,000.00. The Susott Family Limited Partnership will forgive secured debt owed to it by the Company in the amount of $1,000,000.00 .
On August 7, 2009, the deed to transfer real property owned by Horne International, Inc. located at 91 Hill Avenue, Fort Walton Beach, FL was recorded in Okaloosa County, Florida pursuant to the July 31, 2009 Agreement to Transfer Property.
There are no further material subsequent events. Management has assessed subsequent events through August 10, 2009.
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
FORWARD-LOOKING STATEMENTS (Dollars in 000’s except per share amounts)
The matters discussed in our Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
such as “could” “expect” “estimate” “may” “potential” “will” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors,” contained in our Annual Report of Form 10-K for the fiscal year ended December 29, 2008, as well as any cautionary language in the Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
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
DESCRIPTION OF THE COMPANY
The Company provides a variety services through its wholly-owned subsidiary Horne Engineering Services. The Company focuses on providing program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, and public outreach. Our primary customer is the U.S. Government, with specific focus within the Departments of Homeland Security and Defense.
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
Net Operating Loss Carryforwards
We have not recognized the benefit in our financial statements with respect to approximately $55,000,000 net operating loss carryforward for federal income tax purposes as of June 28, 2009. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the likelihood that we will not have sufficient profits to use the carryforward or the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest, and, possibly, penalties prospectively.

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
Off- Balance Sheet Risk
The Company currently has no off- balance sheet arrangements.
COMPARISON OF THREE MONTHS ENDED JUNE 28, 2009 AND JUNE 29, 2008
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
Consolidated Overview (000’s)

	Three months ended June,
	2009		2008
Total revenue	$1,273	100.0%	$1,005	100.0%
Gross Profit	364	28.6%	(214)	-21.3%
Operating loss	(11)	-0.9%	(2,919)	-290.4%
Revenue for the quarter ended June 28, 2009 increased on a year-over-year basis by $268 or 27%, as compared to the quarter ended June 29, 2008, primarily due to added revenue of $270 from our new Afghanistan contract, increased revenue from our real estate services work and lower revenue from our homeland security work due to staffing reductions on that contract. Our real estate services contract was terminated in October 2008 but we will receive residual payments under that contract through June 2009. Our homeland security contract revenue has decreased due to staffing openings that will not be filled until the contract re-compete is completed and a contract is awarded in late 2009. Gross margin improved both in total dollars and as a percentage of revenue, primarily due to the residual real estate services revenue that contributed approximately $247 in revenue and profit in the second quarter of 2009 as compared with a loss of $140 under that contract in the second quarter of 2008. Additionally, the overall profitability of our contracts has improved due to the cost reductions we implemented in 2008. Our operating loss decreased significantly in the second quarter of 2009 due primarily the absence of Amata related transaction costs of $1,319, reduced severance costs as a result of the termination of a prior CFO in 2008, decreased costs attributable to the relocation of office space, reduced staffing, improved gross margins, lower Board of Director fees, and reduced facility costs.
Revenue for the third quarter of 2009 is expected to decrease 15% from the second quarter revenue from 2009 with our gross profit margin declining. Both of these decreases are a direct result of the termination of our real estate services work as of June 2009 We expect our third quarter operating loss to move in line with our change in gross profit for the quarter.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Services Segment (000’s)

	Three months ended June,
	2009		2008
Services
Total revenue	$1,273	100.0%	$1,005	100.0%
Gross profit	364	28.6%	(214)	-21.3%
Operating gain(loss)	$344	27.0%	$(364)	-36.2%
Revenue for the quarter ended June 28, 2009 increased on a year-over-year basis by $268 or 27%, as compared to the quarter ended June 29, 2008, primarily due to added revenue of $270 from our new Afghanistan contract, increased revenue from our real estate services work and lower revenue from our homeland security work due to staffing reductions on that contract. Our real estate services contract was terminated in October 2008 but we receive residual payments under that contract through June 2009. Our homeland security contract revenue has decreased due to staffing openings that will not be filled until the contract re-compete is finished and a contract is awarded in late 2009. Gross margin improved both in total dollars and as a percentage of revenue, primarily due to the residual real estate services revenue that contributed approximately $247 in revenue and profit in the second quarter of 2009 as compared with a loss of $140 under that contract in the second quarter of 2008. Additionally, the overall profitability of our contracts has improved due to the cost reductions we implemented in 2008. Operating profit improved due to the improvement in gross margin.
Corporate Expenses (000’s)

	Fiscal Quarter Ended June
	2009	2008
Operating Loss	$(355)	$(2,554)
Corporate expenses decreased significantly for the quarter ended June 28, 2009 as compared to the quarter ended June 29, 2008, Our operating loss decreased significantly in the second quarter of 2009 due primarily to the absence of the Amata related transaction costs of $1,318, reduced severance costs recorded in 2008 as a result of the termination of a prior CFO in 2008, decreased costs attributable to the relocation of office space, reduced staffing, improved gross margins, lower Board of Director fees, and reduced facility costs. We anticipate that corporate expenses will remain flat for the third quarter of 2009.
Other Income(Expense)
The decrease in non-operating loss is due to decreased interest expense associated with the mortgage notes on the property located at 91 Hill Avenue, Fort Walton Beach, FL.
COMPARISON OF SIX MONTHS ENDED JUNE 28, 2009 AND JUNE 29, 2008
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.
Consolidated Overview

	Six months ended June,
	2009		2008
Total revenue	$2,224	100.0%	$2,222	100.0%
Gross Profit	693	31.2%	(141)	-6.3%
Operating loss	(144)	-6.5%	(3,757)	-169.1%
Revenue for the six months ended June 28, 2008 was flat on a year-over-year basis, compared to the six months ended June 29, 2008. Gross margin as a percentage of sales increased from 2008 due to the change in revenue on the real estate service contract of a positive $678 between the two periods. Our operating loss decreased

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
significantly in the first six months of 2009 due primarily to reduced severance costs as a result of the termination of a prior CFO in 2008, decreased costs attributable to the relocation of office space, the absence of the Amata related transaction costs in 2009 reduced staffing, improved gross margins, lower Board of Director fees, and reduced facility costs.
Services Segment

	Six months ended June,
	2009		2008
Services
Total revenue	$2,224	100.0%	$2,222	100.0%
Gross Profit	693	31.2%	(141)	-6.3%
Operating gain	$628	28.2%	$(365)	-16.4%
Revenue for the six months ended June 28, 2008 was flat on a year-over-year basis, compared to the six months ended June 29, 2008. Gross margin as a percentage of sales increased from 2008 due to the change in the real estate service contract of a positive $678 between the two periods.
Operating profit improved between the periods as reductions in overhead expenses and staffing were augmented by reduced gross profits.
Corporate Expenses

	Six months ended June,
	2009	2008
Operating loss	$(805)	$(4,155)
Corporate expenses decreased for the six months ended June 28, 2009, compared with the six months ended June 29, 2008, due to the absence of Amata related write-offs of $1,318, the lease termination costs of $400, decreased intangible amortization of $360 and reduced operating costs from staff reductions and lower space costs.
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
Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $48 at June 28, 2009. Our cash position is relatively unchanged since year end with the decrease in receivables allowing the Company to pay down debt during the year.
As discussed in our 2008 Form 10-K, the Company has substantial liquidity challenges. While we continue to work towards profitability, there is significant uncertainty that the Company will have sufficient cash flow to sustain its operations.
The Company continues to pursue additional funding sources in the event that funds from operations and affiliate financing are not sufficient to provide for our operations. These funding sources would primarily be in the form of bank credit lines. Given our past financial performance, the costs and fees associated with funding sources may be more expensive than the Company has historically paid. The Company can not determine if the funds available from operations will be sufficient for any acquisitions or facility expansions that may be undertaken during the year. Should the Company make any acquisitions or expansions, other sources of financing may be required.

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
As of June 28, 2009, cash and cash equivalents were approximately $48 thousand. The Company only had investments in money market interest bearing accounts. Accordingly, we believe that a 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on future earnings or cash flows.
Foreign Exchange Risk
The Company is no longer exposed to foreign currency risks.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 28, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 28, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our outstanding legal proceedings are described in Note 16 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2008. There have been no material developments regarding any of our outstanding legal proceedings during the six months of 2009 and through the filing date of this report except as noted below.
B-Stand Lawsuit
On April 8, 2009, the Company reached a settlement agreement with the U.S. Air Force regarding the Company’s pending B-Stand litigation through the alternative disputes resolution process. The U.S. Air Force agreed to pay $122,500 in full settlement of all outstanding claims related to this matter. The Company expects to receive this payment in the third quarter of 2009.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2009.
HORNE INTERNATIONAL, INC.

By:	/s/ Darryl K. Horne
Darryl K. Horne
President and Chief Executive Officer

By:	/s/ Paige E. Shannon

Paige E. Shannon
Chief Financial Officer