Form 10-Q
period 2009-09-30
Horne International, Inc.
filed 2009-11-12
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 27, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number:  000-50373

Horne International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-0182158
(State or other jurisdiction of incorporation or organization) 3975 University Drive, Suite 100, Fairfax, Virginia	(I.R.S. Employer Identification No.) 22030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  703-641-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒

As of November 11, 2009 there were 42,687,324 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	September	December
	27, 2009	28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$108	$22
Receivables, net	726	1,384
Prepaid expenses & Other current assets	87	98
Current assets of Discontinued Operations	125	98
Total current assets	1,046	1,602

Property and equipment, net	87	132
Investments in joint ventures	-	61
Other assets	57	57
Other assets of discontinued operations	1,770	3,480
TOTAL ASSETS	$2,960	$5,332

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$421	$454
Accrued expenses	559	490
Deferred revenues	57	97
Current portion of debt	375	1,046
Current liabilities of discontinued operations	309	1,771
Total current liabilities	1,721	3,858
Long-term liabilities:
Non-current liabilities of discontinued operations	1,726	1,812
TOTAL LIABILITIES	3,447	5,670

Commitments and contingencies

Stockholders' equity: r's Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized,42,687,324 and 42,687,324 issued and outstanding	4	4
Additional paid-in capital	79,027	78,772
Accumulated deficit	(79,518)	(79,114)
Total stockholders' deficit	(487)	(338)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,960	$5,332

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share and per share amounts)

	Quarter to Date		Year to Date
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Revenues	$1,007	$1,093	$3,230	$3,315

Cost of revenues	714	1,006	2,245	3,369

Gross profit (loss)	293	87	985	(54)

Operating expenses	358	676	1,194	4,291
Loss from operations	(65)	(589)	(209)	(4,345)
Total non-operating income(loss), net	(3)	(53)	(66)	(158)
Gain(Loss) before provision for income taxes	(68)	(642)	(275)	(4,503)
Income tax expense	-	(1)	(4)	(1)
Income(Loss) before discontinued operations	(68)	(643)	(279)	(4,504)
Income(Loss) from discontinued operations	(55)	(38)	(125)	(1,439)
Net Income(Loss)	$(123)	$(681)	$(404)	$(5,943)

Weighted average common shares outstanding:
Basic and diluted	42,687,324	42,687,324	42,687,324	42,406,326

Basic and diluted earnings per share
Loss from continuing operations	(0.00)	(0.02)	(0.01)	(0.11)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.03)
Net Income(Loss)	$(0.00)	$(0.02)	(0.01)	$(0.14)

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Deficit (Unaudited)
(Dollars shown in 000’s except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 28, 2008	42,687,324	$4	$78,772	$(79,114)	$(338)

Net Loss				$(404)	$(404)
Share price guarantee settlement			$(131)		$(131)
Equity activities related to 91 Hill property transfer			$371		$371
Option Issuances			$15		$15

Balance as of September 27, 2009	42,687,324	$4	$79,027	$(79,518)	$(487)

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000’s)

	September 27,	September 28,
	2009	2008

Net loss	$(404)	$(5,943)
Adjustments to reconcile net loss to net
Cash used in operating activities
Stock option issuances	15	43
Depreciation/Amortization	44	143
Writedown of investments to fair value	(10)	169
Gain on disposal of equipment	-	(3)
Non-Cash impact of debt forgiveness for 91 hill property	121	-
Cash provided by discontinued operations	132	1,827
Net loss from discontinued operations	4	-
Decrease (increase) in balance sheet items
Receivables	658	250
Prepaid Expenses	11	1,305
Accounts Payable	(33)	65
Accrued Expenses	38	(104)
Deferred Revenue	(41)	106
Other balance sheet changes	2	0
Net cash provided by(used in) continuing operations	536	(2,142)

Cash flows from investing activities
Cash settlement of share price guarantee	(100)	(90)
Proceeds from joint ventures under the equity method	71	-
Cash invested in potential acquisition	-	(521)
Purchase of property and equipment	-	(109)
Proceeds from the sale of equipment	-	22
Net cash (used in) investing activities	(29)	(698)

Cash flows from financing activities
Net cash (repayments)borrowings	(421)	2,320
Net cash (used in)provided by financing activities	(421)	2,320

Net increase(decrease) in cash and cash equivalents	86	(520)
Cash and cash equivalents at beginning of period	22	577
Cash and cash equivalents at end of period	$108	$57

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 27, 2009 and September 28, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.   The Company consistently applied the accounting policies described in the Company’s 2008 Annual Report on form 10-K in preparing these unaudited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

The results of operations for the three and nine month periods ended September 27, 2009 are not necessarily indicative of the results that may be expected for the year.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

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

The Company currently has a net operating loss carry forward of approximately $55 million at September 27, 2009.  The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in our equity ownership.  The Company adopted ASC 740-10-25 (formerly FIN 48 “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement 109” in 2007) and has determined that there are currently no uncertain tax provisions, thus the adoption of FIN 48 had no impact on the Company’s consolidated financial statements.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Loss Per Share

Basic Earnings Per Share (EPS) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period.  Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the impact of common stock equivalents if the impact is not anti-dilutive.  The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock.  Common stock equivalents of 2,331,000 and 331,000 were not included in the computation of diluted EPS for the nine month period ended September 27, 2009, and three and nine month periods September 28, 2008, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per share in those periods.

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

Recent Accounting Pronouncements

In December 2008, the FASB, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC 715.20.65-2).  ASC 715.20.65-2 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. ASC 715.20.65-2 does not change the accounting treatment for postretirement benefits plans and the Company does not anticipate any impact from the adoption of this pronouncement due to the lack of any plans that fall within the guidance.

 In April 2009, the FASB issued ASC 820.10.65-4 Fair Value Measurements and Disclosure  “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820.10.65-4)was  issued in April, 2009 by FASB. ASC 820.10.65-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased.  ASC 820.10.65-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820.10.65-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. ASC 820.10.65-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of ASC 820.10.65-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 320.10.65-1, “Recognition and Presentation of Other-Than-Temporary Impairment” (ASC 320.10.65-1). ASC 320.10.65-1 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under ASC 320.10.65-1, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, ASC 320.10.65-1 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. ASC 320.10.65-1 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009,ASC 320.10.65-1 is not expected to have a significant impact on our consolidated financial statements.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

In April 2009, the FASB issued ASC 825.10.65-1, “Interim Disclosure about Fair Value of Financial Instruments” (ASC 825.10.65-1). ASC 825.10.65.1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, ASC 825.10.65-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. ASC 825.10.65-1 does not change the accounting treatment for these financial instruments and is not expected to have a significant impact on our consolidated financial statements.

In June 2009, ASC 105.10 , The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 , was issued. The FASB Accounting Standards Codification TM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of  ASC 105.10, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

ASC 105.10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following ASC 105.10 , the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements that are presented in conformity with GAAP. SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, ASC 105.10 replaces SFAS 162 to indicate this change to the GAAP hierarchy. ASC 105.10 is not expected to have a significant impact on our financial reporting.

In June 2009, ASC 810.10, Amendments to FASB Interpretation No. 46(R) , was issued. The objective of ASC 810.10 is to amend certain requirements of ASC 860 (revised December 2003), Consolidation of Variable Interest Entities, or ASC 860 to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810 carries forward the scope of ASC 860, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in ASC 860, Accounting for Transfers of Financial Assets. ASC 810.10 nullifies FASB Staff Position ASC 860, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities . The principal objectives of these new disclosures are to provide financial statement users with an understanding of:

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

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The provisions of ASC 810 need not be applied to immaterial items. We do not expect ASC 105.10 to have a significant impact on our financial reporting or financial position.

In June 2009, Staff Accounting Bulletin (SAB) 112 was issued. SAB 112 amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the FASB, namely, ASC 860 (revised 2007), Business Combinations , or ASC 805, and ASC 810.10, Noncontrolling Interests in Consolidated Financial Statements .

In May 2009, ASC 855.10, Subsequent Events , was issued. The objective of  ASC 855.10 is to establish principles and requirements for subsequent events. In particular, ASC.10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. In addition, it establishes the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, ASC 855.10 states the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855.10 should be applied to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP. An entity should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity should not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. An entity should disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Some nonrecognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. For such events, an entity should disclose the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made. ASC 855.10 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The provisions of ASC 855.10 need not be applied to immaterial items. The adoption of this pronouncement did not  have a material effect on the Company’s financial position or results of operations.

3.        RECEIVABLES

Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers.  The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	September	December
Accounts Receivable	27, 2009	28, 2008
Billed AR	$589	$1,277
Unbilled AR	89	60
Holdbacks	48	48
Bad Debt Reserve	(1)	(1)
Other	1	-
Total AR	$726	$1,384

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.        PROPERTY AND EQUIPMENT

	September	December
Property & Equipment	27, 2009	28, 2008
Buildings & Improvements	$5	$5
Furniture & Fixtures	11	11
Office Equipment	292	292
Vehicles	38	38
Total	$346	$346
Accumulated Depreciation	(259)	(214)
Property & Equipment, net	$87	$132

5.        BORROWINGS

Darryl Horne Notes

On March 4, 2009, the Company entered into a loan transaction with Darryl K. Horne, the Company’s President and Chief Executive Officer, under which the Company borrowed $100,000 at 8% interest.  The note was due by June 1, 2009 with interest due at loan repayment.  The note is secured by certain receivables of the Company.  This note which was revised on April 22, 2009 to extend the loan until June 30, 2009 and change the interest rate to 8.5% remains outstanding. As of September 27, 2009, there is $100,000 outstanding under this note.

During 2008, the Company entered into three separate loan transactions with Mr. Horne.  The first loan permitted the Company to borrow up to $525,000 at 8%.  As of September 27, 2009, the Company has borrowed $275,000 under this line.  The interest is payable quarterly beginning July 1, 2008 with principal payable upon demand.  The note is unsecured and is not convertible into any Company securities.  As of September 27, 2009, the quarterly interest is accrued but unpaid.  As part of the transfer of the 91Hill Avenue property in August 2009, as described in Note 6 ,the Company retired $250,000 of this debt from Darryl K. Horne.

In July 2008, the Company entered into a second loan transaction with Mr. Horne, for a working capital loan to the Company.  The terms of the loan provided that the Company is able to borrow $500,000 at 8% interest, with such interest payable quarterly beginning in October 2008.  There are no amounts outstanding under this loan as of September 27, 2009.  This loan was settled in the 91 Hill Avenue transfer as described in Note 6.

On August 6, 2008, the Company entered into a receivables financing agreement with Mr.  Horne.  Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5%.  The Company paid this loan and the related interest in full during the first quarter of 2009.

Evan Auld-Susott Mortgage Note

On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP for the provision to the Company of a revolving line of credit.   Evan Auld-Susott is a member of the Company's Board of Directors.  Under the line of credit, the Company was able to borrow $1,000,000 at 12.5% interest upon the Company's certification to the lenders that the Company has fully exhausted all funds available to the Company pursuant to the $500,000 working capital loan from Darryl K. Horne, described above.  Interest on the line of credit was payable quarterly beginning in October 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the Company’s property located in Fort Walton Beach, FL formerly used by SSSI subsidiary ( the SSSI Property). The maturity date of the line of credit was extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2,500 and (ii) one-half percent of the outstanding principal balance.  The lender had a first deed of trust on the SSSI Property, which is senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to this working capital loan described above.  The loan is not convertible into any Company securities.  The terms of the line of credit were approved by the Company's Board of Directors, including each disinterested director.  The Company closed on this line in July 2008.  As of August 7, 2009, the line was settled in full in connection with the transfer of the 91 Hill Avenue property.  See further discussion in Note 6.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

On November 12, 2008, the Company entered into a short-term borrowing agreement with Evan Auld-Susott as agent for The Susott FLP.  Under this agreement, the Company borrowed $70,000 at 8.5% interest.  This note is secured by certain receivables of the Company and was not convertible into any Company securities.  The Company paid this note and interest in full during the first quarter of 2009.

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

On October 1, 2008, the Company entered into a short-term borrowing arrangement with John Krobath under which the Company borrowed $43,000 at 8.5% interest.  This loan was not convertible into any Company securities but was secured by some of the Company’s real property in Ft. Walton Beach, Florida.  This loan and related interest were paid in full during the first quarter of 2009.

6.        91 HILL AVENUE TRANSFER

On August 6, 2009, Horne International, Inc. entered into an Agreement to Transfer Property with Darryl K. Horne and The Susott Family Limited Partnership and 91 Hill Avenue, LLC.  The Agreement provided for transfer the real property located at 91 Hill Avenue, Fort Walton Beach, Florida to 91 Hill Avenue, LLC an entity controlled by Darryl K. Horne and the Susott Family Limited Partnership.  In connection with the with the transaction,  the Company will also issue to 91 Hill Avenue, LLC stock options to purchase 2,000,000 shares of company common stock with a price of the greater of $0.10 or $0.25 less than the reported price of the common stock one day prior to the exercise of the options.  These stock options were valued at $311,000 using the Black Scholes model.  These  stock options vest on December 31, 2009.  As consideration for the transfer of the real property and the aforementioned stock options, Darryl K. Horne and the Susott Family Limited Partnership each forgave certain secured and unsecured debt owed to each of them by the Company.  Darryl K. Horne forgave both secured and unsecured debt owed to him by the Company in the amount of $750,000.00.  The Susott Family Limited Partnership will forgive secured debt owed to it by the Company in the amount of $1,000,000.  This transaction and the resulting transfer of property were consummated on August 7, 2009.

This transaction resulted in a charge to Additional Paid in Capital of $371,000.

7.        STOCK TRANSACTIONS

Under the terms of the CEECO acquisition agreement from 2005, the 913,242 shares of stock that were issued to Lou and Marilyn Rogers in March 2008 were subject to a share price guarantee.  Those shares were issued at $0.219 per share. The average share price, calculated as the ten-day average closing share price centered on February 28, 2009, was $.0755.  As a result the Company recorded a payable to the Rogers of $131,050 and reduced additional paid in capital by that same amount.  A payable of $38,550 is outstanding at September 27, 2009.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8.        STOCK-BASED COMPENSATION

The Company has a stock option plan available to compensate employees and directors as deemed appropriate by senior management.  During the first nine months of 2009, the Company granted no new stock options to employees or directors.  The only options issued were in connection with the 91 Hill Avenue  property sale described in Note 6 above..

The table below summarizes our stock option activity during the nine months ended September 27, 2009.

	Number of shares	Option Price	Weighted Average Price
Options Outstanding 12/30/2008	445,000
Granted	2,000,000	0.10
Cancelled	(114,000)	0.20 - 0.40	0.38
Options Outstanding 9/27/2009	2,331,000

The following table summarizes information about the Company’s outstanding stock options at September 27, 2009.

Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.10	2,000,000	-	3.0
0.20	70,000	70,000	1.0
0.35	70,000	30,000	3.0
0.40	6,000	6,000	1.0
0.50	75,000	70,000	6.5
0.80	110,000	100,000	0.1
	2,331,000	276,000

Total options available to issue	30,000,000
Total options outstanding or exercised	22,566,200
Total options Remaining	7,433,800

9.   DISCONTINUED OPERATIONS

The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. subsidiary and Coast Engine & Equipment Co. subsidiary in early 2008.  Accordingly, the operating results of these two entities are included in discontinued operations for all periods presented.

The Company continued to lease some of its real property in Ft. Walton Beach, Florida, while marketing it for sale.  During 2009 and 2008, the Company was the lessor in an operating lease of office space.  The lessee is the United States government, which rented space in the Company’s office building.  The operating lease was renewed in September 2008.  The lease is a four-year lease with lessee having the ability to exit the lease with a minimum of three months notice.  The transfer of the 91 Hill Avenue property in August 2009 ended the Company’s role in this leasing arrangement.

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

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The liabilities of the discontinued operations primarily consist of a mortgage on the real property of approximately $1.8 million.  This mortgage has an adjustable interest that reprices annually at the U.S. federal funds rate plus 4% subject to certain interest rate floors and ceilings as specified in the agreement.  The interest rate in effect at September 27, 2009 and December 28, 2008 were both 7.0%.

Legal Matters

Our outstanding legal proceedings are described in Note 16 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2008.  There have been no material developments regarding any of our outstanding legal proceedings during the first nine months of 2009 and through the filing date of this report except as noted below.

B-Stand Lawsuit
On April 8, 2009, the Company reached a settlement agreement with the U.S. Air Force regarding the Company’s pending B-Stand litigation through the alternative disputes resolution process.  The U.S. Air Force agreed to pay $122,500 in full settlement of all outstanding claims related to this matter.   The Company received this payment in the third quarter of 2009.

10.  SUBSEQUENT EVENTS

Management  has assessed subsequent events through November 12, 2009 and determined that no material subsequent events have occurred that require disclosure.

ITEM  2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition.  This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended December 28, 2008.

FORWARD-LOOKING STATEMENTS

The matters discussed in our Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify these statements by forward-looking words such as “could” “expect” “estimate” “may” “potential” “will” and “would” or similar words.  You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information.  We believe it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to predict or control accurately.  The factors listed in the section captioned “Risk Factors,” contained in our Annual Report of Form 10-K for the fiscal year ended December 28, 2008, as well as any cautionary language in the Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Net Operating Loss Carryforwards

We have not recognized the benefit in our financial statements with respect to approximately $55,000,000 net operating loss carryforward for federal income tax purposes as of September 27, 2009.  This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or the carryforward may be limited as a result of changes in our equity ownership.  We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest, and, possibly, penalties prospectively.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview

	Three months ended September,
	2009		2008
Total revenue	$1,007	100.0%	$1,093	100.0%
Gross (Loss)Profit	293	29.1%	87	8.0%
Operating loss	(65)	-6.6%	(589)	-53.9%

Revenue for the quarter ended September 27, 2009 was flat on a year-over-year basis, as compared to the quarter ended September 28, 2008, with lower revenue from our SBINet and real estate services work offset by the addition our Afghanistan contract.  Gross margin increased from the 2008 period due to the absence of losses on the real estate services contract in 2008 combined with higher profit on our REO contract and the addition of the profitable Afghanistan work.  Our operating loss decreased in the third quarter of 2009 due primarily to absence of moving costs incurred in the third quarter of 2008, lower overhead and administrative costs, and better staff utilization rates.

Revenue for the fourth quarter of 2009 is expected to be consistent with the third quarter of 2009 with our gross profit margin is expected to remain essentially the same. We expect our operating loss for the fourth quarter of 2009 to be consistent with the third quarter of 2009.

Services Segment

	Three months ended September,
Services	2009		2008
Operating gain	263	26.1%	15	1.4%

The operating gain improvement in the third quarter of 2009 as compared with the third quarter of 2008 is primarily due to improved gross margins with improvement in utilization of direct staff adding to the also contributing.

Corporate Expenses

	Three months ended September,
	2009	2008
Operating loss	$(328)	$(603)

Corporate expenses decreased due to the absence of move related expenses in 2008 coupled with reduced executive staff.

Discontinued Operations

Discontinued operations cost for 2009 reflects the on-going costs associated with the properties maintained by Spectrum Sciences & software Inc. in Ft. Walton Beach Florida.  The 2008 costs include the property costs as well as a write-down of those assets to fair market value of $455.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

NINE MONTHS ENDED SEPTEMBER 27, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 28, 2008

Consolidated Overview

	Nine months ended September,
	2009		2008
Total revenue	$3,230	100.0%	$3,315	100.0%
Gross Profit	985	30.5%	(54)	-1.6%
Operating loss	(209)	-6.5%	(4,345)	-131.1%

Revenue for the nine months ended September 27, 2009 was flat compared with the same period in 2009 as the increased revenue from the new Afghanistan contract offset the revenue decrease from the terminated real estate services contract.  Gross margin improved in the real estate services contract that lost over $500 in the first nine months of 2008, showed a profit due of approximately $350 in 2009 as the contract was collecting residual revenue with no cost during 2009.

Our operating loss decreased significantly in the first nine months of 2009 due primarily to reduced severance costs as a result of the termination of a prior CFO in 2008, decreased costs attributable to the relocation of office space, the absence of the Amata related transaction costs in 2008, reduced staffing, improved gross margins, lower Board of Director fees, and reduced facility costs.

Services Segment

	Nine months ended September,
	2009		2008
Services
Total revenue	$3,230	100.0%	$3,315	100.0%
Gross Profit	985	30.5%	(54)	-1.6%
Operating gain	$890	27.6%	$(631)	-19.0%

Revenue for the nine months ended September 27, 2009 was flat compared with the same period in 2009 as the increased revenue from the new Afghanistan contract offset the revenue decrease from the terminated real estate services contract.  Gross margin improved in the real estate services contract which lost over $500 in the first nine months of 2008, showed a profit due of approximately $350 in 2009 as a result of the collection of residual revenue with no cost during 2009.

The operating gain improved significantly due to improvements in gross margins, reduced personnel costs and the absence of severance costs in 2009.

Corporate Expenses

	Nine months ended September,
	2009	2008
Operating loss	$(1,099)	$(3,858)

Corporate expenses decreased for the nine months ended September 27, 2009, compared with the nine months ended September 28, 2008, due to the absence of Amata related write-offs of $1,318, office lease termination costs of $400, decreased intangible amortization of $360 and reduced operating costs from staff reductions and lower space costs.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Other Income

Other income for the first nine months of 2009 is comprised of proceeds from the Weskem joint venture of 10k.  This activity compares to a loss from the Weskem write-down in 2008.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $108 at September 27, 2009.  Our cash position is relatively unchanged since year end with the decrease in receivables allowing the Company to pay down debt during the year.

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

Interest Rate Risk

The Company has an adjustable rate mortgage on its Ft. Walton Beach properties.  The adjustable rate mortgage is subject to floors and ceilings as stipulated in the mortgage note.  We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.

As of September 27, 2009, cash and cash equivalents were approximately $108,000.  The Company only had investments in money market interest bearing accounts.   Accordingly, we believe that a 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on future earnings or cash flows.

Foreign Exchange Risk

The Company is no longer exposed to foreign currency risks.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and  Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 27, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 27, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

B-Stand Lawsuit
On April 8, 2009, the Company reached a settlement agreement with the U.S. Air Force regarding the Company’s pending B-Stand litigation through the alternative disputes resolution process.  The U.S. Air Force agreed to pay $122,500 in full settlement of all outstanding claims related to this matter.   The Company received this payment in the third quarter of 2009.

Item 1A. Risk Factors.

We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock.  Those risk factors are disclosed in our 2008 Form 10-K.

ITEM 6.	EXHIBITS

2.1  Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc, Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005)

2.2  Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition, LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne, and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)

3.1  Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.2  Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.3  Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.4 Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.5  Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.6  Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006)

3.7  Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005)

3.8  Amendment to the Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006)

4.1 Specimen Certificate of Common Stock (previously filed on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

4.2  Registration Rights Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)

10.1*  Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)

10.2*  First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)

10.3*  2004 Non-Statutory Stock Option Plan dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004)

10.4*  Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2004)

10.5*  Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004)

10.6  Demand Promissory Note, dated as of March 19, 2008, by Horne International, Inc. to Darryl K. Horne (previously filed on Form 8-K/A, filed with the Securities and Exchange Commission on March 31, 2008) previously filed with the SEC .

10.7  Demand Promissory Note, dated as of April 1, 2008, by Horne International, Inc. to Darryl K. Horne (previously filed on Form 8-K/A, filed with the Securities and Exchange Commission on April 3, 2008) previously filed with the SEC.

10.8  Commercial mortgage note, dated as of June 13, 2008, for $500,000 by and between Horne International, Inc. and Darryl K. Horne previously filed with the SEC on November 16, 2008.

10.9  Commercial mortgage note, dated as of June 13, 2008, for $1,000,000, by and among Horne International, Inc., and Evan Auld-Susott, as agent for the Susott Family Limited Partnership.

10.10  Agreement to Transfer Property, dated as of July 31, 2009, by and between Horne International, Inc. , Darryl K. Horne and The Susott Family Limited Partnership filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of September, 2009.

HORNE INTERNATIONAL, INC.

By:	/s/ Darryl K. Horne
Darryl K. Horne
President and Chief Executive Officer

By:	/s/ Paige E. Shannon
Paige E. Shannon
Chief Financial Officer