Form 10-K
period 2009-12-27
Horne International, Inc.
filed 2010-03-29
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal-year ended:  December 27, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number:  000-50373

Horne International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0182158
(State or other jurisdiction of incorporation or organization) 3975 University Drive, Suite 100, Fairfax, Virginia	(I.R.S. Employer Identification No.) 22030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  703-641-1100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2009, was approximately $4.6 million based on the closing sale price of the registrant’s common stock as reported on the Over the Counter Bulletin Board on that date.

As of March 19, 2010, there were 42,687,324 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

HORNE INTERNATIONAL, INC.
Notes To Consolidated Financial Statements

TABLE OF CONTENTS

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

Item 1.       Business.

Horne International, Inc. (the “Company” or “we”, “us”, “our” or similar terms) is a premier technology and technical engineering solutions company focused on two primary target markets — environment, energy, and their inter-relationship to critical infrastructure. The Company’s service areas encompass program engineering, technology, environment, safety & health, acquisition services, public outreach, and business process engineering to both commercial customers and to the United States Government.

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

As the result of a series of acquisitions the Company’s business changed significantly.  As of the end of 2005, the Company had three reportable segments.  However, over the course of the past several years and with the closing of Coast Engine and Equipment, Inc. (“CEECO”) and Spectrum Sciences and Software, Inc. (“Spectrum”) during 2008, the Company has once again undergone significant change and currently has only one reportable segment, Services.

Business Segments

The Company has only one reportable segment: Services.  This segment is predominantly focused in the U.S. defense markets, although some commercial work is performed.  Financial information can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The Company previously reported the Security Solutions segment that is no longer operating with the closing of Spectrum in 2008, and the Repair and Overhaul segment that is no longer operating with the closing of CEECO in 2008.

Services

The Services segment focuses on providing technology and technical engineering, to include security, energy, and the environment.  Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, and Transportation.  This is a services-based segment that relies on its people to maintain the reputation of the Company, to expand operations, and improve marketability.  The Company has been successful in recruiting top-level candidates to staff open client-focused positions.  The applicant pool for the required expertise appears to be sufficiently deep to meet our needs.  This segment is primarily based out of our Fairfax, Virginia, headquarters and employs approximately 40 people.

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

Discontinued Operations

Discontinued operations include the results of our CEECO and Spectrum subsidiaries that were closed in February 2008 and June 2008, respectively.

Backlog

The Company is reporting two types of backlog: funded and unfunded.  These classifications differ significantly in terms of their expected value to the Company and the expected realization of these amounts.  The funded backlog, as shown in the table below, includes all contracts that have been awarded and funded by the client, in most cases a government entity.  Funded contracts are subject to changes in work scope, delays in project startup, and cancellation by the client.  The backlog figures shown below are as of December 27, 2009.

Funded Backlog    (all dollars in thousands)
	2009	2010	2011+
Total Funded Backlog	$4,701	$-	$-

The Company previously reported funded backlog of $2,792 at February 20, 2009, for our current operating business.

The amount of unfunded backlog was approximately $21 million at December 27, 2009.  The unfunded backlog comprises contract awards that, at present, have no funding or confirmed orders on which to rely.  An example of this would be GSA schedule awards that are indefinite delivery/indefinite quantity awards.  While these contracts have the potential to generate revenue, the amount, timing, and certainty of those revenues are unknown.  As such, the amount of revenue recognized under these contracts may be significantly less than the amount of unfunded backlog disclosed above.

Government Contracts

Most of our business is conducted under contracts with or related to U.S. government entities.   We are awarded government contracts either on a sole-source basis or through a competitive bidding process.  Our U.S. government contract types may include fixed-price contracts, cost reimbursable contracts (including cost-plus-fixed fee, cost-plus-award fee, and cost-plus-incentive fee), and time and materials contracts.

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

Item 1A. Risk Factors.

We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock.  Certain of these risk factors are described below.

Our independent registered public accountants have issued a "going concern" opinion raising substantial doubt about our financial viability.

As a result of our losses and negative cash flows, our independent registered public accounting firms issued a “going concern” opinion in connection with their audit of our financial statements for the years ended December 27, 2009 and December 28, 2008. This opinion expressed substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.  The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.

We have liquidity problems and may need to raise capital on terms unfavorable to our stockholders.

At December 27, 2009, we had a negligible cash balance and for the year then ended we had a net loss of approximately $337,000. In 2008 and 2009, our independent registered public accounting firms, expressed substantial doubt about our ability to continue as a going concern.  While we continue to explore growth opportunities for our business, we do not have complete control over the timing and awarding of future contracts because it is subject to economic, political, financial, competitive, regulatory, and other factors affecting the defense and security industries.

We will need additional capital to sustain our operations.  However, our current financial condition, combined with the 2009 and 2008 "going concern" opinions received from our independent registered public accounting firm, makes it more difficult for us to raise capital.  There is no assurance that we will be able to obtain the necessary financing to support our existing business on acceptable terms, or at all; and even if we can, we may do so on terms that are not favorable to our stockholders.

We are considering corporate strategic alternatives the may significantly change the Company as it stands today.

The Company is currently reviewing several strategic options that could have a material and significant impact on the structure, operating activities, businesses, and/or assets of the Company.  These decisions may or may not have to be approved by our shareholders. Decisions that do not require shareholder approval may not be in the best interests of some shareholders.

Corporate overhead structure combined with a reduced operating base may impact our ability to operate at a profit.

We have made a concerted effort to reduce our overhead costs to a minimal level and to be in-line with our operating base.  At the same time, we must maintain certain organizational capabilities to continue to operate the Company.  Given our current revenue base, it is uncertain if that revenue base will be sufficient to cover all of our overhead costs.

If we are unable to grow our business, we may continue to incur operating losses that could impact the Company’s ability to continue operations.  We are actively monitoring our cost structure to ensure that we are prudently incurring expenses while we are actively pursuing growth opportunities for our business.

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

As of December 27, 2009, we had approximately $55 million of net operating loss carry-forward available to offset future taxable income. The United States Internal Revenue Service has certain rules regarding stock ownership changes within a given three year period.  While management is able to manage within these guidelines without triggering the limitations that limit a company’s ability to utilize net operating loss carry-forwards, management may not be able to control or influence outside parties’ activity with regard to our stock.

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

Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term.  We may incur significant unanticipated expenses during the startup and early stages of large contracts and may not receive corresponding payments or revenue in that same quarter.  We may also incur significant or unanticipated expenses when contracts expire, are terminated, or are not renewed.  In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner.

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

Horne Engineering is the only subsidiary subject to incurred cost audits.  Horne Engineering is current on the DCAA audit through 2006 and has not had any significant audit findings in any recent DCAA audit.

Item 1B. Unresolved Staff Comments.

None.
Item 2.       Properties.

As of March 1, 2010, the Company’s headquarters were located in offices leased by the Company in Fairfax, Virginia.  The facilities for the Services segment include general office space that is provided by our clients.

In 2009, the Company owned two pieces of property in Ft. Walton Beach, Florida that were previously used in operations.  In July, 2009, one of the pieces of property was transferred to lien holders in return for the release of debt secured by the property.  In February, 2010 the remaining property was returned, by Quitclaim Deed, to the mortgagors.

Item 3.       Legal Proceedings.

Information regarding material legal proceedings involving the Company is included in Note 15 to the Company’s consolidated financial statements under the heading “Legal Matters” in Part II, Item 8 of this report, which is incorporated herein by reference.

Item 4.       (Removed and Reserved).

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

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

	High	Low
2008
First Quarter	$0.28	$0.16
Second Quarter	$0.25	$0.10
Third Quarter	$0.12	$0.03
Fourth Quarter	$0.09	$0.02

2009
First Quarter	$0.09	$0.02
Second Quarter	$0.15	$0.07
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.14	$0.07

Holders

There were approximately 80 stockholders of record of the common stock of the Company on March 1, 2010.  A significant number of the outstanding shares are beneficially owned by individuals or entities registered in a street name.  The Company is unsure of how many beneficial owners of its common stock there are as of March 1, 2010.

Dividends

The Company has never paid any cash dividends and has no current intention to pay a dividend in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

See the Equity Compensation Plans subsection of Item 12 — Security Ownership of Certain Beneficial Owners and Management on page 41 of this Annual Report on Form 10-K.

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

The amendments to the Stock Option Plan have not been approved by the shareholders.

Item 6.       Selected Financial Data (all dollars in $000’s except per share data).

	2009	2008	2007	2006	2005
Revenue	$4,680	$4,859	$13,549	$21,183	$25,611
Loss from Continuing Operations	(183)	(4,107)	(15,767)	(3,005)	(3,314)
Per share of Common Stock-basic & diluted	(0.00)	(0.10)	(0.38)	(0.07)	(0.08)
Net Loss	(337)	(6,113)	(19,142)	(8,595)	(3,986)
Per share of Common Stock-basic & diluted	0.01	(0.14)	(0.08)	(0.20)	(0.09)
Total Assets	3,154	5,332	10,332	30,064	49,404
Long-term Debt	1,696	1,812	1,969	1,994	2,813
Shareholder (Deficit) Equity	(418)	(338)	5,620	24,517	35,097

The financial information above is reflective of the operations since 2005.  The income statement data only reflects the operations of Horne Engineering Services and Horne International, Inc.  The operations of Spectrum Sciences and Software, Inc and Coast Engine and Equipment Company have been removed from the operating results and are now included in discontinued operations along with M&M Engineering that was sold in June 2006.  The balance sheet data includes discontinued operations data.  As the Company did not have reportable operations prior to the acquisition of Horne in May 2005, prior years do not provide meaningful trend data and are not being included in this chart.

Selected Quarterly Financial Data

2009
	Q1	Q2	Q3	Q4
Revenue	$950	$1,273	$1,007	$1,450
Gross Profit	328	364	293	372
(Loss) income from continuing operations	(184)	(27)	(69)	97
Loss from discontinued operations	(64)	(5)	(55)	(30)
Basic & diluted loss per share	(0.01)	(0.00)	(0.00)	(0.00)

2008
	Q1	Q2	Q3	Q4
Revenue	$1,216	$1,005	$1,093	$1,544
Gross Profit	72	(214)	88	980
(Loss) income from continuing operations	(835)	(3,028)	(641)	397
Loss from discontinued operations	(1,047)	(353)	(38)	(567)
Basic & diluted loss per share	(0.04)	(0.08)	(0.02)	(0.00)

The selected financial data provided in this Item 6 should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 8 of this Annual Report on Form 10-K.

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

Basis of Presentation

The fiscal-year for Horne International, Inc. is the 52 or 53 week period ending on the last Sunday in December. Fiscal 2009 and 2008 were 52-week fiscal-years. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.  Investments in unconsolidated joint ventures were adjusted to fair market value upon the acquisition of Horne Engineering in 2005.  During 2008, the Company changed the accounting method for its investment in the WESKEM joint venture due to the scheduled closing of the joint venture in early 2009.  This changed the Company’s accounting for this investment to the equity method of accounting.

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

Allowance for Bad Debts

We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual and overall basis.  The majority of our contracts are with United States Government entities and as such we have minimal risk of collectability.  The few contracts we have with non-governmental entities we review on a contract-by-contract basis.  During 2007, we recorded a $200,000 bad debt reserve on a specific contract in our discontinued operations on a contract that we executed as a subcontractor.  We have filed suit related to this contract and the receivable of $118,846 is  reserved at December 27, 2009.

Net Operating Loss Carry-Forwards

We have not recognized the benefit in our financial statements with respect to the approximately $55 million net operating loss carry-forwards for federal income tax purposes as of December 27, 2009. This benefit was not recognized due to the possibility that the net operating loss carry-forwards would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carry-forward or that the carry-forwards may be limited as a result of changes in our equity ownership. We intend to use these carry-forwards to offset our future taxable income. If we were to use any of this net operating loss carry-forwards to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carry-forwards are subject to limitation as a result of capital transactions, we may be liable for back taxes, interest, and, possibly, penalties.

Recent Accounting Pronouncements

In June 2006, the FAASB issued guidance related to accounting for uncertainty in income taxes, which was originally effective for fiscal years beginning after December 15, 2007.  In December 2008, the FASB issued further guidance which deferred the effective date for the Company until January 1, 2009.  In September 2009, the FASB issued new accounting guidance related to income taxes which clarifies that management’s determination of the taxable status of an entity is a tax position subject to the standards required for accounting for uncertainty in income taxes and eliminates certain disclosures related to unrecognized tax benefits for nonpublic companies.

In December 2007, a new accounting standard was issued regarding the accounting treatment for corporate acquisitions. The new standard moves closer to a fair value model by requiring the acquirer to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of non-controlling interests at fair value. This standard also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, the standard significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, in-process research and development, restructuring costs and requires the expensing of acquisition-related costs as incurred. The effective date was for fiscal years beginning after December 15, 2008. For transactions consummated after the effective date prospective application of the new standard is applied. For business combinations consummated prior to the effective date, the prior guidance is applied. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued an amendment to its guidance determining the useful life of intangible assets which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of this guidance will have any material effect on its consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued accounting guidance on subsequent events which requires companies to address the accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  The adoption of the accounting guidance that was effective January 1, 2009 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued an amendment which requires entities to provide more information about the sale of securitized financial assets and similar transactions in which the entity retains some risk related to the assets. This amendment is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption this amendment will have a material impact on its consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”) as the single source of authoritative nongovernmental United States generally accepted accounting principles.  The Codification did not change generally accepted accounting principles but rather enhanced the way accounting principles are organized.  The Codification was effective for the Company January 1, 2009 and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued an amendment, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption will have a material impact on its consolidated financial position, results of operations, or cash flows.

In October 2009, the FASB revised the accounting guidance for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. This guidance is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. The Company is currently assessing the impact of the revised accounting guidance.

Overall Results of Operations

	For the Year ended December,
	(all dollars in 000's)
	2009		2008
Revenues	$4,680	100.0%	$4,859	100.0%
Cost of Revenue	3,323	71.0%	3,815	78.5%
Gross Profit	1,357	29.0%	1,044	21.5%
Operating Loss	(101)	-2.2%	(3,886)	-80.0%

Revenue remained relatively consistent as compared to 2008.  Gross margin as a percentage of sales improved as a result of the termination of the Staubach contract in late 2008 and the change in revenue mix away from real estate services to infrastructure support.  The Staubach contract accounted for an additional $101,000 of gross profit in 2009 with no 2009 cost associated with that revenue as it was residual payouts.  Our Company operation cost decreased significantly in 2009 as compared with 2008.  As a result, our operating loss decreased by $3.8 million.  See corporate expenses below.

The decreased operating costs are described in detail in the corporate expense section below.

Based on our on-going review of strategic alternatives, we are not able to reasonably forecast our 2010 revenue or profitability.  The strategic alternatives being considered and their very different impacts on our operations severely limits our ability to give a materially accurate financial forecast.

Corporate Expenses

	For the Year ended December,
	(all dollars in 000's)
	2009	2008
Operating Loss	$(1,328)	$(4,336)

The decrease in corporate expenses is due to reduced personnel related costs of $1,100 due to staffing reductions, the write-off of acquisition related costs of $1,400, lower legal and consulting expenses of $350, and lower rent and utility charges of $400 including the lease breakage costs incurred in 2008.  Additionally, infrastructure support costs were reduced based on the lower staffing and office space and the outsourcing of our IT functions.

Discontinued Operations

For the Year ended December ,
(all numbers in 000's)
	2009	2008
Loss from discontinued operations	$(154)	$(2,006)

The discontinued operations include only the results of our Spectrum Sciences and Software, Inc. and Coast Engine and Equipment subsidiaries for both years.  The smaller loss in 2009 is primarily a result of the lack of activity in these dormant units with the exception of the property maintenance costs in Ft. Walton Beach, Florida.  The 2008 activity was primarily the shuttering and subsequent asset sales for both units.

Backlog by Segment

The Company is reporting two types of backlog:  funded and unfunded.  These classifications differ significantly in terms of their expected value to the Company and the expected realization of these amounts.  The funded backlog, as shown in the table below, includes all contracts that have been awarded and funded by the client, in most cases a government entity.  Funded contracts are subject to changes in work scope, delays in project startup, and cancellation by the client.  The backlog figures shown below are as of December 27, 2009.

Funded Backlog    (all dollars in thousands)
	2009	2010	2011+
Total Funded Backlog	$4,701	$-	$-

The Company previously reported funded backlog of $2,792 at December 28, 2008, for our current operating business.

The amount of unfunded backlog was approximately $21 million December 27, 2009.  The unfunded backlog comprises contract awards that, at present, have no funding or confirmed orders on which to rely.  An example of this would be GSA schedule awards that are indefinite delivery/indefinite quantity awards.  While these contracts have the potential to generate revenue, the amount, timing, and certainty of those revenues are unknown.  As such, the amount of revenue recognized under these contracts may be significantly less than the amount of unfunded backlog disclosed above.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $15,000 at December 27, 2009.  During 2009, continuing operations provided approximately $100,00 of cash predominantly due to improvement in working capital and the small net income loss from continuing operations. Discontinuing operations provided $215,000 of additional cash before debt service.  The Company borrowed $2.5 million from related parties during 2008 in order to fund operations.  Of this related party debt, $1.5 million was secured by property in Ft. Walton Beach, Florida which was deeded to the secured parties in satisfaction of this debt in July 2009.

In December 2009, the Company entered into a two-tear receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum monthly fee of $6,000 for the term of the agreement.  The Company is able to receive 85% of any invoices factored to the lender.

During 2009, operations generated $315,000 of cash predominantly due to profit incurred during the last quarter of the year.  Our receivables improved during the year as we have been able to reduce our unbilled accounts receivable balances and bring our receivables aging more current.

As a result of our continuing losses and negative cash flows, our independent registered public accounting firm, issued a “going concern” opinion in connection with its audit of our financial statements for the year ended December 27, 2009. This opinion expressed substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately generate additional revenue.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.  The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.

The Company anticipates that funds from operations will not be sufficient to provide for our 2010 operations and purchases of plant and equipment.  While we continue to seek financing alternatives to fund our 2010 operations, there is no assurance that we will be able to obtain financing on terms acceptable to the Company, or at all, and terms of any financing we do undertake may not be favorable to our shareholders.

The Company’s working capital position at December 27, 2009, was a deficit of $0.6 million, compared with a deficit of $2.2 million at December 28, 2008. The negative working capital has resulted from our continuing operating losses.  The improvement from year ended 2008 is due to the retirement of the debt related to the 91 Hill Avenue property as a result of the title transfer in July 2009.

Contractual Obligations

The Company has certain obligations and commitments to make future payments under contracts.  At December 27, 2009, the aggregate contractual obligations and commitments from continuing and discontinued operations are:

	2010	2011	2012	2013	2014	2015+
Operating Leases	$146	$102	$7	$-	$-
Capital Leases	50	19	-	-	-
Mortgage Payable	66	71	75	81	87	1,363
Total Lease Commitments	$262	$192	$82	$81	$87	$1,363

The debt service figures shown above reflect the principal amount of our commitments including those commitments in our discontinued operations.  The above schedule does not include the $0.5 million in related party financing that is callable but has no set payment dates.

In February 2010, the mortgage holders on the Ft. Walton Beach, Florida property accepted a Quitclaim on the property, thereby taking the property back and releasing the Company from its obligation under the mortgage note.  With this release, the mortgage payable commitment is terminated in its entirety.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

At December 27, 2009, the Company had no amounts outstanding under a revolving credit facility.  We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.

Cash and cash equivalents, as of December 27, 2009, were $15,000 and are primarily invested in money market interest-bearing accounts.  A hypothetical 10% change in the average interest rate on our money market cash investments would have had no material effect on net loss for the twelve months ended December 27, 2009.

Foreign Exchange Risk

We currently do not have any foreign currency risk and accordingly, estimate that an immediate 10% change in foreign exchange rates would have no impact on our reported net loss.  We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Item 8.       Financial Statements and Supplementary Data.

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements

Reports of Independent Registered Public Accounting Firms	[16]

Consolidated Balance Sheets: December 27, 2009, and December 28, 2008	[18]

Consolidated Statements of Operations and Comprehensive Loss: Years ended December 27, 2009, and December 28, 2008	[19]

Consolidated Statements of Stockholders’ Deficit: Years ended December 27, 2009, and December 28, 2008	[20]

Consolidated Statements of Cash Flows: Years ended December 27, 2009, and December 28, 2008	[21]

Notes to Consolidated Financial Statements	[22]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of Horne International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Horne International and Subsidiaries (the “Company”) as of December 27, 2009, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horne International and Subsidiaries as of December 27, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced continuing net losses for each of the last three years and as of December 27, 2009 current liabilities exceeded current assets by $601,000.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company

Baltimore, Maryland

March 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Horne International, Inc.

We have audited the accompanying consolidated balance sheet of Horne International, Inc. (a Delaware corporation) and subsidiaries as of December 28, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horne International, Inc. and subsidiaries as of December 28, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

Baltimore, Maryland
March 4, 2009

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets
(Dollars in thousands except share amounts)

	December 27, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$15	$22
Receivables, net	1,228	1,384
Prepaid expenses & other current assets	30	98
Current assets of discontinued operations	2	98
Total current assets	1,275	1,602

Property and equipment, net	77	132
Investments in joint ventures	-	61
Other assets	57	57
Other assets of discontinued operations	1,745	3,480
TOTAL ASSETS	$3,154	$5,332

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$419	$454
Accrued expenses	601	490
Deferred revenues	57	97
Current portion of debt	495	1,046
Current liabilities of discontinued operations	304	1,771
Total current liabilities	1,876	3,858
Long-term liabilities:
Non-current liabilities of discontinued operations	1,696	1,812
TOTAL LIABILITIES	3,572	5,670

Commitments and contingencies (Note 15)

Stockholders' deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized, 42,687,324 and 42,687,324 issued and outstanding	4	4
Additional paid-in capital	79,029	78,772
Accumulated deficit	(79,451)	(79,114)
Total stockholders' deficit	(418)	(338)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,154	$5,332

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands except share amounts)
	Twelve months ended
	December 27, 2009	December 28, 2008

Revenue	$4,680	$4,859

Cost of Revenue	3,323	3,815

Gross Profit	1,357	1,044

Operating Expense	1,458	4,930

Net Operating Loss	(101)	(3,886)

Non-operating expense, net	(78)	(220)

Loss before income taxes	(179)	(4,106)

Income tax expense	(4)	(1)

Loss from continuing operations	(183)	(4,107)

Loss from discontinued operations	(154)	(2,006)

Net and total comprehensive loss	$(337)	$(6,113)

Weighted average common shares outstanding:
Basic and diluted	42,687,324	42,477,153

Loss per share:
Basic and diluted from continuing operations	$(0.01)	$(0.10)
Basic and diluted from discontinued operations	$0.00	$(0.05)
Total basic and diluted loss per share	$(0.01)	$(0.14)

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 31, 2007	41,774,082	$4	$78,617	$(73,001)	$5,620

Net loss				(6,113)	(6,113)
Stock issuances	913,242	-	200		200
Share price guarantee settlement			(90)		(90)
Option issuances			45		45

Balance as of December 28, 2008	42,687,324	$4	$78,772	$(79,114)	$(338)

Net loss				(337)	(336)
Share price guarantee settlement			(131)		(131)
Equity activities related to 91 Hill property transfer			371		371
Option issuances			17		17

Balance as of December 27, 2009	42,687,324	$4	$79,029	$(79,451)	$(418)

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	December 27,	December 28,
	2009	2008
Cash flows from in operating activities:
Continuing Operations
Net loss from continuing operations	$(183)	$(4,107)
Adjustments to reconcile net loss to net cash flows
Stock based compensation	16	45
Depreciation and Amortization	55	161
Write-down of Weskem investment to fair value	(10)	169
Gain on disposal of equipment		7
Non-cash impact of early lease termination		(5)
Decrease (increase) in balance sheet items
Receivables	155	(299)
Prepaid expenses	69	1,255
Accounts payable	(73)	207
Accrued expenses	112	(335)
Deferred revenue	(41)	11
Other balance sheet changes	-	111
Net cash provided by(used in) continuing operations	100	(2,780)

Discontinued Operations
Loss from discontinued operations	(154)	(2,006)
Cash provided by discontinued operations	369	2,311
Net cash provided by discontinued operations	215	305
Net cash provided by(used in) operating activities	315	(2,475)

Cash flows from investing activities
Cash settlement of share price guarantee	(93)	(90)
Proceeds from joint ventures under the equity method	71	71
Cash invested in potential acquisition	-	(521)
Purchase of property and equipment	-	(109)
Proceeds from the sale of equipment	-	23
Net cash used in investing activities	(22)	(626)

Cash flows from financing activities:
Net cash (repayments)borrowings	(300)	2,546
Net cash (used in)provided by financing activities	(300)	2,546

Net decrease in cash and cash equivalents	(7)	(555)
Cash and cash equivalents at beginning of period	22	577
Cash and cash equivalents at end of period	$15	$22

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

1.           ORGANIZATION AND NATURE OF BUSINESS AND UNCERTAINTY

Horne International, Inc. (the “Company” or “Horne”), headquartered in Fairfax, Virginia, provides program engineering in the areas of environment, energy and infrastructure.

The Company decided to cease operations in the Spectrum Sciences & Software, Inc., and Coast Engine and Equipment Co. subsidiaries during the first quarter of 2008.  These companies represented the entire operations of the Security Solutions and Repair and Overhaul segments, respectively.

The Company’s independent accountants stated in their report on the consolidated financial statements of the Company for the year ended December 27, 2009, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the year ended December 27, 2009, the Company incurred a loss from continuing operations of approximately $183,000 and had a stockholder deficit of approximately $0.4 million as of that date. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company is dependent upon available cash and operating cash flow to meet its capital needs. The Company is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations which include equity offerings, assets sales or debt financing as alternatives to improve its cash needs.

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable to a facility maximum of $1,000,000.  The agreement calls for a minimum monthly fee of $6,000 for the term of the agreement.  The Company is able to receive 85% of any invoices factored to the lender.

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Chief Executive Officer.  The loan permitted the Company to borrow up to $525,000 at 8%.  As of December 27, 2009, the outstanding balance is $275,000. On August 6, 2008, the Company entered into a receivables financing agreement with Mr.  Horne.  Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5%.  The Company has taken draws of $220,000 as of December 27, 2009. The loan is not convertible into any Company securities.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”).  Intelligent  is an information technology services company headquartered in Ashburn, Virginia servicing both commercial and government customers.  The agreement between the parties will allow the Company to have a cash line of credit in the amount of $250,000 for business/projects jointly developed by Intelligent and the Company.  This line of credit will be secured by the Company’s eligible Accounts Receivable  on such projects or the Company’s full-time equivalent employees arising after the inception of this Agreement that are billing against projects as decided by Intelligent in its sole discretion.  No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit).

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The fiscal year for Horne International, Inc. is the 52-or 53-week period ending on the last Sunday in December. Fiscal 2009 and 2008 were 52-week fiscal-years. The Consolidated Financial Statements include the accounts of Horne International, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.  Investments in unconsolidated joint ventures were adjusted to fair market value upon the acquisition of Horne Engineering in 2005.  Beginning in 2008, the Company began accounting for its Weskem joint venture investment under the equity method.  The joint venture ceased operations in 2009.

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

Significant Customers and Credit Risks

Revenues from individual customers greater than 10% of consolidated revenues, in the respective periods, were as follows:

	Fiscal Year
	2009	2008
Customer A	*	26.9%
Customer B	32.6%	*
Customer C	16.7%	23.3%
Customer D	37.6%	35.3%

*Less than 10% of consolidated revenue as of the end of each period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services.  As of December 27, 2009, all of the Company’s cash and cash equivalents were held in or invested with domestic banks.  Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	Fiscal Year
	2009	2008
Customer A	*	57.0%
Customer B	65.15%	*
Customer C	10.53%	4.82%
Customer D	21.68%	25.5%

*Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived asset groups, including buildings, furniture and equipment, computer hardware and software, leasehold improvements, and other finite-lived intangibles, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations.  If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The Company’s primary measure of fair value is based on discounted cash flows.  The measurement of impairment requires the Company to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period.  Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents.  The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock.  Common stock equivalents of 2,211,000 and 445,000 were not included in the computation of diluted loss per share for the twelve months ended December 27, 2009 and December 28, 2008, respectively, as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.

HORNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

The fair values of stock option awards are determined using the Black-Sholes model.  The compensation expense is recognized on a straight-line basis over the vesting period.  The Company, beginning in 2006, has included a vesting period for most options granted.  See Note 11 for a detailed discussion of the Company’s stock-based compensation plans.

Recent Accounting Pronouncements

In June 2006, the FASB issued guidance related to accounting for uncertainty in income taxes, which was originally effective for fiscal years beginning after December 15, 2007.  In December 2008, the FASB issued further guidance which deferred the effective date for the Company until January 1, 2009.  In September 2009, the FASB issued new accounting guidance related to income taxes which clarifies that management’s determination of the taxable status of an entity is a tax position subject to the standards required for accounting for uncertainty in income taxes and eliminates certain disclosures related to unrecognized tax benefits for nonpublic companies.

In December 2007, the FASB issued guidance regarding the accounting treatment for corporate acquisitions. The new standard moves closer to a fair value model by requiring the acquirer to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of non-controlling interests at fair value. This standard also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, the standard significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, in-process research and development, restructuring costs and requires the expensing of acquisition-related costs as incurred. The effective date was for fiscal years beginning after December 15, 2008. For transactions consummated after the effective date prospective application of the new standard is applied. For business combinations consummated prior to the effective date, the prior guidance is applied. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued an amendment to its guidance determining the useful life of intangible assets which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of this guidance will have any material effect on its consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued accounting guidance on subsequent events which requires companies to address the accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  The adoption of the accounting guidance that was effective January 1, 2009 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued an amendment which requires entities to provide more information about the sale of securitized financial assets and similar transactions in which the entity retains some risk related to the assets. This amendment is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption this amendment will have a material impact on its consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”) as the single source of authoritative nongovernmental United States generally accepted accounting principles.  The Codification did not change generally accepted accounting principles but rather enhanced the way accounting principles are organized.  The Codification was effective for the Company January 1, 2009 and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued an amendment, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption will have a material impact on its consolidated financial position, results of operations, or cash flows.

HORNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2009, the FASB revised the accounting guidance for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. This guidance is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. The Company is currently assessing the impact of the revised accounting guidance.

3.           DISCONTINUED OPERATIONS

The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. subsidiary and Coast Engine & Equipment subsidiary in early 2008.  Accordingly, the operating results of these two entities are included in discontinued operations for all years presented.

During 2009, the Company deeded one of the two real property sites to creditors who are affiliated parties in return for the release of $1.75 million of debt owed to the creditors by the Company, In February, 2010, the Company, by Quitclaim Deed returned the second of the two real property sites to the mortgagors in return for a release of all obligations and claims under the Contract for Deed.

The assets of discontinued operations during 2009 were primarily the land and buildings located in Ft. Walton Beach, Florida.  During 2008, the Company conducted a review of its asset values and determined that two of its assets had book values in excess of the fair market value.  Accordingly, the Company wrote down the value of these assets to their market value.  The amount of the write-down was $455,000.

The liabilities of discontinued operations at December 27, 2009, primarily consist of mortgages and a capital lease obligation.  The mortgages include a $1.7 million note that is adjustable at the U.S. federal funds rate plus 4.6% subject to certain interest rate floors and caps as specified in the agreement. The adjustable mortgage rates in effect at December 27, 2009 and December 28, 2008, were both 7.0%.  The interest rate on the capital lease is 7.1%.  The fixed rate mortgage notes are detailed in Note 9 Related Party Transactions.

4.           RECEIVABLES (000’s)

Receivables primarily comprise amounts due to the Company for work performed on contracts directly related to commercial and government customers.  The U.S. Department of Defense (including the Army Environmental Command and the Army Corps of Engineers), , Department of Homeland Security, General Services Administration (GSA Schedules), and other government agencies are our major customers.

	December	December
Accounts Receivable	27, 2009	28, 2008
Billed	$1,119	$1,277
Unbilled	62	60
Holdbacks	48	48
Bad Debt Reserve	(1)	(1)
Total	$1,228	$1,384

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.  Substantially all of these amounts will be billed in the following year.

HORNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           PROPERTY AND EQUIPMENT (000’s)

	December	December
Property & Equipment	27, 2009	28, 2008
Buildings and Improvements	$5	5
Furniture and Fixtures	11	11
Office Equipment	290	292
Vehicles	38	38
Total	$344	$346
Accumulated Depreciation	(267)	(214)
Property and Equipment, net	$77	$132

6.           ACCRUED EXPENSES (000’s)

	December	December
Accrued Expenses	27, 2009	28, 2008
Salaries and payroll related items	$165	$124
Accrued leave	263	206
Professional fees	75	133
Other	98	27
Total Accrued Liabilities	$601	$490

7.           BORROWINGS AND LINES OF CREDIT

The Company’s borrowings, not included in discontinued operations, consist of related party receivable financing and unsecured notes of approximately $495 thousand.    The rates on the related party notes are 8% and 8.5% and approximately half of these notes are secured against company receivables and a company settlement award.  See further detail in Note 9 related to the related party notes.

Wells Fargo

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum monthly fee of $6 thousand for the term of the agreement.  The Company is able to receive 85% of any invoices factored to the lender. As of December 27, 2009, no receivables were factored.

The schedule below represents future principal payments under existing debt agreements related to discontinued operations (000’s).

	2010	2011	2012	2013	2014	2015+
Capital Leases	50	19		-	-
Mortgage Payable	66	71	75	81	87	1,363
Total Lease Commitments	$116	$90	$75	$81	$87	$1,363

In February 2010, the Company, by Quitclaim Deed returned the second of the two real property sites to the mortgagors in return for a release of all mortgage obligations and claims under the Contract for Deed.

8.	STOCKHOLDERS’ EQUITY

During 2009, the Company had two equity transactions.  The first was the share price settlement with the former owners of CEECO. Under the terms of the CEECO acquisition agreement from 2005, the 913,242 shares of stock that were issued to Lou and Marilyn Rogers in March 2008 were subject to a share price guarantee.  Those shares were issued at $0.219 per share. The average share price, calculated as the ten-day average closing share price centered on February 28, 2009, was $.0755.  As a result the Company recorded a payable to the Rogers of $131,000 and reduced additional paid in capital by that same amount.  A payable of $38,500 is outstanding at December 27, 2009.

HORNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The second 2009 equity transaction was the issuance of 2,000,000 options related to the 91 Hill Avenue transaction described in detail in Note 9 to these financial statements.

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

9.           RELATED PARTY TRANSACTIONS

Darryl Horne Notes

On August 6, 2009, Horne International, Inc. entered into an Agreement to Transfer Property with Darryl K. Horne and The Susott Family Limited Partnership and 91 Hill Avenue, LLC.  The Agreement states that Horne International, Inc. will transfer the real property located at 91 Hill Avenue, Fort Walton Beach, Florida to 91 Hill Avenue, LLC.  In addition, the Company will also issue to 91 Hill Avenue, LLC two million stock options with a price of the greater of $0.10 or $0.25 less than the reported stock one day prior to the exercise of the options.  As consideration for the transfer of the real property and the aforementioned stock options, Darryl K. Horne and the Susott Family Limited Partnership will each forgive certain secured and unsecured debt owed to each of them by the Company.  Darryl K. Horne will forgive both secured and unsecured debt owed to him by the Company in the amount of $750,000.  The Susott Family Limited Partnership will forgive secured debt owed to it by the Company in the amount of $1,000,000.

On August 7, 2009, the real property owned by Horne International, Inc. located at 91 Hill Avenue, Fort Walton Beach, FL was transferred to 91 Hill Avenue, LLC pursuant to the terms of the Agreement to Transfer Property dated August 6, 2009.

During 2008, the Company entered into three separate loan transactions with Darryl K. Horne, the Company’s President and Chief Executive Officer.  The first loan permitted the Company to borrow up to $525,000 at 8%.  As of December 28, 2008, the Company has borrowed the full $525,000.  The interest is payable quarterly beginning in July 1, 2008 with principal payable upon demand.  The note is unsecured and is not convertible into any Company securities.  This loan was settled in part of the 91 Hill avenue transaction.  As of December 27, 2009, the outstanding balance is $275,000.

In July 2008, the Company entered into a second loan transaction with Mr. Horne, for a working capital loan to the Company.  The terms of the loan provide that the Company is able to borrow $500,000 at 8% interest, with such interest payable quarterly beginning in October 2008.  The Company has borrowed $500,000 under this agreement as of December 28, 2008.  Principal under the loan is payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company's Ft Walton Beach, Florida commercial property formerly utilized for SSSI's operations (the "SSSI Property").  The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance.  Mr. Horne's loan is secured by a second deed of trust on the SSSI Property, which will be junior in priority and subordinate to a first deed of trust securing the Company's obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent.  The loan is not convertible into any Company securities.  The terms of the loan were approved by the Company's Board of Directors, including each disinterested director.  The loan documentation contains customary terms and conditions for financing of this type.  This loan was discharged in the 91 Hill Avenue transaction described above.  There were no amounts outstanding under this loan at December 27, 2009.

HORNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 6, 2008, the Company entered into a receivables financing agreement with Mr.  Horne.  Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5%.  The Company has taken draws of $220,000 as of December 27, 2009. The loan is not convertible into any Company securities.

Evan Auld-Susott Mortgage Note

In July 2009, the Company deeded the SSSI property against 91 Hill Avenue, LLC, a limited liability company established by Darryl K. Horne and Evan Auld-Susott to take title to the property.  In return for the property, Evan Auld-Susott released the $1,000,000 debt due under the April 10, 2008 revolving line of credit. As of December 27, 2009, there were no amounts outstanding under the agreement.

On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP for the provision to the Company of a revolving line of credit.   Evan Auld-Susott is a member of the Company's Board of Directors.  Under the line of credit, the Company is able to borrow $1,000,000 at 12.5% interest upon the Company's certification to the lenders that the Company has fully exhausted all funds available to the Company pursuant to the $500,000 working capital loan from Darryl K. Horne, described above.  Interest on the line of credit will be payable quarterly beginning in October 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the SSSI Property. The maturity date of the line of credit may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2,500 and (ii) one-half percent of the outstanding principal balance.  The lender has a first deed of trust on the SSSI Property, which is senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to this working capital loan described above.  The loan is not convertible into any Company securities.  The terms of the line of credit were approved by the Company's Board of Directors, including each disinterested director.  The Company settled on this line in July 2008.  As of December 28, 2008, the entire $1,000,000 has been advanced under the line.  There was no balance as of December 27, 2009.

On November 12, 2008, the Company entered into a short-term borrowing agreement with Evan Auld-Susott as agent for The Susott FLP.  Under this agreement, the Company borrowed $70,000 at 8.5% interest.  This note is secured by certain receivables of the Company and is not convertible into any Company securities..  This loan was repaid in January 2009.  As of December 27, 2009, there were no amounts outstanding under this agreement.

John Krobath Notes

On June 12, 2008, the Company entered into a short-term borrowing arrangement with John Krobath, the Company’s Chief Financial Officer, under which the Company borrowed $70,000 at 8% interest.  The loan and related interest were repaid on June 17, 2008.

On October 1, 2008, the Company entered into a short-term borrowing arrangement with John Krobath, the Company’s Chief Financial Officer at such time, under which the Company borrowed $43,000 at 8.5% interest.  This loan is not convertible into any Company securities but is secured by some of the Company’s real property in Ft. Walton Beach, Florida.  The loan and related interest were repaid in June 2009.

10.         EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(k) plan available to all U.S. employees who have completed minimum service requirements and meet minimum age requirements.  Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations.  The Company currently matches 50% of an employee’s contribution up to 5%, subject to legal limits.  The total expense for the years ended December 27, 2009 and December 28, 2008 were approximately $27,000 and $61,000, respectively.

HORNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.         STOCK OPTION PLAN

During 2006, the Company issued 15,000 stock options to each of its five advisory board members, 75,000 options in total.  The options vest over a two-year period with 5,000 options vesting immediately and 5,000 options vesting at the one and two year anniversaries of the grants. During 2007, the Company issued an additional 15,000 options to a new advisory board member with the same terms as prior advisory issuances and retired 15,000 options previously issued to a departed advisory member. These options have an exercise price of $0.50 and a ten year life from the grant date. The weighted-average assumptions used in the Black-Scholes model to price the options were as follows: a risk-free rate of 4.5%, no dividend yield, a volatility factor of 0.63 and a life of 10 years. In 2009, the Company stopped using the services of the advisory board; and therefore, recognized no further expense related to these options.  However these options remain outstanding.  Accordingly, the Company has recorded stock-based compensation expense of $0 in 2009 and $8,334 in 2008.  The expense recognized is based on the fair value at each reporting date since the recipients are non-employees.

On July 21, 2006, the Company issued 30,000 options to each of its five external Board of Directors members.  These options vest in 10,000 share increments on July 21, 2007, 2008, and 2009.  The option terms include an exercise price of $0.80, a life of three years and a service obligation to vest.  The Company has recorded $6,665 and $14,240 of stock-based compensation expense in 2009 and 2008, respectively, related to these options.

During 2007, the Company granted 180,000 options to external members of its Board of Directors, 15,000 options to a non-employee member of the advisory board and 340,000 options to employees.  On August 1, 2007, the Company issued external members of the Board of Directors options that vest over a three year period, expire three years from the vesting date, and have a strike price of $0.35.  The Company has recorded $6,074 and $10,159 of expense related to these options in 2009 and 2008, respectively.  The employee options were issued at various strike prices some with immediate partial vesting but most with time requirements for vesting.  As of December 27, 2009, 334,000 of the employee options have expired as the employees have left the company prior to vesting.

In 2008, the only options granted during the year were employee options of 100,000 with a strike price of $0.20.  Of these options, 30,000 were vested immediately with the remaining 70,000 vesting over the next two years.  Expense of approximately $3,361 and $10,083, was recognized on these options in 2009 and 2008, respectively.

In 2009, the Company issued two million options with a strike price of the greater of $0.10 or $0.25 less than current market value of the stock at the time of exercise to 91 Hill Avenue, LLC as part of the satisfaction of the debt to Evan Auld-Susott and Darryl K. Horne.  The options vest on December 31, 2009.  There was no option expense recorded on this transaction as it was treated as a capital contribution.

There were no options exercised in 2009 or 2008.  As of December 27, 2009, there was $3,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately one year.

The following table summarizes information about the Plan’s stock options at December 27, 2009.

	Number of shares	Option Price	Weighted Average Price
Options Outstanding 12/30/2007	1,912,514
Granted	100,000	$0.20	$0.20
Exercised	-
Cancelled	(1,567,514)	0.40 - 1.65	1.47
Options Outstanding 12/30/2008	445,000
Granted	2,000,000	0.10
Exercised	-
Cancelled	(234,000)	0.20 - 0.80	$0.55
Options Outstanding 12/27/2009	2,211,000

HORNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
$0.10	2,000,000	-	3.0
$0.20	70,000	70,000	0.8
$0.35	60,000	60,000	2.6
$0.40	6,000	6,000	0.8
$0.50	75,000	75,000	5.8

	2,211,000	211,000

Total options available to issue			30,000,000
Total options outstanding or exercised			22,332,200
Total options Remaining			7,667,800

The intrinsic value of the options outstanding at December 27, 2009, is zero as the exercise price for all options is greater than our share price at that date.

12.         INCOME TAXES

The provision for income taxes consisted of the following (000’s)

	Year Ended
	December 27,2009	December 28, 2008
Current
Federal	-	-
State	$4	$1
Foreign	-	-
Total Current	4	1

Deferred
Federal	-	-
Foreign	-	-
Total Deferred	-	-
Total Tax Provision	$4	$1

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

Rate Reconciliation:
	2009	2008
Statutory Federal Income Tax Rate	39.00%	34.00%
State Taxes (Net of Federal Benefit)	3.64%	3.95%
Permanent Difference	-0.19%	-0.05%
Valuation Allowance	-42.45%	-33.61%
Other	0.00%	-4.29%
Effective Tax Rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.  Significant components of the Company’s deferred taxes were as follows (numbers in 000’s)

HORNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Asset/Liability:
	2009	2008
Accrued Expenses	$58	$53
Depreciation	17	16
Amortization of Intangibles	-	-
Allowance for Doubtful Accounts	-	-
Stock Compensation	313	272
NOL Carryforwards	18,857	16,888
Other, Net	752	(116)
Valuation Allowance	(19,998)	(17,113)
Net Deferred Tax Asset/(Liability)	$-	$-

As of December 27, 2009, the Company has approximately $55 million of net operating loss carry-forwards available to offset future income.  The net operating loss carry-forwards will expire on or before 2027.

In determining the extent to which a valuation allowance for net deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry-back opportunities, and other tax-planning strategies.  The valuation allowance relates to our U.S. net operating losses.  Due to the continued losses incurred by the Company in 2009 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized.  If, in the future, the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

The Company adopted Accounting Standards Codification topic 740, subtopic 10 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained.  There has been no change in our financial position and results of operation due to the adoption of this standard.

13.         NON-OPERATING INCOME (EXPENSE) (000’s)

	2009	2008
Income
Interest	$-	$4
Equity Investments	8	-
Expense
Interest	(86)	(134)
Equity Investments	-	(90)
Total net non-operating (expense)income	$(78)	$(220)

14.         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (000’S)

Supplemental disclosure of cash flow information:	2009	2008
Cash paid for interest	$1	$32
Cash paid for taxes	$4	$18

Supplemental schedule of non-cash investing and financing activities:
Relief of related party notes payable for property and 2,000,000 stock options	$1,750	$0.00

HORNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CEECO earn-out in 2008 of $200,000 was paid via the issuance of 913,242 shares of Company common stock.  The share price guarantee related to the 2008 share issuance resulted in a $131,000 reclass between additional paid in capital and accrued liabilities in March 2009.  The Company paid $100,000 and $90,087 in 2009 and 2008, respectively.

15.          COMMITMENTS AND CONTINGENCIES (000’s)

Operating Leases

The Company leases office space at various locations in the United States.  Rent expense totaled approximately $128,000 and $482,000 for 2009 and 2008, respectively.  Included in the 2008 expense is $227,000 of cost related to the early termination of our headquarters lease.  The Company also enters into various other non-cancellable leases for office equipment and vehicles as necessary.

The table below summarizes our future annual minimum lease payments under non-cancellable agreements with an initial term of greater than one year at inception. (000’s)

	2010	2011	2012	2013	2014+
Operating Leases	$146	$102	$7	$-	$-

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

In response to a Motion for Summary Judgment filed on behalf of the United States, the Court dismissed the claim for misappropriation of trade secrets.  The surviving claims remain pending in the United States Court of Federal Claims in Washington, DC.  On November 13, 2007, a trial on the merits as to liability was heard by the United States Court of Federal Claims.  The Court found in favor of SSSI on the merits of the case.  A trial on damages was held in January 2010.  The Court has not yet ruled on damages in this case.

B-Stand Lawsuit

On April 8, 2009, the Company reached a settlement agreement with the U.S. Air Force regarding the Company’s pending B-Stand litigation through the alternative disputes resolution process.  The U.S. Air Force agreed to pay $122,500 in full settlement of all outstanding claims related to this matter.   The Company received this payment in the third quarter of 2009.

16.           INVESTMENTS IN JOINT VENTURES

The Company, through its Horne Engineering subsidiary, is a member of Weskem, a limited liability company that specializes in environmental remediation.  During 1999, Horne Engineering invested $77,500 and became a 5.6% partner in this joint venture.  The investment has been accounted for using the cost method of accounting until 2008.  During 2008, the decision was made to cease Weskem’s operations during the first quarter of 2009.  At that time the Company performed an analysis of the liquidation value of the investment.  It was determined during this analysis, that the expected liquidation value of the investment was approximately $169,000 less than our carrying value.  Accordingly, we recorded a write-down of the Weskem investment to its liquidation value.  At the same time, we changed our accounting method to the equity method. The investment was liquidated in 2009.

HORNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           SUBSEQUENT EVENTS

In February 2010, the mortgage holders on our Ft. Walton Beach, Florida property accepted a Quitclaim on the property, thereby taking the property back and releasing the Company from its obligation under the mortgage note.  With this release, the mortgage payable commitment is terminated in its entirety.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”)  Intelligent  is an information technology services company headquartered in Ashburn, Virginia servicing both commercial and government customers.  The agreement between the parties provides for Intelligent to provide business support services to the Company.  The business support services will include business development support, bid and proposal support, contracting support, investor relations and marketing support, accounting services support and recruiting services.  In addition, Intelligent will assist the Company in achieving its long term and short term plans for revenue growth by providing near term business opportunities including procurement and other acquisition opportunities.  In return for the described business support services, the Company will award to Intelligent 8,333,333 options to purchase common stock as well as up to 12,500,000 restricted stock units.  4,166,667 of the awarded options will vest immediately and the remaining 4,166,666 options will vest when the share price of Horne reaches $.50 or the company achieves revenue in the amount of $15,000,000.  The restricted stock units will be issued in exchange for the aforementioned business support services.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 (a) Former Independent Registered Accounting Firm. On February 15, 2010 the Company’s Audit Committee dismissed Grant Thornton LLP (Grant Thornton) as the Company's independent registered accounting firm. Grant Thornton's reports on the Company's consolidated financial statements as of and for the years ended December 30, 2007 and December 28, 2008 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principle. However, with respect to the Company’s financial statements as of and for the year ended December 28, 2008, the accountant’s report was modified to include an explanatory paragraph related to substantial doubt about the Company’s ability to continue as a going concern.

In connection with its audits of the Company’s financial statements as of and for the year ended December 28,  2008 and reviews of the Company’s financial statements as of and for the nine-months ended September 30, 2009 and 2008, and through February 15, 2010, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton would have caused Grant Thornton to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years. Additionally, during these periods there were no reportable events, as defined in Regulation S-K 304(a)(1)(v).

The Company has provided Grant Thornton a copy of this Current Report prior to filing thereof with the United States Securities and Exchange Commission. The Company has requested Grant Thornton to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether Grant Thornton agrees with the statements made by the Company in the Current Report, and if not, stating all respects in which it does not agree. A copy of Grant Thornton's letter dated February 18, 2010, is filed as Exhibit 1 to this Current Report.

(b) New Independent Registered Accounting Firm. On February 15, 2010, the Audit Committee of the Company engaged Stegman and Company as the Company's independent registered public accounting firm to audit the Company's consolidated financial statements for the year ended December 27, 2009.

During the two most recent years, neither the Company nor any one acting on its behalf consulted with Stegman and Company regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter that was wither the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our CEO and Interim Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting
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

Management assessed our internal control over financial reporting as of December 27, 2009, the end of our fiscal-year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B. Other Information

There is no information that was required to be disclosed on a Form 8-K during the fourth quarter but was not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors, their ages as of March 1, 2010, and the positions currently held by each are as follows:

Name	Age	Position
Darryl K. Horne	49	President, Chief Executive Officer and Chairman, Director
Paige E. Shannon	43	Interim Chief Financial Officer
Evan Auld-Susott	30	Director
John A. Moore	57	Director

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

Paige E. Shannon.  In June, 2009, Paige E. Shannon was appointed Interim Chief Financial Officer (CFO).  Ms. Shannon has and continues to serve as the General Counsel prior to being appointed Interim CFO.  She has extensive experience in the government contracting industry.   Ms. Shannon received a juris doctorate from The Catholic University of America, Columbus School of Law and a Master’s in Business Administration from George Mason University in 2002.

John A. Moore, Jr.    John A. Moore, Jr. was elected to the Horne International, Inc., Board of Directors on April 27, 2006.  Mr. Moore currently serves as the Chairman of both the audit and compensation committees.  Mr. Moore has served as the Executive Vice President and Chief Financial Officer of ManTech International Corporation.  Mr. Moore has extensive experience in strategic planning, acquisitions, corporate compliance, proposal preparation and pricing in the Federal Solutions marketplace.  Mr. Moore has served on the Board of Directors for ManTech International Corporation and Global Secure Corporation and currently serves on the Board of Directors of Paradigm Holdings, Inc.  Mr. Moore is also a former member of the Board of Visitors for the University of Maryland, Robert H. Smith School of Business.

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

None of the events set forth in Item 401(f) of Regulation S-K occurred during the past ten years.

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

AUDIT COMMITTEE

The Company formed an audit committee on October 4, 2005, and adopted the Charter of the Audit Committee on April 27, 2006.  Francis X. Ryan was appointed as Chairman upon the Committee’s formation.  On July 20, 2006, John A. Moore, Jr., was appointed by the Board of Directors to serve as a member of the Audit Committee.   Upon Mr. Ryan’s resignation form the Board of Directors in July, 2008, Mr. Moore was appointed Chairman of the Audit Committee.  The Company’s Board has determined that Mr. Moore qualifies as an audit committee financial expert as defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended and is independent as defined in NASDAQ marketplace Rule 5605(a)(2).

Item 11.  Executive Compensation.

Compensation Discussion and Analysis:

Although our executive compensation program is generally applicable to each of our senior management, this Compensation Discussion and Analysis focuses primarily on the program as applied to our CEO, CFO, and each of our other “named executive officers” as defined under applicable SEC rules.  Our “named executive officers” for 2009 were our CEO, Darryl K. Horne, our interim CFO, Paige Shannon, and our former CFO John E. Krobath.

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

Compensation of our Chief Executive Officer and former Chief Financial Officer (Michael Megless) are substantially affected by the employment agreements each of these individuals entered into in connection with our acquisition of Horne Engineering in May 2005.  As described herein under the section titled “Employment Contracts and Termination of Employment and Change of Control Agreements” these employment agreements establish minimum base salaries for these executives, subject to annual review and increase by the Board of Directors, discretionary annual cash bonuses, certain payments and benefits upon termination of employment, including accelerated vesting of options and participation in any executive bonus and stock based incentive programs established by us from time to time.  The employment agreements were a condition to the closing of the Horne Engineering acquisition, and reflected our view of the value of obtaining the experience and leadership skills of each of Mr. Horne and Mr. Megless.  In addition, Mr. Horne received a substantial equity interest in our Company in consideration for his Horne Engineering shares.  We believe that for compensatory purposes, Mr. Horne’s equity interest aligns his interests with those of the stockholders generally, and our Board takes this factor into account in compensation determinations with respect to Mr. Horne.

A Compensation Committee was established by the Board of Directors on January 1, 2007.  In 2009, the Compensation Committee set the performance goals and objectives and recommended to the Board of Directors the overall compensation of the Chief Executive Officer.  In addition, the Compensation Committee will further review the compensation of each of the five (5) most highly compensated employees.  The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management.  The executive management of Horne International, Inc. with the advice of the members of the Board of Directors determines the compensation for senior level management.  Executives and members of the Board of Directors participated in deliberations concerning executive officer compensation and senior level management compensation. Darryl Horne and John Krobath did not participate in any deliberations concerning the compensation of the Chief Executive Officer and Chief Financial Officer, respectively.

Components of Executive Compensation for 2009

For 2009, the compensation of the named executive officers consisted of the same three components as were provided to other levels of management—base salary, cash bonus award, and equity compensation.

Base Salaries

Base salary is the fixed element of employees’ annual compensation.  The value of base salary reflects the employee’s long term performance, skill set and the market value of that skill set.  For both the Chief Executive Officer and the former Chief Financial Officer (Mr. Megless), minimum base salaries are established by employment contracts which were entered into on May 11, 2005, in connections with the Company’s acquisition of Horne Engineering as amended in February 2007.  For a period of five (5) years beginning on May 11, 2005, Darryl K. Horne, Chief Executive Officer is entitled to receive an annual base salary of $375,000. The base salaries of the Chief Executive Officer and the Chief Financial Officer were determined to be appropriate based upon their skill sets, knowledge of the marketplace, and historical knowledge of Horne Engineering Services, LLC.  For former our Chief Financial Officer, John Krobath, minimum base salary of $158,625 was established by an employment agreement signed in October 2008.  Paige Shannon receives an annual salary of $160,000 while serving as Interim CFO. Each of the base salaries paid to our “named executive officers” who include our CEO and CFO are comparable to other government contractors of similar size and revenue.  The Compensation Committee of the Board will review the base salaries of Mr, Horne and Ms. Shannon periodically in the future.

In January 2008, our Board at the request of the CEO decreased his salary to $237,000. Mr. Horne has not waived the base salary provisions of his employment contracts.

For 2009 the Company determined that a range of $140,000 to $190,000 for base annual salaries for senior level management was appropriate.  In determining the base salaries of senior level management, we considered the individual employee’s skill set and the market value of that skill set and for employees who have served the Company for at least twelve (12) months, that employee’s overall performance.

Performance and Incentive Cash Bonuses

The Company’s practice is to award annual cash bonuses with the purpose of aligning employees’ goals with the Company’s overall performance objectives.  Cash bonuses are awarded to senior level management based upon the Company’s overall performance and the individual employee’s overall performance.  In 2009, we did not award any cash bonuses to the Chief Executive Officer, Chief Financial Officer or any other named executive.  In 2010 the Compensation Committee of the Board of Directors will set the performance goals and objectives as well as recommend to the Board of Directors the overall compensation of the Chief Executive Officer and Chief Financial Officer.  In addition, the Compensation Committee will further review the compensation of each of the five (5) most highly compensated employees.  The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management.

Equity Compensation

Historically, the primary form of equity compensation awarded by the Company has been non-statutory stock options.  The Spectrum Sciences & Software Holdings Corp. Non-Statutory Stock Option Plan was approved by the stockholders in 2004.  The Plan permits the Company to distribute up to 30 million stock options to employees, consultants and advisors of the Company.

In 2009, no named executives received any equity award.  In 2008, then Chief Financial Officer, John Krobath was the only named executive to have received any equity award as compensation.  Mr, Krobath was granted 100,000 equity options upon being promoted to Chief Financial Officer.  In 2010, the amount of equity compensation to which the Chief Executive Officer and the Chief Financial Officer may be entitled shall be determined by the Compensation Committee and recommended for approval by the Board of Directors.  The equity compensation of the top five (5) most highly compensated employees will be reviewed by the Compensation Committee of the Board of Directors.

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

Severance Benefits

The Company does not currently have a comprehensive severance plan.  In general, Company employees who are involuntarily terminated not for cause are granted one week of their base salary for each year the employee served the Company up to a maximum of eight weeks of pay.  In the event Darryl K. Horne, Chief Executive Officer, is terminated not for cause or voluntarily terminates his employment for good reason, he may be entitled to continue to receive his base annual salary, bonus compensation, if any, and any and all fringe and medical benefits as provided for by the terms of his Employment Agreement for a period of twelve (12) months. The termination benefits afforded Mr. Horne was negotiated at the time of the acquisition of Horne Engineering and was deemed by the Board at that time as necessary and desirable to procure his services for the Company and to consummate the acquisition.

During 2008, the Company terminated the contracts of our former Chief Financial Officer, Michael M. Megless, and our former Chief Operating Officer, Robert M. Suthard.  These individuals were paid severance benefits in accordance with their employment agreements.  In the case of Mr. Megless, he was paid 6 months salary, $130,000, plus fringe benefits, limited to insurance and taxes.  In the case of Mr. Suthard, he was paid three months salary, $43,750.   Approximately $31,550 of Mr. Suthard’s severance was paid in 2009.

Perquisites and Other Benefits

The Company does not provide significant perquisites to the executive officers except the Company during 2008, did provide Mr. Horne with memberships to certain clubs.  The annual value of the club membership does not exceed $5,000.  In 2010, the Compensation Committee will review and recommend all perquisites and other benefits afforded to our CEO, CFO, and other named executive officers.

Board of Directors Report on Compensation Discussion and Analysis

The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report.  Based on the foregoing review and discussions, the Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report.

Summary Compensation Table

	Principal		Base		Option	All Other		Total
Name	Position	Year	Salary	Bonus	Awards	Compensation		Compensation

Darryl K. Horne	Chief Executive Officer	2009	$237,000	$-	$-	$2,600	(1)	$239,600
		2008	$240,865	$-	$-	$8,788	(2)	$249,653
Paige Shannon	Chief Financial Officer	2009	$113,151	$-	$-	$-		$113,151
John E. Krobath	Former Chief Financial Officer	2009	$80,751	$-	$-	$-		$80,751
		2008	$158,625	$-	$16,806	$-		$175,431
Michael M. Megless	Former Chief Financial Officer	2008	$230,836	$-	$-	$1,650	(3)	$232,486
Robert M. Suthard	Former Chief Operating Officer	2009	$31,500	$-	$-			$31,500
		2008	$175,000	$-	$-	$5,000	(4)	$180,000

(1) Mr. Horne's all other Compensation includes $2,600 for automobile related expenses.
(2) Mr. Horne's all other compensation includes $6,493 for automobile and related expenses and $2,295 for club dues.
(3) Mr. Megless' all other compensation includes $1,650 for club dues.
(4) The amount included in other compensation is a $500 monthly car allowance.
(5) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(6) There was no additional compensation received by employee-directors.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

A Compensation Committee was established by the Board of Directors on January 1, 2007.  In 2009, the Compensation Committee set the performance goals and objectives and recommended to the Board of Directors the overall compensation of the Chief Executive Officer.  In addition, the Compensation Committee will further review the compensation of each of the five (5) most highly compensated employees.  The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management.  The executive management of Horne International, Inc. with the advice of the members of the Board of Directors determines the compensation for senior level management.  Executives and members of the Board of Directors participated in deliberations concerning executive officer compensation and senior level management compensation. Darryl Horne, John Krobath and Paige Shannon did not participate in any deliberations concerning the compensation of the Chief Executive Officer and Chief Financial Officer, respectively.  No executive officer of our company has served on the board of directors or compensation committee of any other entity that has or had at any time during 2009 an executive officer who served as a member of our board of directors.

Outstanding Equity Awards at Fiscal Year-end

Number of Securities
Underlying Unexercised Options
Name	for the year ending December 27, 2009		Option Price
	Exercisable	Unexercisable
Darryl K. Horne	-	-	N/A
Paige Shannon	-	-	N/A

Director Compensation

		Option	Option	All Other	Total
Name	Fees Earned	Awards	Value	Compensation	Compensation

John A. Moore	$21,000	-	$-	$-	$21,000
Evan Auld-Susott	$14,000	-	$-	$-	$14,000

1. Directors who are also employees of the Company do not receive any additional compensation for their service on the Board of Directors.
2.  Total number of options held by each Director is disclosed Item 12 Security Ownership of Certain Beneficial Owners and Management.
The fees earned by the Directors were accrued for 2009 but unpaid as of year end.

During fiscal 2009, non-employee members of the Board of Directors were entitled to receive $14,000 per year payable quarterly, and $1,000 for each meeting attended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth as of March 25, 2010 certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5% of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed with the Securities and Exchange Commission pursuant to the Exchange Act with respect to ownership of the Company’s common stock.  As of March 25, 2010, there were 42,687,324 shares of the Company’s common stock outstanding.

Name and Address	Number of Shares		Percentage
of Beneficial Owner (1)	Beneficially Owned (2)		of Class

Darryl K. Horne	4,877,007		11.4%
91 Hill Avenue LLC (4)	2,000,000	a	4.7%
Evan Auld-Susott	2,862,450	b	6.3%
John A. Moore	52,500	c	*
Paige E Shannon	-		*
Total Directors and Named Executive Officers	9,791,957		20.6%
Trevor Foster (3)	3,000,000		7.0%
P.O. Box 450
Hickman CA 95323

* Less than 1% of the outstanding common stock.

(1)	Except as otherwise noted, the address for each person listed in this table is c/o Horne International, Inc., 3975 University Drive, Suite 100, Fairfax, VA 22030.
(2)
Beneficial ownership of shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power.  The number of shares beneficially owned by a person includes shares of common stock that the person had the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.  Shares issuable pursuant to options are deemed outstanding for calculating the percentage ownership of the person holding the options but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person.

(3)	Information is based solely upon a Schedule 13G/A filed by Trevor Foster on March 16, 2007.
(4)	This LLC is owned by Darryl K. Horne and Evan Auld-Susott.
(a)	Includes 2,000,000 shares of common stock issuable pursuant to options [exercisable within 60 days].
(b)	Includes 20,000 shares of common stock issuable pursuant to options[exercisable within 60 days].
(c)	Includes 50,000 shares of common stock issuable pursuant to options[exercisable within 60 days].
(d)	Equity Compensation Plans. The following table summarizes our equity compensation plans as of December 27, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	(1)	$0		1,000,000
Equity compensation plans not approved by security holders	2,211,000	(2)		(3)	7,667,800
Total	2,211,000				8,667,800

(1)	Represents stock options issued pursuant to the Company’s 2004 Non-Statutory Stock Option Plan.
(2)
Represents stock options issued pursuant to the Company’s Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan and the Company’s Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.

(3)
The weighted average exercise price is dependent on the underlying price of the Company’s stock.  The 2,000,000 options issued in conjunction with the 91 Hill Avenue transaction are exercisable at the greater of $0.10 or $0.25 less than the current stock price.

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

Changes in Control
There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related-Transactions.

Transactions with related persons
Information regarding transactions with related persons is included in Note 10 to the Company’s consolidated financial statements under the heading “Related Party Transactions” in Part II, Item 8 of this report, which is incorporated herein by reference.

Director Independence
Darryl K. Horne, John A. Moore and Evan Auld-Susott serve as the directors of the Company.  Mr. Moore and Mr. Auld-Susott are considered "independent" as defined in NASDAQ marketplace Rule 5605(a)(2).  [There were no transactions, relationships or arrangements not disclosed in this Item 13 that were considered by the Company's board of directors under the applicable independence definitions in determining that Mr. Moore and Mr. Auld-Susott are independent.]

Item 14.  Principal Accounting Fees and Services.

Fees Paid to the Independent Auditors

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of the Company’s annual financial statements for the year ended December 27, 2009 and Grant Thornton for the audit of the Company’s annual financial statements for the year ended December 28, 2008, quarterly filings for 2009, and fees filed for other services rendered by the respective firms during those periods.

	Stegman	Grant Thornton	Grant Thornton
	2009	2009	2008
Audit Fees	$45,000	$42,000	$144,000
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
	$45,000	$42,000	$144,000

All of the fees listed above were approved under the approval provisions of paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.  The fees listed above under “Audit Fees” relate to the audit of our annual financial statement over financial reporting for the year ended December 27, 2009, including services for the reviews of the financial statements included in our quarterly reports filed on Form 10-Q for the 2009 period, and for services in connection with the audit of our annual financial statements for the fiscal-year ended December 30, 2008.

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

Item 15.   Exhibits, Financial Statements Schedules.

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

Horne International, Inc.

Date: March 29, 2010	By:	/s/ DARRYL K. HORNE
Name: Darryl K. Horne Title: Chief Executive Officer and President

Date: March 29, 2010	By:	/s/ PAIGE E. SHANNON
Name: Paige E. Shannon Title: Interim Chief Financial Officer

Know by all persons by these presents, that each person whose signature appears below constitutes and appoints jointly and severally, Darryl K. Horne and Paige E. Shannon, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys –in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DARRY K. HORNE	Principal Executive Officer and Director	March 29, 2010

/s/ PAIGE E. SHANNON	Interim Chief Financial Officer	March 29, 2010

/s/ JOHN A. MOORE, JR.	Director	March 29, 2010

/s/ EVAN AULD-SUSOTT	Director	March 29, 2010

EXHIBIT INDEX

Exhibit Number	Description
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

10.3
Employment Agreement, dated as of October 1, 2008, by and between Horne International, Inc. and John E. Krobath. (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2008)

10.3
Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).

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
10.18
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

21	List of Subsidiaries (filed herewith).
23.1	Accountant’s Consent, Grant Thornton (filed herewith).
23.2	Accountant’s Consent, Stegman & Company (filed herewith).
24	Powers of Authority (see signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).