Form 10-Q
period 2010-03-28
HORNE INTERNATIONAL, INC.
filed 2010-05-12
CIK 1229195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 28, 2010

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

Large Accelerated filer ☐ Accelerated Filer ☐  Non-Accelerated Filer ☐  Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒

As of April 29, 2010 there were 42,687,324 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 28, 2010 (Unaudited) and December 27, 2009	2

Consolidated Statements of Operations (Unaudited) for the three months ended March 28, 2010 and March 29, 2009	3

Consolidated Statement of Stockholders’ Deficit (Unaudited) for the three months ended
March 28, 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended
March 28, 2010 and March 29, 2009	5

Notes to (Unaudited) Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A Risk Factors	17

Item 6. Exhibits	18

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets
(Dollars shown in 000’s except share amounts)

	March 28,	December 27,
	2010 (Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$110	$15
Receivables, net	788	1,228
Prepaid expenses & other current assets	37	30
Current assets of discontinued operations	-	2
Total current assets	935	1,275

Property and equipment, net	69	77
Other assets	59	57
Other assets of discontinued operations	-	1,745
TOTAL ASSETS	$1,063	$3,154

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$259	$419
Accrued expenses	529	601
Deferred revenues	57	57
Current portion of debt	495	495
Current liabilities of discontinued operations	167	304
Total current liabilities	1,507	1,876
Long-term liabilities:
Non-current liabilities of discontinued operations	5	1,696
TOTAL LIABILITIES	1,512	3,572

Commitments and contingencies (Note 10)

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized,
42,687,324 issued and outstanding	4	4
Additional paid-in capital	79,546	79,029
Accumulated deficit	(79,999)	(79,451)
Total stockholders' deficit	(449)	(418)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,063	$3,154

See accompanying notes to (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share and per share amounts)

	Three months ended
	March 28,	March 29,
	2010	2009

Revenues	$994	$950

Cost of Revenue	696	622
Gross Profit	296	328

Operating Expense	862	462

Net Operating Loss	(564)	(134)

Non-operating expense, net	(30)	(48)

Loss before income taxes	(594)	(182)

Income tax expense	(2)	(2)

Loss from continuing operations	(596)	(184)

Income(loss) from discontinued operations	48	(64)

Net and total comprehensive loss	$(548)	$(248)

Weighted average common shares outstanding:
Basic and diluted	42,687,324	42,687,324

Basic and diluted loss per share
Loss from continuing operations	$(0.02)	$(0.01)
Income (loss) from discontinued operations	0.00	(0.00)
Total basic and diluted loss per share	$(0.02)	$(0.01)

See accompanying notes to (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Deficit (Unaudited)
(Dollars shown in 000’s except share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total

Balance as of December 27, 2009	42,687,324	$4	$79,029	$(79,451)	$(418)

Stock-based compensation			517		517
Net loss				(548)	(548)

Balance as of March 28, 2010	42,687,324	$4	$79,546	$(79,999)	$(449)

See accompanying notes to the (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000’s except share amounts)

	March 28,	March 29,
	2010	2009
Cash flows from operating activities:
Continuing Operations
Net loss from continuing operations	$(596)	$(248)
Adjustments to reconcile net loss to net cash flows
Cash used in operating activities
Stock-based compensation	517	7
Depreciation and Amortization	8	16
Writedown of Weskem investments to fair value	-	(10)
Decrease (increase) in balance sheet items
Receivables, net	440	495
Prepaid expenses	(7)	(45)
Accounts payable	(160)	(120)
Accrued expenses	(72)	26
Deferred revenue	-	(41)
Other assets	(2)	(2)
Net cash provided by continuing operations	128	78

Discontinued Operations
Net income from discontinued operations	48	64
Cash (used in) provided by discontinued operations	(81)	205
Net Cash (used in) provided by discontinued operations	(33)	269
Net cash provided by operations	95	347

Cash flows from investing activities:
Proceeds from joint ventures under the equity method	-	43
Net cash provided by investing activities	-	43

Cash flows from financing activities:
Net cash repayments	-	(396)
Net cash used in financing activities	(32)	(396)

Net increase(decrease) in cash and cash equivalents	63	(6)
Cash and cash equivalents at beginning of period	15	22
Cash and cash equivalents at end of period	$78	$16

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$95
Cash paid for income taxes	$2	$2
Transfer of property and satisfaction of notes payable	$1,743	$-

See accompanying notes to the (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes to (Unaudited) Consolidated Financial Statements

1.	ORGANIZATION AND NATURE OF BUSINESS AND UNCERTAINTY

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

The Company’s independent accountants stated in their report on the consolidated financial statements of the Company for the year ended December 27, 2009, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the three months ended March 28, 2010, the Company incurred a loss from continuing operations of approximately $550,000 and had a stockholder deficit of approximately $450,000 as of that date. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company is dependent upon available cash and operating cash flow to meet its capital needs. The Company is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations which include equity offerings, assets sales or debt financing as alternatives to improve its cash requirements.

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable to a facility maximum of $1,000,000.  The agreement calls for a minimum monthly fee of $3,000 for the term of the agreement.  The Company is able to receive 85 percent of any invoices factored to the lender.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”). Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers. The agreement between the parties will allow the Company to have a cash line of credit in the amount of $250,000 for business/projects jointly developed by Intelligent and the Company. This line of credit will be secured by the Company’s eligible Accounts Receivable on such projects or the Company’s full-time equivalent employees arising after the inception of this Agreement that are billed against projects as decided by Intelligent in its sole discretion. No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

The accompanying unaudited consolidated financial statements for the three-month periods ended March 28, 2010, and March 29, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

The results of operations for the period ended March 28, 2010, are not necessarily indicative of the results that may be expected for the year.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009.

Revenue Recognition

The Company’s two principal methods of revenue recognition are monthly fixed price contracts where revenue is recognized ratably over the contract period and time and materials contracts where revenue is recognized as costs are incurred.

HORNE INTERNATIONAL, INC.
Notes to (Unaudited) Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes utilizing the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.  Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized.

The Company currently has a net operating loss carry forward of approximately $55 million at March 28, 2010.  The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that the Company might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in the Company’s equity ownership.  The Company adopted Accounting Standards Codification topic 740, subtopic 10 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained.  There has been no change in our financial position and results of operation due to the adoption of this standard.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period.  Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents.  The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock.  Common stock equivalents of 10,544,333 and 365,000 were not included in the computation of diluted loss per share for the three months ended March 28, 2010, and March 29, 2009, respectively, as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.

Stock-Based Compensation

The fair values of stock option awards are determined using the Black-Sholes model.  The compensation expense is recognized on a straight-line basis over the vesting period.  The Company, beginning in 2006, has included a vesting period for most options granted.  See Note 8 for a detailed discussion of the Company’s stock-based compensation plans.

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

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Accordingly, results could differ from those estimates and assumptions.

Recent Accounting Pronouncements

In May 2009, the FASB issued accounting guidance on subsequent events which requires companies to address the accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  The adoption of the accounting guidance that was effective January 1, 2009, did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued an amendment which requires entities to provide more information about the sale of securitized financial assets and similar transactions in which the entity retains some risk related to the assets. This amendment is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of the amendment will have a material impact on its consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”) as the single source of authoritative nongovernmental United States generally accepted accounting principles.  The Codification did not change generally accepted accounting principles but rather enhanced the way accounting principles are organized.  The Codification was effective for the Company January 1, 2009, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In October 2009, the FASB revised the accounting guidance for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. This guidance is effective for the Company beginning January 1, 2011, and can be applied prospectively or retrospectively. The Company is currently assessing the impact of the revised accounting guidance.

3.	RECEIVABLES (000’s)

Receivables primarily comprise of amounts due to the Company for work performed on contracts directly related to commercial and government customers.  The U.S. Department of Defense (including the Army Environmental Command and the Army Corps of Engineers), Department of Homeland Security, General Services Administration (GSA Schedules), and other government agencies are our major customers.

	March 28,	December 27,
Accounts Receivable	2010	2009
Billed AR	$667	$1,119
Unbilled AR	71	62
Holdbacks	48	48
Bad Debt Reserve	(1)	(1)
Total AR	$788	$1,228

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.

4.	PROPERTY AND EQUIPMENT (000’s)

	March 28,	December 27,
Property & Equipment	2010	2009
Buildings & Improvements	$5	$5
Furniture & Fixtures	11	11
Office Equipment	290	290
Vehicles	38	38
Total	$344	$344
Accumulated Depreciation	(275)	(267)
Property & Equipment, net	$69	$77

5.	RELATED PARTY BORROWINGS

The Company’s borrowings, not included in discontinued operations, consist of related party receivable financing and unsecured notes of approximately $495,000. The rates on the related party notes are 8 percent and 8.5 percent and approximately half of these notes are secured against company receivables and a company settlement award.

Darryl Horne Notes

On August 6, 2009, Horne International, Inc., entered into an Agreement to Transfer Property with Darryl K. Horne and The Susott Family Limited Partnership and 91 Hill Avenue, LLC.  The Agreement states that Horne International, Inc., transferred the real property located at 91 Hill Avenue, Fort Walton Beach, Florida, to 91 Hill Avenue, LLC.  In addition, the Company also issued to 91 Hill Avenue, LLC, two million stock options with a price of the greater of $0.10 or $0.25 less than the reported stock one day prior to the exercise of the options.  As consideration for the transfer of the real property and the aforementioned stock options, Darryl K. Horne and the Susott Family Limited Partnership each forgave certain secured and unsecured debt owed to each of them by the Company.  Darryl K. Horne forgave both secured and unsecured debt owed to him by the Company in the amount of $750,000.  The Susott Family Limited Partnership forgave secured debt owed to it by the Company in the amount of $1,000,000.

On August 7, 2009, the real property owned by Horne International, Inc., located at 91 Hill Avenue, Fort Walton Beach, Florida, was transferred to 91 Hill Avenue, LLC, pursuant to the terms of the Agreement to Transfer Property dated August 6, 2009.

During 2008, the Company entered into three separate loan transactions with Darryl K. Horne, the Company’s President and Chief Executive Officer.  The first loan permitted the Company to borrow up to $525,000 at 8 percent.  The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand.  The note is unsecured and is not convertible into any Company securities.  A portion of this loan was settled in connection with the 91 Hill Avenue transaction described above.  As of March 28, 2010, the outstanding balance is $275,000.

In July 2008, the Company entered into a second loan transaction with Mr. Horne, for a working capital loan to the Company.  The terms of the loan provide that the Company was able to borrow $500,000 at 8 percent interest, with such interest payable quarterly beginning in October 2008.  Principal under the loan was payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company's Ft Walton Beach, Florida, commercial property formerly utilized for SSSI's operations (the "SSSI Property").  The maturity date of the loan could be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance.  Mr. Horne's loan was secured by a second deed of trust on the SSSI Property, which was junior in priority and subordinate to a first deed of trust securing the Company's obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent.  The loan was not convertible into any Company securities.  The terms of the loan were approved by the Company's Board of Directors, including each disinterested director.  This loan was discharged in full in connection with the 91 Hill Avenue transaction described above.  There were no amounts outstanding under this loan at March 28, 2010.

On August 6, 2008, the Company entered into a receivables financing agreement with Mr.  Horne.  Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent.  The Company has taken draws of $220,000 as of March 28, 2010. The loan is not convertible into any Company securities.

Evan Auld-Susott Mortgage Note

On April 10, 2008, the Company entered into a binding term sheet with Evan Auld-Susott as agent for The Susott FLP for the provision to the Company of a revolving line of credit.  Evan Auld-Susott is a member of the Company's Board of Directors.  Under the line of credit, the Company was able to borrow $1,000,000 at 12.5 percent interest upon the Company's certification to the lenders that the Company had fully exhausted all funds available to the Company pursuant to the $500,000 working capital loan from Darryl K. Horne, described above.  Interest on the line of credit was payable quarterly beginning in October 2008 with principal payable in full at the earlier of (a) twelve (12) months from the line of credit closing date or (b) the sale of the SSSI Property. The maturity date of the line of credit could be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to the greater of (i) $2,500 and (ii) one-half percent of the outstanding principal balance.  The lender had a first deed of trust on the SSSI Property, which was senior in priority and superior to the second deed of trust in favor of Darryl K. Horne with respect to the working capital loan described above.  The loan was not convertible into any Company securities.  The terms of the line of credit were approved by the Company's Board of Directors, including each disinterested director.

In July 2009, the Company deeded the SSSI property against 91 Hill Avenue, LLC, a limited liability company established by Darryl K. Horne and Evan Auld-Susott to take title to the property.  In return for the property, Evan Auld-Susott released in full the $1,000,000 debt due under the April 10, 2008, revolving line of credit.

On November 12, 2008, the Company entered into a short-term borrowing agreement with Evan Auld-Susott as agent for The Susott FLP.  Under this agreement, the Company borrowed $70,000 at 8.5 percent interest.  This note is secured by certain receivables of the Company and is not convertible into any Company securities.  This loan was repaid in January 2009.

John Krobath Notes

On October 1, 2008, the Company entered into a short-term borrowing arrangement with John Krobath, the Company’s Chief Financial Officer at such time, under which the Company borrowed $43,000 at 8.5 percent interest.  This loan is not convertible into any Company securities but is secured by some of the Company’s real property in Ft. Walton Beach, Florida.  The loan and related interest were repaid in June 2009.

6.	LINES OF CREDIT

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum monthly fee of $3,000 for the term of the agreement.  The Company is able to receive 85 percent of any invoices factored to the lender. For the three months ended March 28, 2010, the Company received $545,707 on the line of credit and paid off the full amount plus $32,965 in fees and interest.  As of March 28, 2010, the line of credit balance is zero.

7.	STOCK TRANSACTIONS

On March 23, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”). The Company awarded to Intelligent options to purchase 8,333,333 shares of Company common stock as well as up to 12,500,000 restricted stock units. One half of these options (4,166,667 options) were exercisable immediately upon grant and the remaining 4,166,666 options shall be exercisable when the share price of Horne’s stock reaches $0.50 or the Company achieves annual revenue in the amount of $15,000,000, whichever is earlier. The options have an exercise price of $0.09 per share, the fair market value of the Company common stock on the date of grant. The restricted stock units will be issued in exchange for business support services.

As of March 28, 2010, the Company recorded stock option expense of $515,885 for the first half of the options.  The remaining options will be expensed if and when it becomes probable that the Company is on track to meeting either performance condition.  As of March 28, 2010, The Company has determined as of March 28, 2010 that it is not probable that Horne’s stock will reach $0.50 or meet its annual revenue target of $15,000,000. The Company will reassess the probability of whether the terms of the agreement are attainable on a quarterly basis. The Company will start to recognize expense when achievement of a performance condition becomes probable.

During 2009, the Company had two equity transactions.  The first was the share price settlement with the former owners of CEECO. Under the terms of the CEECO acquisition agreement from 2005, the 913,242 shares of stock that were issued to Louis and Marilyn Rogers in March 2008 were subject to a share price guarantee.  Those shares were issued at $0.219 per share. The average share price, calculated as the ten-day average closing share price centered on February 28, 2009, was $0.0755.  As a result the Company recorded a payable to the Rogers of $131,050 and reduced additional paid in capital by that same amount.  A payable of $23,550 is outstanding at March 28, 2010.

8.	STOCK-BASED COMPENSATION

The Company has a stock option plan available to compensate employees and directors as deemed appropriate by senior management.  During the first quarter of 2010, the Company granted no new stock options to employees.

The fair values of stock option awards are determined using the Black-Sholes model.  The compensation expense is recognized on a straight-line basis over the vesting period.  The Company, beginning in 2006, has included a vesting period for most options granted.

The table below summarizes our stock option activity during the three months ended March 28, 2010.

	Number of shares	Option Price	Weighted Average Price
Options Outstanding 12/27/2009	2,211,000
Granted	8,333,333	0.09
Exercised	-
Cancelled
Options Outstanding 3/28/2010	10,544,333

The following table summarizes information about the Company’s outstanding stock options at March 28, 2010.

Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.09	8,333,333	4,166,667	7.0
0.10	2,000,000	2,000,000	2.8
0.20	70,000	70,000	0.5
0.35	60,000	60,000	2.3
0.40	6,000	6,000	0.5
0.50	75,000	75,000	5.5

Total options available to issue			32,000,000
Total options outstanding or exercised			30,665,533
Total options Remaining			1,334,467

9.	DISCONTINUED OPERATIONS

The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. subsidiary and Coast Engine & Equipment subsidiary in early 2008.  Accordingly, the operating results of these two entities are included in discontinued operations for all years presented.

During 2009, the Company deeded one of the two real property sites to creditors who are affiliated parties in return for the release of $1.75 million of debt owed to the creditors by the Company.  In February 2010, the Company, by Quitclaim Deed returned the second of the two real property sites to the mortgagors in return for a release of all obligations and claims under the Contract for Deed.  As of March 28, 2010, the Company has no assets in discontinued operations.

The liabilities of discontinued operations at March 28, 2010, primarily consist of a capital lease obligation and other accrued liabilities.  The interest rate on the capital lease is 7.1 percent.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Our outstanding legal proceedings are described in Note 16 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2009.  There have been no material developments regarding any of our outstanding legal proceedings during the first quarter of 2010 and through the filing date of this report except as noted below.

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

A trial on the merits of the case was held in the United States Court of General Claims on November 13, 2007.  The Court did find in favor of Spectrum Sciences & Software on the merits of several of the counts of the Complaint. Evidence of damages was heard by the Court on January 14, 2010.  The Court’s decision as to damages is pending.

11.  SUBSEQUENT EVENTS

The Board of Directors voted unanimously to amend the existing Amended and Restated 2004 Stock Option Plan to increase the number of option shares available for issue under the plan by two million option shares to thirty two million option shares available for issue.  The 2004 Stock Option Plan was initially adopted by the Company in March 2004.  The initial 2004 Stock Option Plan provided for ten million option shares to be available for issue.  In April 2004, the 2004 Stock Option Plan was amended and restated to increase the number of option shares available for issue under the 2004 Stock Option Plan to thirty million.

ITEM  2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition.  This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended December 27, 2009.

FORWARD-LOOKING STATEMENTS

The matters discussed in our Annual Report on Form 10-K may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words.  You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information.  We believe it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to predict or control accurately.  The factors listed in the section captioned “Risk Factors,” contained in our Annual Report of Form 10-K for the fiscal year ended December 27, 2009, as well as any cautionary language in the Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

DESCRIPTION OF THE COMPANY

The Company provides a variety of services through its wholly-owned subsidiary, Horne Engineering Services. The Company focuses on providing program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, and public outreach.  Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, and Transportation.

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

Allowance for Bad Debts

We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual and overall basis.  The majority of our contracts are with United States Government entities and as such we have minimal risk of collectability.  The few contracts we have with non-governmental entities we review on a contract-by-contract basis.  During 2007, we recorded a $200,000 bad debt reserve in our discontinued operations on a contract that we executed as a subcontractor.  We have filed suit related to this contract and the receivable of $115,346 is fully reserved at March 28, 2010.

Net Operating Loss Carry-forwards

We have not recognized the benefit in our financial statements with respect to the approximately $55 million net operating loss carry-forwards for federal income tax purposes as of March 28, 2010. This benefit was not recognized due to the possibility that the net operating loss carry-forwards would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carry-forwards or that the carry-forwards may be limited as a result of changes in our equity ownership. We intend to use these carry-forwards to offset our future taxable income. If we were to use any of these net operating loss carry-forwards to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carry-forwards are subject to limitation as a result of capital transactions, we may be liable for back taxes, interest, and, possibly, penalties.

Off Balance Sheet Risk

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

COMPARISON OF THREE MONTHS ENDED MARCH 28, 2010, AND MARCH 29, 2009

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	Three months ended March,
	2010		2009
Total revenue	$994	100.0%	$950	100.0%
Gross Profit	296	29.8%	328	34.5%
Operating loss	(564)	-56.7%	(134)	-14.1%

Revenue was relatively flat and margins decreased due to contract cost mix.  The operating loss increased on a year-over-year basis by $431, as compared to the quarter ended March 29, 2009, due to Intelligent Decisions stock option expense.

Services Segment (000s)

	Three months ended March,
	2010		2009
Services
Total revenue	$994	100.0%	$950	100.0%
Gross profit	296	29.9%	328	34.5%
Operating gain	264	26.6%	284	29.9%

Revenue was relatively flat and margins decreased due to contract cost mix.

Corporate Expenses (000’s)

	Fiscal Quarter Ended March
	2010	2009
Operating Loss	$(830)	$(418)

Corporate expenses increased on a year-over year basis by $412 or 99 percent for the quarter ended March 28, 2010, as compared to the quarter ended March 29, 2009, due to Intelligent Decisions stock option expense.

Discontinued Operations

During the first quarter of 2008, the Company made the decision to close two of its operating subsidiaries, Spectrum Sciences and Software, Inc., and Coast Engine & Equipment Co.  Spectrum operations ceased in May 2008 and CEECO ceased operations in February 2008.  The 2009 discontinued operations activity relates to income and expenses from the remaining real property assets located in Ft. Walton Beach, Florida, and costs incurred with respect to our ongoing litigation issues described in our 2009 Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $110,000 at March 28, 2010.  During the first quarter of 2010, continuing operations provided approximately $128,000 of cash predominantly due to the payment of a large receivable from a large contract.  Discontinued operations used $33,000 of cash before debt service. In addition, the Company’s comprehensive loss of $548,000 is primarily due to the stock option expense of $517,000.

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum monthly fee of $3,000 for the term of the agreement.  The Company is able to receive 85 percent of any invoices factored to the lender.   As of March 28, 2010, the Company received $545,707 in line of credit and paid off the full amount plus $32,965 in fees and interest.

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

The Company’s working capital position at March 28, 2010, was a deficit of $0.6 million, compared with a deficit of $600,000 at December 29, 2009. The negative working capital has resulted from our continuing operating losses.  The improvement from year ended 2009 is due to the retirement of the debt related to the 91 Hill Avenue property as a result of the title transfer in July 2009.

ITEM  3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks.  The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rates.

Interest Rate Risk

At March 28, 2010, the Company had no amounts outstanding under a revolving credit facility.  We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.

Foreign Exchange Risk

We currently do not have any foreign currency risk and accordingly, estimate that an immediate 10% change in foreign exchange rates would have no impact on our reported net loss.  We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

ITEM  4.    CONTROLS AND PROCEDURES

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM  1.     LEGAL PROCEEDINGS

Our outstanding legal proceedings are described in Note 16 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2009.  There have been no material developments regarding any of our outstanding legal proceedings during the first quarter of 2010 and through the filing date of this report except as noted below.

On January 14, 2010, the United States Court of Federal Claims heard evidence in support of a claim for damages payable to Spectrum Sciences & Software, Inc., in the matter of Spectrum Sciences & Software, Inc. vs. the United States.  The claim alleges a breach of express contract, breach of implied in fact contract and misappropriation of trade secrets.  The Court has not yet ruled on the claim for damages.

Item 1A. Risk Factors.

We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock.  Those risk factors are disclosed in our 2009 Form 10-K.

ITEM  6.     EXHIBITS

2.1  Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc, Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005)

2.2  Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition, LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne, and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)

3.1  Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.2  Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.3  Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.4 Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.5  Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.6  Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006)

3.7  Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005)

3.8  Amendment to the Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006)

4.1 Specimen Certificate of Common Stock (previously filed on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

4.2  Registration Rights Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)

10.1*  Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)

10.2*  First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)

10.4*  2004 Non-Statutory Stock Option Plan dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004)

10.5*  Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2004)

10.6*  Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004)

10.11 Receivables financing agreement, dated August 6, 2008 by and between Horne International, Inc. and Darryl K. Horne. (previously filed with the Securities and Exchange Commission on November 6, 2008)

10.20  Agreement, dated as of March 23, 2010 by and between Horne International, Inc. and Intelligent Decisions, Inc (filed herewith)

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

.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May 2010.

HORNE INTERNATIONAL, INC.

	By:	/s/ Darryl K. Horne
Darryl K. Horne
President and Chief Executive Officer

	By:	/s/ Paige E. Shannon
Paige E. Shannon
Interim Chief Financial Officer