Form 10-Q
period 2010-06-27
HORNE INTERNATIONAL, INC.
filed 2010-08-10
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 27, 2010

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
Yes ☐   No ☒

As of June 27, 2010, there were 42,687,324 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	June 27,	December 27,
	2010 (unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$47	$15
Receivables, net	761	1,228
Prepaid expenses and other current assets	17	30
Current assets of discontinued operations	-	2
Total current assets	825	1,275

Property and equipment, net	61	77
Other assets	59	57
Other assets of discontinued operations	-	1,745
TOTAL ASSETS	$945	$3,154

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$126	$419
Line of credit	217	-
Accrued expenses	486	601
Deferred revenues	57	57
Current portion of debt	495	495
Current liabilities of discontinued operations	271	304
Total current liabilities	1,652	1,876
Long-term liabilities:
Non-current liabilities of discontinued operations	-	1,696
TOTAL LIABILITIES	1,652	3,572

Commitments and contingencies (Note 10)

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized,
42,687,324 issued and outstanding	4	4
Additional paid-in capital	79,548	79,029
Accumulated deficit	(80,259)	(79,451)
Total stockholders' deficit	(707)	(418)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$945	$3,154

See accompanying notes to (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009

Revenues	$850	$1,273	$1,842	$2,224

Cost of Revenue	675	909	1,371	1,531

Gross Profit	175	364	471	693

Operating Expense	308	375	1,170	837

Net Operating Loss	(133)	(11)	(699)	(144)

Non-operating expense, net	(22)	(14)	(50)	(61)

Loss before income taxes	(155)	(25)	(749)	(205)

Income tax expense	-	-	(2)	(2)

Loss from continuing operations	(155)	(25)	(751)	(207)

Loss from discontinued operations	(105)	(5)	(57)	(69)

Net and total comprehensive loss	$(260)	$(30)	$(808)	$(276)

Weighted average common shares outstanding:
Basic and diluted	42,687,324	42,687,324	42,687,324	42,687,324

Basic and diluted loss per share
Loss from continuing operations	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

See accompanying notes to (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the Six Months Ended June 27, 2010
(Dollars shown in 000’s except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 27, 2009	42,687,324	$4	$79,029	$(79,451)	$(418)
Stock-based compensation			519		519
Net loss				(808)	(808)

Balance as of June 27, 2010	42,687,324	$4	$79,548	$(80,259)	$(707)

See accompanying notes to the (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000’s except share amounts)

	June 27,	June 28,
	2010	2009
Cash flows from operating activities:
Continuing Operations
Net loss from continuing operations	$(751)	$(207)
Adjustments to reconcile net loss to net cash flows
Cash provided in operating activities
Stock-based compensation	519	14
Depreciation and amortization	16	31
Writedown of Weskem investments to fair value	-	(10)
Decrease (increase) in balance sheet items
Receivables, net	467	654
Prepaid expenses	12	(9)
Accounts payable	(293)	(109)
Accrued expenses	(115)	(103)
Deferred revenue	-	(41)
Other assets	(2)	-
Net cash (used in) provided by continuing operations	(147)	220

Discontinued Operations
Net loss from discontinued operations	(57)	(69)
Cash provided by discontinued operations	19	225
Net Cash (used in) provided by discontinued operations	(38)	156
Net cash (used in) provided by operations	(185)	376

Cash flows from investing activities:
Proceeds from joint ventures under the equity method	-	71
Net cash provided by investing activities	-	71

Cash flows from financing activities:
Net (repayments) borrowings on lines of credit	217	(421)
Net cash provided (used in) financing activities	217	(421)

Net increase in cash and cash equivalents	32	26
Cash and cash equivalents at beginning of period	15	22
Cash and cash equivalents at end of period	$47	$48

See accompanying notes to the (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes to (Unaudited) Consolidated Financial Statements

1.	ORGANIZATION AND NATURE OF BUSINESS AND UNCERTAINTY

Horne International, Inc. (the “Company” or “Horne”), headquartered in Fairfax, Virginia, provides program engineering services in the areas of environment, energy and infrastructure.

The Company decided to cease operations in the Spectrum Sciences & Software, Inc. and Coast Engine and Equipment Co. subsidiaries during the first quarter of 2008. These companies represented the entire operations of the Security Solutions and Repair and Overhaul segments, respectively.

The Company’s independent accountants stated in their report on the consolidated financial statements of the Company for the year ended December 27, 2009, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the six months ended June 27, 2010, the Company incurred a loss from continuing operations of approximately $751,000 and had a stockholder deficit of approximately $707,000 as of June 27, 2010. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”). Intelligent is an information technology product and services company headquartered in Ashburn, Virginia, servicing both commercial and government customers. The partnership will allow the Company to have a cash line of credit in the amount of $250,000 against business/projects jointly developed by Intelligent and the Company. This line of credit will be secured by the Company’s eligible Accounts Receivable on such projects or the Company’s full-time equivalent employees arising after the inception of the partnership that are billed against projects as decided by Intelligent in its sole discretion. No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Horne International, Inc. include accounts of the company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the six-month periods ended June 27, 2010, and June 28, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

The results of operations for the period ended June 27, 2010, are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009.

HORNE INTERNATIONAL, INC.
Notes to (Unaudited) Consolidated Financial Statements

Revenue Recognition

The Company’s two principal methods of revenue recognition are monthly fixed price contracts in which revenue is recognized ratably over the contract period and time and materials contracts in which revenue is recognized as costs are incurred.

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

The Company currently has a net operating loss carry forward of approximately $55 million at June 27, 2010. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that the Company might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in the Company’s equity ownership. The Company adopted Accounting Standards Codification topic 740, subtopic 10 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operation due to the adoption of this standard.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 10,544,333 and 365,000 were not included in the computation of diluted loss per share for the six months ended June 27, 2010, and June 28, 2009, respectively, as the inclusion of these common stock equivalents would have been anti-dilutive.

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

HORNE INTERNATIONAL, INC.
Notes to (Unaudited) Consolidated Financial Statements

Recent Accounting Pronouncements

The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

ASU 2010-01, “Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 was issued January 2010 and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. ASU 2010-01 had no impact on our consolidated financial statements.

ASU 2010-06, “Improving Disclosure about Fair Value Measurements,” was issued January 2010 and requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Adoption of ASU 2010-06 had no material impact on our consolidated financial statements.

3.	RECEIVABLES (000’s)

Receivables primarily comprise of amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	June 27,	December 27,
	2010	2009
Accounts Receivable
Billed AR	$632	$1,119
Unbilled AR	82	62
Holdbacks	48	48
Bad Debt Reserve	(1)	(1)
Total AR	$761	$1,228

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.

4.	PROPERTY AND EQUIPMENT (000’s)

	June 27,	December 27,
	2010	2009
Property & Equipment
Buildings & Improvements	$5	$5
Furniture & Fixtures	11	11
Office Equipment	289	290
Vehicles	38	38
Total	$343	$344
Accumulated Depreciation	(282)	(267)
Property & Equipment, net	$61	$77

5.	RELATED PARTY BORROWINGS

The Company’s borrowings, not included in discontinued operations, consist of related party receivable financing and unsecured notes of approximately $495,000. The rates on the related party notes are 8 percent and 8.5 percent and approximately half of these notes are secured against company receivables and a potential legal settlement award.

HORNE INTERNATIONAL, INC.
Notes to (Unaudited) Consolidated Financial Statements

Darryl Horne Notes

On August 6, 2009, Horne International, Inc. entered into an Agreement to Transfer Property with Darryl K. Horne and The Susott Family Limited Partnership and 91 Hill Avenue, LLC. The Agreement provided for the Company’s transfer of the real property located at 91 Hill Avenue, Fort Walton Beach, Florida, to 91 Hill Avenue, LLC. In addition, the Company also issued to 91 Hill Avenue, LLC two million stock options with an exercise price equal to the greater of $0.10 or $0.25 less than the reported stock price one day prior to the exercise of the options. As consideration for the transfer of the real property and the aforementioned stock options, Darryl K. Horne and The Susott Family Limited Partnership each forgave certain secured and unsecured debt owed to each of them by the Company. Darryl K. Horne forgave both secured and unsecured debt owed to him by the Company in the amount of $750,000. The Susott Family Limited Partnership forgave secured debt owed to it by the Company in the amount of $1,000,000.

On August 7, 2009, the real property owned by Horne International, Inc. located at 91 Hill Avenue, Fort Walton Beach, Florida, was transferred to 91 Hill Avenue, LLC pursuant to the terms of the Agreement to Transfer Property dated August 6, 2009.

During 2008, the Company entered into three separate loan transactions with Darryl K. Horne, the Company’s President and Chief Executive Officer. The first loan permitted the Company to borrow up to $525,000 at 8 percent interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. The note is unsecured and is not convertible into any Company securities. A portion of this loan was settled in connection with the 91 Hill Avenue transaction described above. As of June 27, 2010, the outstanding balance is $275,000 and accrued interest payable is $48,827.

In July 2008, the Company entered into a second loan transaction with Mr. Horne, for a working capital loan to the Company. The terms of the loan provide that the Company was able to borrow $500,000 at 8 percent interest, with such interest payable quarterly beginning in October 2008. Principal under the loan was payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company's Ft Walton Beach, Florida, commercial property formerly utilized for SSSI's operations (the "SSSI Property"). The maturity date of the loan could be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance. Mr. Horne's loan was secured by a second deed of trust on the SSSI Property, which was junior in priority and subordinate to a first deed of trust securing the Company's obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent. The loan was not convertible into any Company securities. The terms of the loan were approved by the Company's Board of Directors, including each disinterested director. This loan was discharged in full in connection with the 91 Hill Avenue transaction described above. There were no amounts outstanding under this loan at June 27, 2010.

On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne. Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent. The Company has taken draws of $220,000 and has accrued interest payable of $19,933 as of June 27, 2010. The loan is not convertible into any Company securities.

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

HORNE INTERNATIONAL, INC.
Notes to (Unaudited) Consolidated Financial Statements

In July 2009, the Company deeded the SSSI property against 91 Hill Avenue, LLC, a limited liability company established by Darryl K. Horne and Evan Auld-Susott to take title to the property. In return for the property, Evan Auld-Susott released in full the $1,000,000 debt due under the April 10, 2008, revolving line of credit.

6.	LINES OF CREDIT

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable. The agreement calls for a minimum monthly fee of $3,000 for the term of the agreement. The Company is able to receive 85 percent of any invoices factored to the lender. As of June 27, 2010, the line of credit balance is $217,156.

7.	STOCK TRANSACTIONS

On March 23, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”). In connection with this partnership, the Company granted Intelligent options to purchase 8,333,333 shares of Company common stock as well as up to 12,500,000 restricted stock units. One half of these options (4,166,667 options) were exercisable immediately upon grant and the remaining 4,166,666 options are exercisable when the share price of Horne’s stock reaches $0.50 or the Company achieves annual revenue in the amount of $15,000,000, whichever is earlier. The options have an exercise price of $0.09 per share, the fair market value of the Company common stock on the date of grant. The restricted stock units will be issued in exchange for business support services.

For the six months ended June 27, 2010, the Company recorded stock option expense of $515,885 for the first half of the options. The remaining options will be expensed if and when it becomes probable that the Company is on track to meeting either performance condition. As of June 27, 2010, the Company has determined that it is not probable that Horne will meet the performance conditions. The Company will reassess the probability of whether the terms of the agreement are attainable on a quarterly basis. The Company will start to recognize expense when achievement of a performance condition becomes probable.

Under the terms of the CEECO acquisition agreement from 2005, the 913,242 shares of stock that were issued to Lou and Marilyn Rogers in March 2008 were subject to a share price guarantee. Those shares were issued at $0.219 per share. The average share price, calculated as the ten-day average closing share price centered on February 28, 2009, was $.0755. As a result the Company recorded a payable to the Rogers of $131,050 and reduced additional paid in capital by that same amount. A payable of $8,550 is outstanding at June 27, 2010.

8.	STOCK-BASED COMPENSATION

The Company has a stock option plan available to compensate employees and directors as deemed appropriate by senior management. During the first six months of 2010, the Company granted no new stock options to employees.

The fair values of stock option awards are determined using the Black-Sholes model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted.

The table below summarizes our stock option activity during the six months ended June 27, 2010.

	Number of Shares	Option Price	Weighted Average Price
Options outstanding 12/27/2009	2,211,000
Granted	8,333,333	$0.09	$0.09
Exercised	-
Cancelled
Options outstanding 6/27/2010	10,544,333

HORNE INTERNATIONAL, INC.
Notes to (Unaudited) Consolidated Financial Statements

The following table summarizes information about the Company’s outstanding stock options at June 27, 2010.

Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
0.09	8,333,333	4,166,667	7.0
0.10	2,000,000	2,000,000	2.5
0.20	70,000	70,000	0.2
0.35	60,000	60,000	2.0
0.40	6,000	6,000	0.2
0.50	75,000	75,000	5.2
	10,544,333	6,377,667

Total options available to issue			32,000,000
Less total options outstanding or exercised			30,665,533
Total options remaining			1,334,467

9.	DISCONTINUED OPERATIONS

The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. subsidiary and Coast Engine & Equipment subsidiary in early 2008. Accordingly, the operating results of these two entities are included in discontinued operations for all years presented.

During 2009, the Company deeded one of the two real property sites to creditors who are affiliated parties in return for the release of $1.75 million of debt owed to the creditors by the Company. In February 2010, the Company, by Quitclaim Deed returned the second of the two real property sites to the mortgagors in return for a release of all obligations and claims under the Contract for Deed. As of June 27, 2010, the Company has no assets in discontinued operations.

The liabilities of discontinued operations at June 27, 2010, primarily consist of accrued liabilities and a residual debt. The interest rate on the residual debt is 7.1 percent.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters

Our outstanding legal proceedings are described in Note 15 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2009. There have been no material developments regarding any of our outstanding legal proceedings during the second quarter of 2010 and through the filing date of this report.

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

DESCRIPTION OF THE COMPANY

The Company provides a variety of services through its wholly-owned subsidiary, Horne Engineering Services, LLC. The Company focuses on providing program engineering, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, and public outreach. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, and Transportation.

The Company has devoted a significant amount of resources to its partnership with Intelligent. The companies are currently exploring and developing numerous business opportunities. A principal purpose of the partnership has been the development of an information technology capability related to the Company’s core competencies. The Company expects this capability to enable it to further its goal of being a total solutions provider to its customers. The Company has recently entered into reseller agreements with Ingram Micro, Juniper, Cisco, and Lenovo related to the IT capability. The Company is pursuing similar agreements with IT product and equipment companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Form 10-K for the fiscal year ended December 28, 2009, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition; stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 27, 2010.

COMPARISON OF THREE MONTHS ENDED JUNE 27, 2010, AND JUNE 28, 2009

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Overview (000’s)

	Three months ended June,
	2010		2009
Total revenue	$850	100.0%	$1,273	100.0%
Gross profit	175	20.5%	364	28.6%
Operating loss	(133)	-15.8%	$(11)	-0.9%

Revenue for the quarter ended June 27, 2010, decreased on a year-over-year basis by $423 or 33%. The main driver of the revenue decrease was $247 of second quarter 2009 real estate services revenue that was not repeated in the second quarter of 2010, a reduction of $66 in our homeland security work revenue, and a decrease of $55 in our Afghanistan contract revenue due to staffing reductions. Gross margin as a percentage of sales decreased from 2010 due to the lack of pure profit real estate services revenue in 2009.

Revenue for the third quarter of 2010 is expected to be approximately 15 percent higher than the second quarter of 2010. The primary reason for the expected increase is the Company’s receipt of an additional task order, its Blanket Purchase Agreement with the U.S. Army Corps of Engineers in the Ft. Worth District. Gross margin is expected to increase slightly due to contract cost mix.

The overall operating loss increased in the second quarter of 2010 compared to the second quarter of 2009, primarily due to our real estate services contract that was terminated in October 2008. We received residual payments under that contract through June 2009.

COMPARISON OF SIX MONTHS ENDED JUNE 27, 2010, AND JUNE 28, 2009

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	Six months ended June,
	2010		2009
Total revenue	$1,842	100.0%	2,224	100.0%
Gross profit	471	25.6%	693	31.2%
Operating loss	(699)	-34.9%	(144)	-6.5%

Revenue for the six months ended June 27, 2010, decreased on a year-over-year basis by $382 or 17%. The main driver of the revenue decrease was $247 in 2009 real estate services revenue that was not repeated in 2010, a reduction of $66 in our homeland security work revenue, and a decrease of $55 in our Afghanistan contract revenue due to staffing reductions. Gross margin as a percentage of sales decreased in 2010 due to the lack of pure profit real estate services revenue in 2009.

The overall operating loss increased in the first six months of 2010 compared to the first six months of 2009 primarily due to the termination of our real estate services contract in October 2008. We received residual payments under that contract through June 2009.

Discontinued Operations

During the first quarter of 2008, the Company made the decision to close two of its operating subsidiaries, Spectrum Sciences and Software, Inc. and Coast Engine & Equipment Co. Spectrum operations ceased in May 2008 and CEECO ceased operations in February 2008. The 2010 discontinued operations activity relates to legal costs incurred with respect to our ongoing litigation issues described in our 2009 Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $47,000 at June 27, 2010. Our cash position has improved during the quarter due to the proceeds of $271,000 from the Wells Fargo line of credit described below.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable. The agreement calls for a minimum monthly fee of $3,000 for the term of the agreement. The Company is able to receive 85 percent of any invoices factored to the lender. As of June 27, 2010, the line of credit balance is $217,156.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent. The partnership will allow the Company to have a cash line of credit in the amount of $250,000 against business/projects jointly developed by Intelligent and the Company. This line of credit will be secured by the Company’s eligible Accounts Receivable on such projects or the Company’s full-time equivalent employees arising after the inception of the partnership that are billed against projects as decided by Intelligent in its sole discretion. No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit). As of June 27, 2010, no funds have been advanced to the Company under this line of credit.

As discussed in our 2009 Form 10-K, the Company has substantial liquidity challenges. While we continue to work towards profitability, there is a significant uncertainty that the Company will have sufficient cash flow to sustain its operations.

The Company continues to pursue additional funding sources in the event that funds from operations and financing are not sufficient to provide for our operations. These funding sources would primarily be in the form of bank credit lines. Given our past financial performance, the costs and fees associated with funding sources may be more expensive than the Company has historically paid. The Company can not determine if the funds available from operations will be sufficient for any acquisitions or facility expansions that may be undertaken during the year. Should the Company make any acquisitions or expansions, other sources of financing may be required.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rates.

Interest Rate Risk

At June 27, 2010, the Company had a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.

Foreign Exchange Risk

We currently do not have any foreign currency risk and accordingly, estimate that an immediate 10 percent change in foreign exchange rates would have no impact on our reported net loss. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Our outstanding legal proceedings are described in Note 15 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2009. There have been no material developments regarding any of our outstanding legal proceedings during the first quarter of 2010 and through the filing date of this report.

Item 1A.  Risk Factors.

We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock. Those risk factors are disclosed in our 2009 Form 10-K.

ITEM 6.     EXHIBITS

2.1 Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc, Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005)

2.2 Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition, LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne, and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)

3.1 Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.2 Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.3 Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.4 Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.5 Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.6 Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006)

3.7 Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005)

3.8 Amendment to the Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006)

4.1 Specimen Certificate of Common Stock (previously filed on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

4.2 Registration Rights Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)

10.1* Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)

10.2* First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)

10.4* 2004 Non-Statutory Stock Option Plan dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004)

10.5* Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2004)

10.6* Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004)

10.11 Receivables financing agreement, dated August 6, 2008 by and between Horne International, Inc. and Darryl K. Horne. (previously filed with the Securities and Exchange Commission on November 6, 2008)

10.20 Stock Option Agreement, dated as of March 23, 2010 by and between Horne International, Inc. and Intelligent Decisions, Inc. (previously filed with the Securities and Exchange Commission on May 12, 2010)

10.21 Restricted Stock Agreement between Horne International, Inc., and Intelligent Decisions, Inc. (filed herewith)

10.22 Amendment to HNIN Stock Option Plan (filed herewith)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of August 2010.

HORNE INTERNATIONAL, INC.

	By:	/s/ Darryl K. Horne
Darryl K. Horne
President and Chief Executive Officer

	By:	/s/ Paige E. Shannon
Paige E. Shannon
Interim Chief Financial Officer