Form 10-Q/A
period 2010-03-28
HORNE INTERNATIONAL, INC.
filed 2010-10-04
CIK 1229195

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

EXPLANATORY NOTE

Horne International, Inc. is filing this Amendment No. 2 to its Form 10-Q for the quarter ended March 28, 2010 (the “Form 10-Q”) because it inadvertently omitted, from the certifications of its Chief Executive Officer and Chief Financial Officer, which were filed as Exhibits 31.1 and 31.2, respectively, to the Form 10-Q, certain required language with respect to internal control over financial reporting. This amendment contains, as Exhibits 31.1 and 31.2, certifications that contain the previously omitted language. This amendment does not reflect events occurring after the filing of the Form 10-Q and, except as set forth herein, does not update or modify the disclosures in the Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of October 2010.

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