Form 10-Q
period 2010-09-26
HORNE INTERNATIONAL, INC.
filed 2010-11-08
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 26, 2010

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
Yes ☐   No ☒

As of September 26, 2010, there were 42,809,999 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	September 26,	December 27
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2	$15
Receivables, net	671	1,228
Prepaid expenses and other current assets	36	30
Current assets of discontinued operations	-	2
Total current assets	709	1,275

Property and equipment, net	81	77
Other assets	59	57
Other assets of discontinued operations	-	1,745
TOTAL ASSETS	$849	$3,154

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$195	$419
Line of credit	117	-
Accrued expenses	543	601
Deferred revenues	60	57
Current portion of debt	505	495
Current liabilities of discontinued operations	253	304
Total current liabilities	1,673	1,876
Long-term liabilities:
Non-current portion of debt	20	-
Non-current liabilities of discontinued operations	-	1,696
TOTAL LIABILITIES	1,693	3,572

Commitments and contingencies (Note 10)

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized, 42,809,999 and 42,687,324 issued and outstanding	4	4
Additional paid-in capital	79,558	79,029
Accumulated deficit	(80,406)	(79,451)
Total stockholders' deficit	(844)	(418)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$849	$3,154

See accompanying notes to (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009

Revenues	$769	$1,007	$2,612	$3,230

Cost of Revenue	569	714	1,941	2,245

Gross Profit	200	293	671	985

Operating Expense	292	358	1,462	1,194

Net Operating Loss	(92)	(65)	(791)	(209)

Non-operating expense, net	(55)	(3)	(107)	(66)

Loss before income taxes	(147)	(68)	(898)	(275)

Income tax expense	-	-	(2)	(4)

Loss from continuing operations	(147)	(68)	(900)	(279)

Gain(Loss) from discontinued operations	2	(55)	(55)	(125)

Net and total comprehensive loss	$(145)	$(123)	$(955)	$(404)

Weighted average common shares outstanding:
Basic and diluted	42,703,325	42,687,324	42,692,716	42,687,324

Basic and diluted loss per share
Loss from continuing operations	$(0.00)	(0.00)	(0.02)	(0.01)
Gain(Loss) from discontinued operations	0.00	(0.00)	(0.00)	(0.00)
Total basic and diluted loss per share	$(0.00)	$(0.00)	(0.02)	$(0.01)

See accompanying notes to (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the Nine Months Ended September 26, 2010
(Dollars shown in 000’s except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 27, 2009	42,687,324	$4	$79,029	$(79,451)	$(418)
Stock-based compensation			519		519
Stock issuances	122,675	-	10		10
Net loss				(955)	(955)
Balance as of September 26, 2010	42,809,999	$4	$79,558	$(80,406)	$(844)

See accompanying notes to the (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000’s except share amounts)

	September 26,	September 27,
	2010	2009
Cash flows from operating activities:
Continuing Operations
Net loss from continuing operations	$(900)	$(279)
Adjustments to reconcile net loss to net cash flows
Cash (used) provided in operating activities
Stock-based compensation	519	15
Issuance of common stocks	10	-
Depreciation and amortization	24	44
Writedown of Weskem investments to fair value	-	(10)
Loss on disposal of equipment	2	-
Decrease (increase) in balance sheet items
Receivables, net	557	658
Prepaid expenses	(5)	11
Accounts payable	(224)	(33)
Accrued expenses	(58)	38
Deferred revenue	3	(41)
Other liabilities	30
Other assets	(3)	2
Net cash (used in) provided by continuing operations	(45)	405

Discontinued Operations
Net loss from discontinued operations	(55)	(125)
Cash provided by discontinued operations	0	256
Net Cash (used in) provided by discontinued operations	(55)	131
Net cash (used in) provided by operations	(100)	536

Cash flows from investing activities:
Cash settlement of share price guarantee	-	(100)
Proceeds from joint ventures under the equity method	-	71
Purchase of property and equipment	(30)	-
Net cash used in investing activities	(30)	(29)

Cash flows from financing activities:
Net cash borrowings (repayments)	117	(421)
Cash flows provided by (used in) financing activities	117	(421)

Net (decrease) increase in cash and cash equivalents	(13)	86
Cash and cash equivalents at beginning of period	15	22
Cash and cash equivalents at end of period	$2	$108

Supplemental disclosure of cash flow information:
Cash paid for interest	$42	$96
Cash paid for taxes	$2	$3
Transfer of property and satisfaction of Notes Payable	$1,743	$0

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

The Company’s independent accountants stated in their report on the consolidated financial statements of the Company for the year ended December 27, 2009, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the nine months ended September 26, 2010, the Company incurred a loss from continuing operations of approximately $900,000 and had a stockholder deficit of approximately $844,000 as of September 26, 2010. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company is dependent upon available cash and operating cash flow to meet its capital needs. The Company is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations which include equity offerings, assets sales or debt financing as alternatives to improve its cash requirements.

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable to a facility maximum of $1,000,000. The agreement calls for a minimum monthly fee of $3,000 for the term of the agreement. The Company is able to receive borrowing of 85 percent of eligible invoices factored to the lender.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”). Intelligent is an information technology product and services company headquartered in Ashburn, Virginia, servicing both commercial and government customers. The partnership will allow the Company to have a cash line of credit in the amount of $250,000 against business/projects jointly developed by Intelligent and the Company. This line of credit will be secured by the Company’s eligible Accounts Receivable on such projects or from the Company’s full-time equivalent employees arising after the inception of the partnership that are billed against projects as decided by Intelligent in its sole discretion. No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit).

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Horne International, Inc. include accounts of the company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the nine-month periods ended September 26, 2010, and September 27, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

The results of operations for the period ended September 26, 2010, are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009.

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

The Company currently has a net operating loss carry forward of approximately $55 million at September 26, 2010. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that the Company might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in the Company’s equity ownership. The Company adopted Accounting Standards Codification topic 740, subtopic 10 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operation due to the adoption of this standard.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 10,468,333 and 2,331,000 were not included in the computation of diluted loss per share for the nine months ended September 26, 2010, and September 27, 2009, respectively, as the inclusion of these common stock equivalents would have been anti-dilutive.

Stock-based Compensation

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted. See Note 8 for a detailed discussion of the Company’s stock-based compensation plans.

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

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”), which applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”), which defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition, and will be effective for our fiscal year that begins January 1, 2011. These pronouncements may be applied prospectively or retrospectively, and early adoption is permitted. We are evaluating the impact that adoption of ASU 2009-13 and ASU 2010-17 may have on our consolidated financial statements.

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

	September 26,	December 27,
	2010	2009
Accounts Receivable
Billed AR	$570	$1,119
Unbilled AR	91	62
Holdbacks	11	48
Bad Debt Reserve	(1)	(1)
Total Accounts Receivable, Net	$671	$1,228

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.

HORNE INTERNATIONAL, INC.
Notes to (Unaudited) Consolidated Financial Statements

4.      PROPERTY AND EQUIPMENT (000’s)

	September 26,	December 27,
	2010	2009
Property & Equipment
Buildings & Improvements	$5	$5
Furniture & Fixtures	11	11
Office Equipment	311	292
Vehicles	38	38
Total	$365	$346
Accumulated Depreciation	(284)	(259)
Property & Equipment, net	$81	$87

5.      RELATED PARTY BORROWINGS

The Company’s borrowings, not included in discontinued operations, consist of related party receivable financing and unsecured notes of approximately $495,000. The rates on the related party notes are 8 percent and 8.5 percent and approximately half of these notes are secured against company receivables and a potential legal settlement award.

Darryl Horne Notes

During 2008, the Company entered into three separate loan transactions with Darryl K. Horne, the Company’s President and Chief Executive Officer. The first loan permitted the Company to borrow up to $525,000 at 8 percent interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. The note is unsecured and is not convertible into any Company securities. A portion of this loan was settled in connection with the 91 Hill Avenue transaction described above. As of September 26, 2010, the outstanding balance is $275,000 and accrued interest payable is $54,373.

On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne. Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent. The Company has taken draws of $220,000 and has accrued interest payable of $24,711 as of September 26, 2010. The loan is not convertible into any Company securities.

6.      LINES OF CREDIT

In December 2009, the Company entered into a two-year noncancellable receivable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable. The Company is able to receive borrowings of 85 percent of eligible invoices factored to the lender. The agreement calls for the greater of (i) a minimum monthly fee of $3,000 for the term of the agreement, or (ii) 1 percent of the gross face amount of each account purchased by Wells Fargo Business Credit (“WFBC”) payable within 1-30 days of selling the accounts receivable.

After 30 days, the Company is responsible for paying 0.0333 of 1 percent additionally per day until the account is paid in full together with a fee which shall be equal to the lesser of the advance of the account times (a) the sum of LIBOR, plus 5 percent per annum, or (b) the lawful maximum, if any. LIBOR shall mean the greater of (i) 1 percent per annum or (ii) the rate per annum (based on a 360 day year) quoted by Wells Fargo Bank, National Association as the Inter-Bank Market Offered Rate based upon the rate per annum for United States dollar deposits of ninety day duration commencing on such date on the London-Inter-Bank Market, with the understanding that such rate is quoted by Wells Fargo Bank, National Association for the purpose of calculating the rate of interest payable hereunder.

As of September 26, 2010, the line of credit balance is $116,851.

HORNE INTERNATIONAL, INC.
Notes to (Unaudited) Consolidated Financial Statements

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

For the nine months ended September 26, 2010, the Company recorded stock option expense of $515,885 for the first half of the options. The remaining options will be expensed if and when it becomes probable that the Company is on track to meeting either performance condition. As of September 26, 2010, the Company has determined that it is not probable that Horne will meet the performance conditions. The Company will reassess the probability of whether the terms of the agreement are attainable on a quarterly basis. The Company will start to recognize expense when achievement of a performance condition becomes probable.

For the nine months ended September 26, 2010, the Company issued 122,675 shares of common stock equal to a value of $0.08 per share, totaling $9,814, in exchange for business support services.

Under the terms of the CEECO acquisition agreement from 2005, the 913,242 shares of stock that were issued to Lou and Marilyn Rogers in March 2008 were subject to a share price guarantee. Those shares were issued at $0.219 per share. The average share price, calculated as the ten-day average closing share price centered on February 28, 2009, was $.0755. As a result the Company recorded a payable to the Rogers of $131,050 and reduced additional paid in capital by that same amount. A payable of $1,050 is outstanding at September 26, 2010.

8.      STOCK-BASED COMPENSATION

The Company has a stock option plan available to eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company by providing eligible entities (as herein provided) an additional incentive to promote the success of the Company as deemed appropriate by senior management. This is accomplished by providing for the granting of Non-Statutory Stock Options to employees, non-employee directors, consultants and advisors. During the first nine months of 2010, the Company granted no new stock options to employees.

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted.

The table below summarizes our stock option activity during the nine months ended September 26, 2010.

	Number of Shares	Option Price	Weighted Average Exercise Price
Options outstanding 12/27/2009	2,211,000
Granted	8,333,333	$0.09	$0.09
Exercised	-
Cancelled	(76,000)	$0.40	$0.40
Options outstanding 9/26/2010	10,468,333

The following table summarizes information about the Company’s outstanding stock options at September 26, 2010.

HORNE INTERNATIONAL, INC.
Notes to (Unaudited) Consolidated Financial Statements

Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
$0.09	8,333,333	4,166,667	6.8
0.10	2,000,000	2,000,000	2.3
0.35	60,000	60,000	1.9
0.50	75,000	75,000	6.0
	10,468,333	6,301,667

Total options available to issue			32,000,000
Less total options outstanding or exercised			30,589,533
Total options remaining			1,410,467

9. DISCONTINUED OPERATIONS

The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. subsidiary and Coast Engine & Equipment subsidiary in early 2008. Accordingly, the operating results of these two entities are included in discontinued operations for all years presented.

During 2009, the Company deeded one of the two real property sites to creditors who are affiliated parties in return for the release of $1.75 million of debt owed to the creditors by the Company. In February 2010, the Company, by Quitclaim Deed returned the second of the two real property sites to the mortgagors in return for a release of all obligations and claims under the Contract for Deed. As of September 26, 2010, the Company has no assets in discontinued operations.

The liabilities of discontinued operations at September 26, 2010, primarily consist of accrued liabilities and a residual debt. The interest rate on the residual debt is 7.1 percent.

10.   COMMITMENTS AND CONTINGENCIES

Capital Lease

The Company upgraded its corporate office phone system in March 2010.  The Company entered into a three-year lease agreement with a $1 buyout option for the phone system with AVAYA Financial Services. This lease requires a monthly payment of $1,010.48 plus all applicable taxes.

The table below summarizes our future annual minimum lease payments under this non-cancellable agreement with an initial term of greater than one year at inception. (000’s)

	2010	2011	2012	2013	2014+
Capital Leases	$3	$12	$12	$3	$-

Legal Matters

Our outstanding legal proceedings are described in Note 15 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2009. There have been no material developments regarding any of our outstanding legal proceedings during the third quarter of 2010 and through the filing date of this report.

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

DESCRIPTION OF THE COMPANY

The Company provides a variety of services through its wholly-owned subsidiary, Horne Engineering Services, LLC.  The Company focuses on providing program engineering, energy solutions, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, public outreach, and product solutions. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, Transportation and other civilian agencies

The Company has devoted a significant amount of resources to its partnership with Intelligent Decisions, from which a five quarter development strategy has been launched. The goal of the five quarter strategy is a doubling of the Company’s revenue over the five quarters.  Per the Company/ID agreement, Intelligent Decisions recently hired a Vice-President of Environmental Technologies and Services.  This individual’s sole role will be to realize synergies between the companies and to drive revenue into the Company through the execution of the five quarter strategy.

A principal purpose of the partnership has been the development of an information technology capability related to the Company’s core competencies.  The Company has signed a reseller agreement with the IT product and professional services company ThoughtWorks, Inc.  The Company expects this capability to enable it to further its goal of being a total solutions provider to its customers.

Additionally, the Company has recently entered into reseller agreements with Ingram Micro, Juniper, Cisco, Lenovo, IBM, EMC2, and Dell related to the IT capability.  The aforementioned agreements will support the Company’s acceleration of the go to market strategy with its partnership Intelligent Decisions.

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Form 10-K for the fiscal year ended December 27, 2009, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition; stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 26, 2010.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 26, 2010, AND SEPTEMBER 27, 2009

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	Three months ended September,
	2010		2009
Total revenue	$769	100.0%	$1,007	100.0%
Gross profit	200	26.0%	293	29.1%
Operating loss	(92)	-12.0%	(65)	-6.5%

Revenue for the quarter ended September 26, 2010, decreased on a year-over-year basis, as compared to the quarter ended September 27, 2009. The main driver of the revenue decrease was due to staffing reductions in our Afghanistan contract. Gross margin as a percentage of sales was decreased due to the decrease of gross profit, as compared to the third quarter of 2009.

Revenue and gross profit for the fourth quarter of 2010 are expected to be consistent with the third quarter of 2010.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 26, 2010, AND SEPTEMBER 27, 2009

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	Nine months ended September,
	2010		2009
Total revenue	$2,612	100.0%	3,230	100.0%
Gross profit	672	25.7%	985	30.5%
Operating loss	(791)	-30.3%	(209)	-6.5%

Revenue for the quarter ended September 26, 2010, decreased on a year-over-year basis, as compared to the quarter ended September 27, 2009. The main driver of the revenue decrease was due to staffing reductions in our Afghanistan contract. Gross margin as a percentage of sales was decreased due to the decrease of gross profit, as compared to the third quarter of 2009.

The overall operating loss increased in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the stock option expense of $515,885 in the first quarter of 2010.

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

HORNE INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $2,106 at September 26, 2010. Our cash position has declined during the quarter primarily due to operating losses.

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable. The agreement calls for a minimum monthly fee of $3,000 for the term of the agreement. The Company is able to receive 85 percent of any invoices factored to the lender. As of September 26, 2010, the line of credit balance is $116,851.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent. The partnership will allow the Company to have a cash line of credit in the amount of $250,000 against business/projects jointly developed by Intelligent and the Company. This line of credit will be secured by the Company’s eligible Accounts Receivable on such projects or on the receivables from the Company’s full-time equivalent employees arising after the inception of the partnership that are billed against projects as decided by Intelligent in its sole discretion. No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit). As of September 26, 2010, no funds have been advanced to the Company under this line of credit.

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

Interest Rate Risk

At September 26, 2010, the Company had a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.

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

ITEM 6.       EXHIBITS

2.1 Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc, Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005)

2.2 Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition, LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne, and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)

3.1 Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.2 Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.3 Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.4 Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.5 Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

3.6 Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006)

3.7 Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005)

3.8 Amendment to the Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006)

4.1 Specimen Certificate of Common Stock (previously filed on Form 10SB12B File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003)

4.2 Registration Rights Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)

10.1* Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005)

10.2* First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005)

10.4* 2004 Non-Statutory Stock Option Plan dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004)

10.5* Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2004)

10.6* Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004)

10.11 Receivables financing agreement, dated August 6, 2008 by and between Horne International, Inc. and Darryl K. Horne. (previously filed with the Securities and Exchange Commission on November 6, 2008)

10.20 Stock Option Agreement, dated as of March 23, 2010 by and between Horne International, Inc. and Intelligent Decisions, Inc. (previously filed with the Securities and Exchange Commission on May 12, 2010)

10.21 Restricted Stock Agreement between Horne International, Inc., and Intelligent Decisions, Inc. (previously filed with the Securities and Exchange Commission on August 10, 2010)

10.22 Amendment to HNIN Stock Option Plan (previously filed with the Securities and Exchange Commission on August 10, 2010)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of November 2010.

HORNE INTERNATIONAL, INC.

By:	/s/ Darryl K. Horne
Darryl K. Horne
President and Chief Executive Officer

By:	/s/ Paige E. Shannon
Paige E. Shannon
Interim Chief Financial Office