Form 10-K
period 2010-12-26
HORNE INTERNATIONAL, INC.
filed 2011-03-24
CIK 1229195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal-year ended:  December 26, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number:  000-50373

HORNE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0182158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3975 University Drive, Suite 100 Fairfax, Virginia 22030	(703) 641-1100
(Address of principal executive offices)	(Registrant’s telephone number)

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

Large Accelerated filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2010, was approximately $6.2 million based on the closing sale price of the registrant’s common stock as reported on the Over the Counter Bulletin Board on that date.

As of March 20, 2011, there were 42,977,893 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

ii

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this report.

PART I

ITEM 1.	BUSINESS

Horne International, Inc. (the “Company” or “we”, “us”, “our” or similar terms) is an engineering services company focused on provision of integrated, systems approach based solutions to the energy and environmental sectors.  The Company’s solutions are sustainable, agile, and provide immediate as well as long term results.  The Company’s service and product offerings encompass engineering, environment and energy.  We provide products and services to both commercial customers and to the United States Government.

The Company was incorporated as Silva Bay International, Inc., a Delaware corporation, in August 1998.  In April 2003, the Company changed its name from Silva Bay to Spectrum Sciences & Software Holdings Corp. in conjunction with the acquisition of Spectrum Sciences & Software, Inc., a Florida corporation.  The Company began trading on the Over the Counter (“OTC”) Bulletin Board market in December 2003.  In August 2006, the Company changed its name from Spectrum Sciences & Software Holdings Corp. to Horne International, Inc.

As the result of a series of acquisitions the Company’s business changed significantly.  As of the end of 2005, the Company had three reportable segments.  However, over the course of the past several years and with the closing of Coast Engine and Equipment, Inc. (“CEECO”) and Spectrum Sciences & Software, Inc. (“Spectrum”) during 2008, the Company has once again undergone significant change and currently has only one reportable segment, Services.

Business Segments

The Company’s only reportable segment is Services. We are predominantly focused in the U.S. defense markets providing services, IT consulting and reselling products, although some commercial work is performed.  Financial information can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

We focus on providing technology and technical engineering, addressing the areas of security, energy, and the environment. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, and Transportation.  We are a services-based company that relies on its people to maintain the reputation of the Company, to expand operations, and improve marketability.  We have been successful in recruiting top-level candidates to staff open client-focused positions.  The applicant pool for the required expertise appears to be sufficiently deep to meet our needs.  This segment is primarily based out of our Fairfax, Virginia, headquarters and employs approximately 25 people.

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

Backlog

The Company is reporting two types of backlog: funded and unfunded.  These classifications differ significantly in terms of their expected value to the Company and the expected realization of these amounts.  The funded backlog, as shown in the table below, includes all contracts that have been awarded and funded by the client, in most cases a government entity.  Funded contracts are subject to changes in work scope, delays in project startup, and cancellation by the client.  The backlog figures shown below are as of December 26, 2010.

Funded Backlog (all dollars in thousands)
	2010	2011	2012+
Total Funded Backlog	$4,537	$-	$-

The Company previously reported funded backlog of $4,701 at December 27, 2009, for our current operating business.

The amount of unfunded backlog was approximately $21 million at December 26, 2010.  The unfunded backlog comprises contract awards that, at present, have no funding or confirmed orders on which to rely.  An example of this would be GSA schedule awards that are indefinite delivery/indefinite quantity awards.  While these contracts have the potential to generate revenue, the amount, timing, and certainty of those revenues are unknown.  As such, the amount of revenue recognized under these contracts may be significantly less than the amount of unfunded backlog disclosed above.

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

Available Information

Our headquarters is located at 3975 University Drive, Suite 100, Fairfax, VA 22030.  Our website address is www.horne.com.  The information contained on our website is not incorporated by reference into this Annual Report.  All reports we filed electronically with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information and amendments to those reports filed electronically (if applicable), are accessible at no cost on our website as soon as reasonably practicable after such reports have been filed or furnished to the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock.  Our material risk factors are described below.

Our independent registered public accountants have issued a "going concern" opinion raising substantial doubt about our financial viability.

As a result of our losses and negative cash flows, our independent registered public accounting firms issued a “going concern” opinion in connection with their audit of our consolidated financial statements for the years ended December 26, 2010 and December 27, 2009. This opinion expressed substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our consolidated financial statements.  The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.

We have liquidity problems and may need to raise capital on terms unfavorable to our stockholders.

At December 26, 2010, we had a nominal cash balance and for the year then ended and we had a net loss of approximately $1,042,000. In 2010 and 2009, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  While we continue to explore growth opportunities for our business, we do not have complete control over the timing and awarding of future contracts and our business is subject to economic, political, financial, competitive, regulatory, and other factors affecting the defense and security industries.

We will need additional capital to sustain our operations.  However, our current financial condition, combined with the 2010 and 2009 "going concern" opinions received from our independent registered public accounting firm, make it more difficult for us to raise capital.  There is no assurance that we will be able to obtain the necessary financing to support our existing business on acceptable terms, or at all; and if we can, we may do so on terms that are not favorable to our stockholders.

We are considering corporate strategic alternatives that may significantly change the Company as it stands today.

The Company is currently reviewing several strategic options that could have a material and significant impact on the structure, operating activities, businesses, and/or assets of the Company.  These decisions may or may not have to be approved by our stockholders. Decisions that do not require stockholder approval may not be in the best interests of some stockholders.

Corporate overhead structure combined with a reduced operating base may impact our ability to operate at a profit.

We have made a concerted effort to reduce our overhead costs to a minimal level and to be in-line with our operating base.  At the same time, we must maintain certain organizational capabilities to continue to operate the Company.  Given our current revenue base, it is uncertain if our revenues will be sufficient to cover all of our overhead costs.

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

The full value of our tax loss carry-forward is not expected to be utilized and otherwise may be adversely impacted by factors outside of our control.

As of December 26, 2010, we had approximately $55 million of net operating loss (NOL) carry-forward available to offset future taxable income. Due to our history of operating losses, we do not expect to be to utilize the full value of our NOL carry-forwards. In addition, the United States Internal Revenue Service has certain rules relating to NOL carry-forwards regarding stock ownership changes within a given three-year period.  While management is able to manage within these guidelines without triggering the limitations that limit a company’s ability to utilize net operating loss carry-forwards, management may not be able to control or influence outside parties’ activity with regard to our stock.

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

We depend on contracts with the U.S. federal government agencies or with prime contractors of such agencies for substantially all of our revenue, and if our relationships with these agencies were harmed, our business could be threatened.

We receive more than 90 percent of our revenue in any given year from contracts with the U.S. federal government agencies or with prime contractors of such agencies.  We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future.  For this reason, any issue that compromises our relationship with agencies of the federal government or their prime contractors could cause serious harm to our business.

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

A significant portion of our revenue comes from payments made by the U.S. government on prime contracts and subcontracts. The costs of these contracts are subject to audit by the Defense Contract Audit Agency (DCAA). Disallowance of these contract costs by the DCAA could adversely affect the Company’s consolidated financial statements. Management periodically reviews its estimates of allowable and unallowable costs based on the results of government audits and makes adjustments as necessary.

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

Item 1B.	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES

As of March 20, 2011, the Company’s headquarters are located in offices leased by the Company in Fairfax, Virginia. The facilities for our off-site employees include general office space that is provided by our clients.

In 2009, the Company owned two pieces of property in Ft. Walton Beach, Florida, that were previously used in operations of Spectrum Sciences and Software, Inc., a subsidiary of the Company. In July 2009 one of the pieces of property was transferred to lien holders in return for the release of debt secured by the property. In February 2010 the remaining property was returned, by Quitclaim Deed, to the mortgagors.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding material legal proceedings involving the Company is included in Note 15 to the Company’s consolidated financial statements under the heading “Legal Matters” in Part II, Item 8 of this report, which is incorporated herein by reference.

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is listed on the OTC Bulletin Board electronic quotation system and trades under the symbol “HNIN”. The common stock was first traded on December 5, 2003, under the symbol “SPSC”. The symbol was changed in conjunction with the corporate name change in August 2006 and began trading under the current symbol on September 12, 2006. The following table sets forth the high and low bid prices for our common stock for each quarterly period beginning in 2009 as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2009	High	Low
First Quarter	$0.09	$0.02
Second Quarter	$0.15	$0.07
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.14	$0.07

2010
First Quarter	$0.18	$0.08
Second Quarter	$0.20	$0.10
Third Quarter	$0.19	$0.10
Fourth Quarter	$0.18	$0.12

Holders

There were approximately 70 stockholders of record of the common stock of the Company on March 20, 2011.  A significant number of the outstanding shares are beneficially owned by individuals or entities registered in a street name.  The Company is unsure of how many beneficial owners of its common stock there are as of March 20, 2011.

Dividends

The Company has never paid any cash dividends and has no current intention to pay a dividend in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See the Equity Compensation Plans subsection of Item 12 — Security Ownership of Certain Beneficial Owners and Management of this Annual Report on Form 10-K.

2004 Non-Statutory Stock Option Plan

The Company’s 2004 Non-Statutory Stock Option Plan was adopted by the Board of Directors on March 11, 2004, and approved by the stockholders in March 2004.  The plan was intended to advance the interests of the Company by inducing individuals, and eligible entities, and by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company, and by providing the participating employees, non-employee directors, consultants, and advisors with an additional incentive to promote the success of the Company.  Under this plan a maximum of 10,000,000 shares of the Company’s common stock, par value $.0001, were authorized for issue.  Options issued under this plan would expire one year from the date of issuance.

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

The amendments to the Stock Option Plan have not been approved by the stockholders.

ITEM 6.	SELECTED FINANCIAL DATA (ALL DOLLARS IN $000’S EXCEPT PER SHARE DATA)

	2010	2009	2008	2007	2006
Revenue	$3,438	$4,680	$4,859	$13,549	$21,183
Loss from Continuing Operations	(1,005)	(183)	(4,107)	(15,767)	(3,005)
Per share of Common Stock-basic & diluted	(0.02)	(0.00)	(0.10)	(0.38)	(0.07)
Net Loss	(1,042)	(337)	(6,113)	(19,142)	(8,595)
Per share of Common Stock-basic & diluted	(0.02)	(0.01)	(0.14)	(0.08)	(0.20)
Total Assets	733	3,154	5,332	10,332	30,064
Long-term Debt	14	1,696	1,812	1,969	1,994
Stockholders' (Deficit) Equity	(918)	(418)	(338)	5,620	24,517

The financial information above is reflective of the operations since 2006.  The income statement data only reflects the operations of Horne Engineering Services and Horne International, Inc.  The operations of Spectrum Sciences and Software, Inc., and Coast Engine and Equipment Co., have been removed from the operating results and are now included in discontinued operations.

Selected Quarterly Financial Data
2010
	Q1	Q2	Q3	Q4
Revenue	$994	$850	$769	$826
Gross Profit	296	175	200	227
Loss from continuing operations	(596)	(155)	(147)	(107)
Income (loss) from discontinued operations	48	(105)	2	18
Basic & diluted loss per share	(0.01)	(0.01)	(0.00)	(0.00)

2009
	Q1	Q2	Q3	Q4
Revenue	$950	$1,273	$1,007	$1,450
Gross Profit	328	364	293	372
(Loss) income from continuing operations	(184)	(27)	(69)	97
(Loss) from discontinued operations	(64)	(5)	(55)	(30)
Basic & diluted loss per share	(0.01)	(0.00)	(0.00)	(0.00)

The selected financial data provided in this Item 6 should be read in conjunction with the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information that the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial position, results of operations, and cash flows.  This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and certain other sections of this report contain statements reflecting the Company’s views about its future performance and constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  These views involve risks and uncertainties that are difficult to predict, and accordingly, the Company’s actual results may differ materially from the results discussed in such forward-looking statements.  Readers should consider that various factors may affect the Company’s performance.  These factors include changes in general economic conditions and competitive market conditions; price pressures; relationships with key customers; and other factors discussed in Part I, Item 1A, “Risk Factors”, and the sections entitled “Executive-Level Overview” and “Critical Accounting Estimates” below.  The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.

Executive-Level Overview

The Company provides a variety of services through its wholly owned subsidiary — Horne Engineering Services, LLC.  The provision of such services is largely dependent on the amount of U.S. Government contracting in the areas of homeland security, environmental management, and infrastructure reconstruction.

The Company made the strategic decision to terminate the operations of Spectrum Sciences and Software, Inc., and Coast Engine and Equipment Co. in the first quarter of 2008 due to continuing losses and to focus on its core services segment.

Basis of Presentation

The Company’s fiscal-year is the 52-or 53-week period ending on the last Sunday in December. Fiscal 2010 and 2009 were 52-week fiscal years. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.  Investments in unconsolidated joint ventures were adjusted to fair market value upon the acquisition of Horne Engineering in 2005.  During 2008, the Company changed the accounting method for its investment in the WESKEM joint venture due to the scheduled closing of the joint venture in early 2009.  This changed the Company’s accounting for this investment to the equity method of accounting.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed-asset lives, income taxes, environmental matters, litigation, and other contingencies.  We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from our estimates under different assumptions or conditions.

We believe that the following critical accounting estimates, among others, require us to make significant estimates and judgments in the preparation of our consolidated financial statements.

Revenue Recognition

The Company’s two principal methods of revenue recognition are monthly fixed price contracts where revenue is recognized ratably over the contract period and time and materials contracts where revenue is recognized as costs are incurred.

Allowance for Bad Debts

We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual and overall basis.  The majority of our contracts are with U.S. Government entities and as such we have minimal risk of collectability.  The few contracts we have with non-governmental entities we review on a contract-by-contract basis.  During 2007, we recorded a $200,000 bad debt reserve on a specific contract that we executed as a subcontractor in our discontinued operations.  We have filed suit related to this contract and the receivable of $110,846 is reserved at December 26, 2010.

Net Operating Loss Carry-Forwards

We have not recognized the benefit in our consolidated financial statements with respect to the approximately $55 million net operating loss carry-forwards for federal income tax purposes as of December 26, 2010. This benefit was not recognized due to the possibility that the net operating loss carry-forwards would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carry-forward or that the carry-forwards may be limited as a result of changes in our equity ownership. We intend to use these carry-forwards to offset our future taxable income. If we were to use any of this net operating loss carry-forwards to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carry-forwards are subject to limitation as a result of capital transactions, we may be liable for back taxes, interest, and, possibly, penalties.

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

Overall Results of Operations

	For the Year ended December,
	(all dollars in 000's)
	2010		2009
Revenues	$3,438	100.0%	$4,680	100.0%
Cost of Revenue	2,540	73.9%	3,323	71.0%
Gross Profit	898	26.1%	1,357	29.0%
Operating Loss	(877)	-25.5%	(101)	-2.2%

Revenue declined in 2010 by $1.2 million as compared to 2009, primarily due to the reduction of staffing on one of our contracts. Cost of revenue as a percentage of sales increased from 2009 to 2010 by 2.9 percent due to higher labor costs on our fixed price contracts. Total gross margin percentage declined slightly in 2010 due to contract cost mix.

Our operating loss increased in 2010 by approximately $0.8 million as compared to 2009, primarily due to the stock option expense related to Intelligent Decisions Stock Option Agreement. See “Corporate Expenses” below.

Based on our on-going review of strategic alternatives, we are not able to reasonably forecast our 2011 revenue or profitability.  The strategic alternatives being considered and their varied impact on our operations significantly limits our ability to give a materially accurate financial forecast.

Corporate Expenses

	For the Year ended December,
	(all dollars in 000's)
	2010	2009
Operating Loss	$(1,667)	$(1,328)

Corporate expenses consist primarily of compensation and related costs for personnel and facilities, finance, human resources, information technology, and professional services. Professional services are principally comprised of outside legal, audit, tax, and outsourced information technology functions. In March 2010, the Company recorded stock option expense of $0.5 million related to an option agreement with Intelligent Decisions, Inc.

Discontinued Operations

For the Year ended December ,
(all numbers in 000's)
	2010	2009
Loss from discontinued operations	$(37)	$(154)

The discontinued operations include only the results of our Spectrum Sciences and Software, Inc.  The smaller loss in 2010 is primarily a result of the lack of activity in these dormant units.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $62,000 at December 26, 2010.  During 2010, continuing operations consumed approximately $18,000 of cash predominantly due to operating losses.

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum monthly fee of $3,000 for the term of the agreement.  The Company is able to receive 85 percent of any invoices factored to the lender. The Company expects to replace this agreement with a new factoring agreement with United Capital Funding at the end of the first quarter of 2011.

As a result of our continuing losses, our independent registered public accounting firm issued a “going concern” opinion in connection with its audit of our consolidated financial statements for the year ended December 26, 2010. This opinion expressed substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately generate additional revenue.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.  The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.

The Company anticipates that funds from operations will not be sufficient to provide for our 2011 operations and purchases of plant and equipment.  While we continue to seek financing alternatives to fund our 2011 operations, there is no assurance that we will be able to obtain financing on terms acceptable to the Company, or at all, and terms of any financing we do undertake may not be favorable to our stockholders.

The Company’s working capital position at December 26, 2010, was a deficit of $1 million, compared with an accumulated deficit of $0.6 million at December 27, 2009. The negative working capital has resulted from our continued operating losses.

Contractual Obligations

The Company has certain obligations and commitments to make future payments under contracts.  At December 26, 2010, the aggregate contractual obligations and commitments from continuing and discontinued operations are:

	2011	2012	2013	2014	2015+
Operating Leases	$102	$7	$-	$-	$-
Capital Leases	31	12	3	-	-
Total Lease Commitments	$133	$19	$3	$-	$-

The contractual obligations shown above reflect the principal amount of our commitments including those commitments in our discontinued operations.  The above schedule does not include the $0.5 million in related party financing that is callable but has no set payment dates.

In February 2010, the mortgage holders on our Ft. Walton Beach, Florida, property accepted a Quitclaim on the property, thereby taking the property back and releasing the Company from its obligation under the mortgage note.  With this release, the mortgage payable commitment is terminated in its entirety.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 26, 2010, the Company had no amounts outstanding under a revolving credit facility.  We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.

Cash and cash equivalents, as of December 26, 2010, were $62,000 and are primarily invested in money market interest-bearing accounts.  A hypothetical 10 percent change in the average interest rate on our money market cash investments would have had no material effect on net loss for the twelve months ended December 26, 2010.

Foreign Exchange Risk

We currently do not have any foreign currency risk and accordingly, estimate that an immediate 10 percent change in foreign exchange rates would have no impact on our reported net loss.  We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements
Report of Independent Registered Public Accounting Firm	[15]
Consolidated Balance Sheets: December 26, 2010, and December 27, 2009	[16]
Consolidated Statements of Operations and Comprehensive Loss: Years ended December 26, 2010, and December 27, 2009	[17]
Consolidated Statements of Stockholders’ Deficit: Years ended December 26, 2010, and December 27, 2009	[18]
Consolidated Statements of Cash Flows: Years ended December 26, 2010, and December 27, 2009	[19]
Notes to Consolidated Financial Statements	[20]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of Horne International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Horne International and Subsidiaries (the “Company”) as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horne International and Subsidiaries as of December 26, 2010 and December 27, 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced continuing net losses for each of the last four years and as of December 26, 2010, current liabilities exceeded current assets by $1,030,000. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company

Baltimore, Maryland
March 24, 2011

HORNE INTERNATIONAL, INC.

Consolidated Balance Sheets
(Dollars in thousands except share amounts)

	December	December
	26, 2010	27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$62	$15
Receivables, net	507	1,228
Prepaid expenses and other current assets	38	30
Current assets of discontinued operations	-	2
Total current assets	607	1,275

Property and equipment, net	67	77
Other assets	59	57
Other assets of discontinued operations	-	1,754
TOTAL ASSETS	$733	$3,154

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$163	$419
Line of credit	140	-
Accrued expenses	554	601
Deferred revenues	60	57
Current portion of debt	505	495
Current liabilities of discontinued operations	215	304
Total current liabilities	1,637	1,876

Long-term liabilities:
Non-current portion of debt	14	-
Non-current liabilities of discontinued operations	-	1,696
TOTAL LIABILITIES	1,651	3,572

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized, 42,977,893 and 42,687,324 issued and outstanding	4	4
Additional paid-in capital	79,571	79,029
Accumulated deficit	(80,493)	(79,451)
Total stockholders' deficit	(918)	(418)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$733	$3,154

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.

Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands except share amounts)

	Twelve months ended
	December	December
	26, 2010	27, 2009

Revenue	$3,438	$4,680

Cost of Revenue	2,540	3,323

Gross Profit	898	1,357

Operating Expense	1,775	1,458

Net Operating Loss	(877)	(101)

Non-operating expense, net	(126)	(78)

Loss before income taxes	(1,003)	(179)

Income tax expense	(2)	(4)

Loss from continuing operations	(1,005)	(183)

Loss from discontinued operations	(37)	(154)

Net and total comprehensive loss	$(1,042)	$(337)

Weighted average common shares outstanding:
Basic and diluted	42,732,895	42,687,324

Basic and diluted loss per share
Basic and diluted from continuing operations	$(0.02)	$(0.01)
Basic and diluted from discontinued operations	$0.00	$0.00
Total basic and diluted loss per share	$(0.02)	$(0.01)

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 28, 2008	42,687,324	$4	$78,772	$(79,114)	$(338)

Net loss				(337)	(337)
Share price guarantee settlement			(131)		(131)
Equity activities related to 91 Hill property transfer			371		371
Stock option expense			17		17

Balance as of December 27, 2009	42,687,324	$4	$79,029	$(79,451)	$(418)

Net loss				(1,042)	(1,042)
Stock option expense			519		519
Restricted stock issued	290,569		23		23

Balance as of December 26, 2010	42,977,893	$4	$79,571	$(80,493)	$(918)

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	December	December
	26, 2010	27, 2009
Cash flows from in operating activities:
Continuing Operations
Net loss from continuing operations	$(1,005)	$(183)
Adjustments to reconcile net loss to net cash flows
Cash used in operating activities
Stock based compensation	542	16
Depreciation and amortization	38	55
Write-down of Weskem investment to fair value	-	(10)
Gain on disposal of equipment	(5)
Decrease (increase) in balance sheet items
Receivables	720	155
Prepaid expenses & other current assets	(8)	69
Accounts payable	(256)	(73)
Accrued expenses	(47)	112
Deferred revenue	3	(41)
Net cash (used in) provided by continuing operations	(18)	100

Discontinued Operations
Loss from discontinued operations	(37)	(154)
Cash (used in) provided by discontinued operations	(38)	369
Net cash (used in) provided by discontinued operations	(75)	215
Net cash (used in) provided by operating activities	(93)	315

Cash flows from investing activities
Cash settlement of share price guarantee	-	(93)
Proceeds from joint ventures under the equity method	-	71
Proceeds from sale of equipment	6	-
Purchase of property and equipment	(30)	-
Net cash used in investing activities	(24)	(22)

Cash flows from financing activities:
Net cash borrowings (repayments)	164	(300)
Net cash provided by (used in) financing activities	164	(300)

Net increase (decrease) in cash and cash equivalents	47	(7)
Cash and cash equivalents at beginning of period	15	22
Cash and cash equivalents at end of period	$62	$15

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

1.	ORGANIZATION AND NATURE OF BUSINESS AND UNCERTAINTY

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

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the year ended December 26, 2010, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the year ended December 26, 2010, the Company incurred a loss from continuing operations of approximately $1,005,000 and had a stockholder deficit of $918,000. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company is dependent upon available cash and operating cash flow to meet its capital needs. The Company is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations which include equity offerings, assets sales or debt financing as alternatives to improve its cash needs.

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum monthly fee of $3,000 for the term of the agreement.  The Company is able to receive 85 percent of any invoices factored to the lender. The Company expects to replace this agreement with a new factoring agreement with United Capital Funding at the end of the first quarter of 2011.

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Chief Executive Officer.  The loan permitted the Company to borrow up to $525,000 at 8 percent interest.  As of December 26, 2010, the outstanding balance is $275,000. On August 6, 2008, the Company entered into a receivables financing agreement with Mr.  Horne.  Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent.  The Company has taken draws of $220,000 as of December 26, 2010. The loan is not convertible into any Company securities.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”)  Intelligent, an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers.  The agreement between the parties will allow the Company to have a cash line of credit in the amount of $250,000 for business/projects jointly developed by Intelligent and the Company.  This line of credit will be secured by the Company’s eligible Accounts Receivable on such projects or the Company’s full-time equivalent employees arising after the inception of this Agreement that are billed against projects as decided by Intelligent in its sole discretion.  No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit).

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott. Under the terms of the agreement, Mr. Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken a draw of $120,000 in the first quarter of 2011.  The loan is not convertible into any Company securities.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Horne International, Inc. include accounts of the company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

The fiscal-year for Horne International, Inc. is the 52-or 53-week period ending on the last Sunday in December. Fiscal 2010 and 2009 were 52-week fiscal-years. The consolidated financial statements include the accounts of Horne International, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.  Investments in unconsolidated joint ventures were adjusted to fair market value upon the acquisition of Horne Engineering in 2005.  Beginning in 2008, the Company began accounting for its Weskem joint venture investment under the equity method.  The joint venture ceased operations in 2009.

Revenue Recognition

The Company’s two principal methods of revenue recognition are monthly fixed price contracts where revenue is recognized ratably over the contract period and time and materials contracts where revenue is recognized as costs are incurred.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Accordingly, results could differ from those estimates and assumptions.

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

Significant Customers and Credit Risks

Revenues from individual customers greater than 10 percent of consolidated revenues, in the respective periods, were as follows:

	Fiscal Year
	2010	2009
Customer A	19.2%	32.6%
Customer B	13.2%	0.0%
Customer C	49.0%	37.6%

Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next.  However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations.  The Company’s primary customers are government entities.  If revenue from a single government entity exceeds 10 percent of our total revenue, it is disclosed above.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services.  As of December 26, 2010, all of the Company’s cash and cash equivalents were held in or invested with domestic banks.  Accounts receivable from individual customers that are equal to or greater than 10 percent of consolidated accounts receivable in the respective periods were as follows:

	Fiscal Year
	2010	2009
Customer A	1.5%	65.2%
Customer B	23.5%	0.0%
Customer C	44.5%	21.7%

In determining the allowance for doubtful accounts, the Company analyzes the aging of the accounts receivable, historical bad debts, customer creditworthiness, and specific situations involving our customers.  As the majority of our work is government related, the risk of uncollectible debt is greatly reduced.  We do take specific bad debt reserves when we consider our ability to collect an amount to be in doubt.

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

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

The Company currently has a net operating loss carry forward of approximately $55 million at December 26, 2011. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that the Company might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in the Company’s equity ownership.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period.  Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents.  The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock.  Common stock equivalents of 10,393,333 and 2,211,000 were not included in the computation of diluted loss per share for the twelve months ended December 26, 2010 and December 27, 2009, respectively, as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.

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

The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. (SSSI), and Coast Engine & Equipment Co., subsidiaries in early 2008.  Accordingly, the operating results of these two entities are included in discontinued operations for all years presented.

During 2009, the Company deeded one of two real property sites associated with the formal SSSI operations to creditors who are affiliated parties in return for the release of $1.75 million of debt owed to the creditors by the Company, In February 2010, the Company, by Quitclaim Deed, returned the second of the two real property sites to the mortgagors in return for a release of all obligations and claims under the Contract for Deed.  As of December 26, 2010, the Company has no assets in discontinued operations.

The liabilities of discontinued operations at December 26, 2010, primarily consist of legal cost and other administrative expenses.

4.	RECEIVABLES (000’S)

Receivables primarily comprise of amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	December 26,	December 27,
	2010	2009
Accounts Receivable
Billed AR	$420	$1,119
Unbilled AR	77	62
Holdbacks	11	48
Bad Debt Reserve	(1)	(1)
Total Accounts Receivable, Net	$507	$1,228

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.  Substantially all of these amounts will be billed in the following year.

5.	PROPERTY AND EQUIPMENT (000’S)

	December 26,	December 27,
	2010	2009
Property & Equipment
Buildings & Improvements	$5	$5
Furniture & Fixtures	11	11
Office Equipment	303	290
Vehicles	-	38
Total	$319	$344
Accumulated Depreciation	(252)	(267)
Property & Equipment, net	$67	$77

6.	ACCRUED EXPENSES (000’S)

	December 26,	December 27,
	2010	2009
Accrued Expenses
Salaries & payroll related items	$115	$165
Accrued leave	158	263
Professional Fees	76	75
Other	205	98
Total Accrued Liabilities	$554	$601

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

7.	LINES OF CREDIT

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum monthly fee of $3,000 for the term of the agreement.  The Company is able to receive 85 percent of any invoices factored to the lender. The Company expects to replace this agreement with a new factoring agreement with United Capital Funding at the end of the first quarter of 2011.

8.	STOCKHOLDERS’ EQUITY

During 2009, the Company had two equity transactions.  The first was the share price settlement with the former owners of CEECO. Under the terms of the CEECO acquisition agreement from 2005, the 913,242 shares of stock that were issued to Lou and Marilyn Rogers in March 2008 were subject to a share price guarantee.  Those shares were issued at $0.219 per share. The average share price, calculated as the ten-day average closing share price centered on February 28, 2009, was $.0755.  As a result the Company recorded a payable to the Rogers of $131,000 and reduced additional paid in capital by that same amount.  There is no outstanding balance at December 26, 2010.

The second 2009 equity transaction was the issuance of 2,000,000 options related to the 91 Hill Avenue transaction described in detail in Note 9 to these financial statements.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”).  Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers.  The agreement between the parties provides for Intelligent to provide business support services to the Company. In return for business support services, the Company awarded to Intelligent 8,333,333 options to purchase common stock an will award up to 12,500,000 restricted stock units. During 2010, the Company awarded Intelligent 290,569 restricted stock units in exchange for business support services and recorded $515,884 of stock-based compensation expense related to options.

9.	RELATED PARTY TRANSACTIONS

The Company’s borrowings, not included in discontinued operations, consist of related party receivable financing and unsecured notes of approximately $495,000. The rates on the related party notes are 8 percent and 8.5 percent.

91 Hill Avenue, LLC

On August 6, 2009, Horne International, Inc., entered into an Agreement to Transfer Property to 91 Hill Avenue, LLC, a limited liability company established by Darryl K. Horne and Evan Auld-Susott. The Agreement states that Horne International, Inc., will transfer the real property located at 91 Hill Avenue, Fort Walton Beach, Florida, to 91 Hill Avenue, LLC.  In addition, the Company will also issue to 91 Hill Avenue, LLC two million stock options with a price of the greater of $0.10 or $0.25 less than the reported stock one day prior to the exercise of the options.  As consideration for the transfer of the real property and the aforementioned stock options, Darryl K. Horne and The Susott Family Limited Partnership will each forgive certain secured and unsecured debt owed to each of them by the Company.  Darryl K. Horne will forgive both secured and unsecured debt owed to him by the Company in the amount of $750,000.  The Susott Family Limited Partnership will forgive secured debt owed to it by the Company in the amount of $1,000,000.

On August 7, 2009, the real property owned by Horne International, Inc., located at 91 Hill Avenue, Fort Walton Beach, Florida, was transferred to 91 Hill Avenue, LLC pursuant to the terms of the Agreement to Transfer Property dated August 6, 2009.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

Darryl Horne Notes

During 2008, the Company entered into three separate loan transactions with Darryl K. Horne, the Company’s President and Chief Executive Officer. The first loan permitted the Company to borrow up to $525,000 at 8 percent interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. The note is unsecured and is not convertible into any Company securities. A portion of this loan was settled in connection with the 91 Hill Avenue transaction described above. As of December 26, 2010, the outstanding balance is $275,000 and accrued interest payable is $54,373.

In July 2008, the Company entered into a second loan transaction with Mr. Horne, for a working capital loan to the Company.  The terms of the loan provide that the Company is able to borrow $500,000 at 8 percent interest, with such interest payable quarterly beginning in October 2008.  The Company has borrowed $500,000 under this agreement as of December 28, 2008.  Principal under the loan is payable in full at the earlier of (a) twelve (12) months from the loan closing date and (b) the sale of the Company's Ft Walton Beach, Florida, commercial property formerly utilized for SSSI's operations (the "SSSI Property").  The maturity date of the loan may be extended for an additional six (6) months under certain conditions, including the payment by the Company of a fee equal to one-half percent of the outstanding principal balance.  Mr. Horne's loan is secured by a second deed of trust on the SSSI Property, which will be junior in priority and subordinate to a first deed of trust securing the Company's obligations under the Revolving Line of Credit to Evan Auld-Susott, as agent.  The loan is not convertible into any Company securities.  The terms of the loan were approved by the Company's Board of Directors, including each disinterested director.  The loan documentation contains customary terms and conditions for financing of this type.  This loan was discharged in the 91 Hill Avenue transaction described above.  There were no amounts outstanding under this loan at December 26, 2010.

On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne. Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent. The Company has taken draws of $220,000 and has accrued interest payable of $24,711 as of December 26, 2010. The loan is not convertible into any Company securities.

Evan Auld-Susott Notes

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott. Under the terms of the agreement, Mr. Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken a draw of $120,000 in the first quarter of 2011.  The loan is not convertible into any Company securities.

10.	EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(k) plan available to all U.S. employees who have completed minimum service requirements and meet minimum age requirements.  Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations.  The Company currently matches 50 percent of an employee’s contribution up to 5 percent, subject to legal limits.  The total expense for the years ended December 26, 2010 and December 27, 2009 were approximately $13,860 and $27,000, respectively.

11.	STOCK OPTION PLAN

In 2009, the Company issued two million options with a strike price of the greater of $0.10 or $0.25 less than current market value of the stock at the time of exercise to 91 Hill Avenue, LLC as part of the satisfaction of the debt to Evan Auld-Susott and Darryl K. Horne.  The options vested on December 31, 2009.  There was no option expense recorded on this transaction since it was treated as a capital contribution.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”).  Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers.  The agreement between the parties provides for Intelligent to provide business support services to the Company.  The business support services will include business development support, bid and proposal support, contracting support, investor relations and marketing support, accounting services support and recruiting services.  In addition, Intelligent will assist the Company in achieving its long-term and short-term plans for revenue growth by providing near-term business opportunities including procurement and other acquisition opportunities.  In return for the described business support services, the Company awarded to Intelligent 8,333,333 options to purchase common stock and will award up to 12,500,000 restricted stock units.  Of the awarded options 4,166,667 vested immediately upon grant and the remaining 4,166,666 options will vest when the share price of Horne reaches $.50 or the Company achieves annualized revenue in the amount of $15,000,000.  The restricted stock units will be issued in exchange for the aforementioned business support services. In 2010, the Company recorded $515,884 of stock-based compensation expense related to the options. Also it awarded 290,569 restricted stock units in exchange for business support services valued at $23,246.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

There were no options exercised in 2010 or 2009.  As of December 26, 2010, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options.

The following table summarizes information about the Plan’s stock options at December 26, 2010.

	Number of shares	Option Price	Weighted Average Price
Options Outstanding 12/30/2008	445,000
Granted	2,000,000	0.10
Exercised	-
Cancelled	(234,000)	0.20 - 0.80	$0.53
Options Outstanding 12/27/2009	2,211,000
Granted	8,333,333	0.09
Exercised	-
Cancelled	(151,000)	0.40
Options Outstanding 12/26/2010	10,393,333

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
$0.09	8,333,333	4,166,667	6.3
0.10	2,000,000	2,000,000	2.0
0.35	60,000	60,000	1.9

	10,393,333	6,226,667

Total options available to issue	32,000,000
Total options outstanding or exercised	30,514,533
Total options remaining	1,485,467

The intrinsic value of the options outstanding at December 26, 2010, is zero as the exercise price for all options is greater than our share price at that date.

During the years ended December 26, 2010 and December 27, 2009, we issued stock options that vested immediately. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock options granted during each of the last two years was estimated using the following assumptions:

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

	Year ended
	December 26, 2010	December 27, 2009
Assumptions:
Weighted average risk-free interest rate	3.50%	3.50%
Divident yield	0.00%	0.00%
Expected life of option grants	3.50	3.42
Weighted average expected stock price colatility	200.16%	170.16%

The expected life of stock options granted was based on our historical option exercise experience and post vesting forfeiture experience using the historical expected term from vesting date. The expected volatility of the options granted was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon United States government issues with a remaining term approximating the expected life of the options. The forfeiture rate was determined using historical pre-vesting forfeiture rates since the inception of the plan. We have never paid a dividend, and as such, the dividend yield is zero.

12.	INCOME TAXES

The provision for income taxes consisted of the following (000’s)

	Year Ended
	December 26, 2010	December 27, 2009
Current
Federal	-	-
State	$2	$4
Foreign	-	-
Total Current	2	4
Deferred
Federal	-	-
Foreign	-	-
Total Deferred	-	-
Total Tax Provision	$2	$4

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

Rate Reconciliation:	2010	2009
Statutory Federal Income Tax Rate	39.00%	39.00%
State Taxes (Net of Federal Benefit)	3.65%	3.64%
Permanent Difference	-0.07%	-0.19%
Valuation Allowance	-42.58%	-42.45%
Effective Tax Rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.  Significant components of the Company’s deferred taxes were as follows (numbers in 000’s):

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

Deferred Tax Asset/Liability:	2010	2009
Accrued Expenses	$129	$58
Depreciation	21	17
Stock Compensation	534	313
NOL Carryforwards	18,990	18,857
Other, Net	752	752
Valuation Allowance	(20,427)	(19,998)
Net Deferred Tax Asset/(Liability)	$-	$-

As of December 26, 2010, the Company has approximately $55 million of net operating loss carry-forwards available to offset future income.  The net operating loss carry-forwards will expire on or before 2026.

In determining the extent to which a valuation allowance for net deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry-back opportunities, and other tax-planning strategies.  The valuation allowance relates to our U.S. net operating losses.  Due to the continued losses incurred by the Company in 2010 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized.  If, in the future, the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

The Company adopted Accounting Standards Codification topic 740, subtopic 10 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained.  There has been no change in our financial position and results of operation due to the adoption of this standard.

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (000’S)

	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$42	$1
Cash paid for taxes	$2	$4

Supplemental schedule of non-cash investing and financing activities:
Transfer of property and relief of related party notes payable	$1,743	$1,750

14.	COMMITMENTS AND CONTINGENCIES (000’S)

Operating Leases

The Company leases office space at various locations in the United States.  Rent expense totaled approximately $132,000 and $128,000 for 2010 and 2009, respectively. The Company also enters into various other non-cancellable leases for office equipment and vehicles as necessary.

The table below summarizes our future annual minimum lease payments under non-cancellable agreements with an initial term of greater than one year at inception. (000’s)

	2011	2012	2013	2014	2015+
Operating Leases	$102	$7	$-	$-	$-

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

Capital Leases

The Company updated its corporate office phone system in March 2010.  The Company entered into a three-year lease agreement with a $1 buyout option for the phone system with AVAYA Financial Services. This lease requires a monthly payment of $1,010 plus all applicable taxes.

The table below summarizes our future annual minimum lease payments under this non-cancellable agreement with an initial term of greater than one year at inception. (000’s)

	2011	2012	2013	2014	2015+
Capital Leases	$31	$12	$3	$-	$-

Legal Matters

Munitions Assembly Conveyor (MAC) Lawsuit

On or about August 23, 2004, Spectrum Sciences & Software, Inc., (SSSI) a discontinued subsidiary of the Company filed suit against the United States alleging a breach of express contract, a breach of an implied in fact contract, and misappropriation of trade secrets.  SSSI claims damages in the amount of $3,500,000.  The complaint arose out of the government’s actions associated with the procurement of the improved Munitions Assembly Conveyor (MAC).  Based upon SSSI’s previous experience in both utilizing and producing the MAC, the Government and SSSI entered into a Cooperative Research and Development Agreement (CRADA) for the purpose of improving munitions support equipment, including the MAC.  As part of the CRADA negotiation, SSSI identified its prior development, unique modifications, and improvements that constituted trade secrets and intellectual property owned by SSSI.  Subsequent to the completion of the CRADA, SSSI alleges that the government deliberately breached its obligations to protect the trade secrets, intellectual property, and proprietary information identified by SSSI in the CRADA by disclosing and widely disseminating to the general public SSSI’s proprietary information.

In response to a Motion for Summary Judgment filed on behalf of the United States, the Court dismissed the claim for misappropriation of trade secrets.  On November 13, 2007, a trial on the merits as to liability was heard by the United States Court of Federal Claims.  The Court found in favor of SSSI on the merits of the case.  A trial on damages was held in January 2010.

On January 21, 2011, the Company received notification that the United States Court of Federal Claims had published its ruling on damages. The Court awarded SSSI damages in the amount of One Million Two Hundred Thousand Dollars ($1,200,000) plus the costs. The United States may appeal the ruling of the Court within 60 days of the judgment.

15.	INVESTMENTS IN JOINT VENTURES

The Company, through its Horne Engineering Services subsidiary, is a member of Weskem, a limited liability company that specializes in environmental remediation.  During 1999, Horne Engineering invested $77,500 and became a 5.6 percent partner in this joint venture.  The investment has been accounted for using the cost method of accounting until 2008.  During 2008, the decision was made to cease Weskem’s operations during the first quarter of 2009.  At that time the Company performed an analysis of the liquidation value of the investment.  It was determined during this analysis that the expected liquidation value of the investment was approximately $169,000 less than our carrying value.  Accordingly, we recorded a write-down of the Weskem investment to its liquidation value.  At the same time, we changed our accounting method to the equity method. The investment was liquidated in 2009.

16.	SUBSEQUENT EVENTS

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott. Under the terms of the agreement, Mr. Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken a draw of $120,000 in the first quarter of 2011.  The loan is not convertible into any Company securities.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 26, 2010, the end of our fiscal-year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

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

There is no information that was required to be disclosed on a Form 8-K during the fourth quarter of 2010 but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors, their ages as of March 24, 2011, and the positions currently held by each are as follows:

Name	Age	Position
Darryl K. Horne	50	President, Chief Executive Officer and Chairman, Director
Lily L. Xu	46	Chief Financial Officer
Paige E. Shannon	44	General Counsel
Evan Auld-Susott	31	Director
John A. Moore	58	Director

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

Lily L. Xu.  In November 2010, Lily L. Xu was appointed Chief Financial Officer (CFO) of Horne International, Inc.  Ms. Xu has served the Company in various finance and accounting roles since joining the Company in November 2006. Before she was appointed to her current position, Ms. Xu served as Accounting Manager and was promoted to Controller in June 2009. Ms. Xu has over 20 years of experience in finance. Prior to joining the Company, Ms. Xu was Accounting Manager for DHL Global Mail, a publicly traded company on Frankfurt Stock Exchange. Ms. Xu holds a Master of Science in Accounting from Western New England College, Springfield, MA.

Paige E. Shannon.  Paige E. Shannon joined Horne International, Inc., in December 2005 as General Counsel and Corporate Secretary. Ms. Shannon has extensive experience in the government contracting industry. Ms. Shannon holds a Doctorate from The Catholic University of America, Columbus School of Law and a Masters in Business Administration from George Mason University.

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

Evan Auld-Susott.  Evan Auld-Susott was elected to the Horne International, Inc., Board of Directors in June 2007. Mr. Auld-Susott is an independent investment advisor based in Los Angeles, California, and serves as General Partner for the Susott FLP.  Previously, he worked as an investment advisor at Morgan Stanley on a private wealth management team responsible for $6 billion in assets.  Mr. Auld-Susott has a B.A. in economics and a B.A. in international relations from the University of Southern California in Los Angeles.

None of the events set forth in Item 401(f) of Regulation S-K occurred during the past ten years.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, and/or other persons performing similar functions.  A copy of the written Code of Ethics is incorporated by reference as an exhibit to this Annual Report.  The Code of Ethics is available to all employees on the Company’s intranet website.

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

Audit Committee

The Company formed an audit committee on October 4, 2005, and adopted the Charter of the Audit Committee on April 27, 2006.  On July 20, 2006, John A. Moore, Jr., was appointed by the Board of Directors to serve as a member of the Audit Committee. In July, 2008, Mr. Moore was appointed Chairman of the Audit Committee.  The Company’s Board has determined that Mr. Moore qualifies as an audit committee financial expert as defined in Item 407 (a)(5)(ii) of Regulation S-K of the Securities Act of 1933, as amended and is independent as defined under applicable  NASDAQ rules.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis:

Although our executive compensation program is generally applicable to each of our senior management, this Compensation Discussion and Analysis focuses primarily on the program as applied to our CEO, CFO, and each of our other “named executive officers” as defined under applicable SEC rules.  Our “named executive officers” for 2010 were our CEO, Darryl K. Horne, our CFO, Lily L. Xu, and our General Counsel, Paige Shannon.

Executive Compensation Policy and General Philosophy

We recognize that our long term success depends on our ability to provide innovative, comprehensive and quality services and products to the marketplace.  Attracting and retaining highly talented individuals at all levels of the organization that are committed to the Company’s core values of excellence and integrity requires us to maintain competitive compensation programs.  Our Executive Compensation Program is based upon the same objectives that guide us in establishing all of our Compensation Programs.  The Company compensates its senior management with a blend of base salary, bonus and equity compensation designed to be competitive with comparable employers and to align management’s incentives with our long-term goals and the best interests of our stockholders.

Compensation of our Chief Executive Officer and is substantially affected by the employment agreement he entered into in connection with our acquisition of Horne Engineering in May 2005.  As described herein under the section titled “Employment Contracts and Termination of Employment and Change of Control Agreements” this employment agreement establishes a minimum base salary, subject to annual review and increase by the Board of Directors, discretionary annual cash bonuses, certain payments and benefits upon termination of employment, including accelerated vesting of options and participation in any executive bonus and stock-based incentive programs established by us from time to time.  The employment agreement was a condition of the closing of the Horne Engineering acquisition and reflected our view of the value of obtaining the experience and leadership skills of Mr. Horne.  In addition, Mr. Horne received a substantial equity interest in our Company in consideration for his Horne Engineering shares.  We believe that for compensatory purposes, Mr. Horne’s equity interest aligns his interests with those of the stockholders generally, and our Board takes this factor into account in compensation determinations with respect to Mr. Horne.

A Compensation Committee was established by the Board of Directors on January 1, 2007.  In 2010, the Compensation Committee set the performance goals and objectives and recommended to the Board of Directors the overall compensation of the Chief Executive Officer.  In addition, the Compensation Committee will further review the compensation of each of the four (4) most highly compensated employees.  The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management.  The executive management of Horne International, Inc., with the advice of the members of the Board of Directors determines the compensation for senior level management.  Executives and members of the Board of Directors participated in deliberations concerning executive officer compensation and senior level management compensation. Darryl Horne and Lily Xu did not participate in any deliberations concerning the compensation of the Chief Executive Officer and Chief Financial Officer, respectively.

Components of Executive Compensation for 2010

For 2010, the compensation of the named executive officers consisted solely of base salary. As we have awarded cash bonus and equity awards to named executive officers in recent past years, those elements of compensation are also discussed below, along with the 2010 compensation determinations.

Base Salaries

Base salary is the fixed element of employees’ annual compensation.  The value of base salary reflects the employee’s long term performance, skill set and the market value of that skill set.  The minimum base salary for the Chief Executive Officer was established by the employment contract which was entered into on May 11, 2005, in connections with the Company’s acquisition of Horne Engineering as amended in February 2007.  For a period of five (5) years beginning on May 11, 2005, Darryl K. Horne, Chief Executive Officer was entitled to receive an annual base salary of $375,000. Upon appointment as Chief Financial Officer, Lily Xu’s annual salary was set at $120,000.  The base salaries of the Chief Executive Officer and Chief Financial Officer were determined to be appropriate based upon their skill sets, knowledge of the marketplace, and historical knowledge of Horne Engineering Services, LLC.  Each of the base salaries paid to our “named executive officers” who include our CEO and CFO are comparable to other government contractors of similar size and revenue.  The Compensation Committee of the Board will review the base salaries of Mr. Horne and Ms. Xu periodically in the future.

In January 2008, our Board at the request of the CEO decreased his salary to $237,000. Mr. Horne has not waived the base salary provisions of his employment contracts.

For 2010 the Company determined that a range of $140,000 to $190,000 for base annual salaries for senior level management was appropriate.  In determining the base salaries of senior level management, we considered the individual employee’s skill set and the market value of that skill set and for employees who have served the Company for at least twelve (12) months, that employee’s overall performance.

Performance and Incentive Cash Bonuses

The Company’s practice is to award annual cash bonuses with the purpose of aligning employees’ goals with the Company’s overall performance objectives.  Cash bonuses are awarded to senior level management based upon the Company’s overall performance and the individual employee’s overall performance.  In 2010, we did not award any cash bonuses to the Chief Executive Officer, Chief Financial Officer or any other named executive.  In 2011 the Compensation Committee of the Board of Directors will set the performance goals and objectives as well as recommend to the Board of Directors the overall compensation of the Chief Executive Officer and Chief Financial Officer. The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management.

Equity Compensation

Historically, the primary form of equity compensation awarded by the Company has been non-statutory stock options.  The Spectrum Sciences & Software Holdings Corp. Non-Statutory Stock Option Plan was approved by the stockholders in 2004.  The Plan permits the Company to distribute up to 30 million stock options to employees, consultants and advisors of the Company.

In 2010, no named executives received any equity award.  In 2011, the amount of equity compensation to which the Chief Executive Officer and the Chief Financial Officer may be entitled shall be determined by the Compensation Committee and recommended for approval by the Board of Directors.

Employee Benefits

The Company offers core employees benefits coverage in order to provide our workforce with a reasonable level of financial support in the event of illness or injury and enhance productivity and job satisfaction with programs that recognize the importance of achieving a balance between work and the employee’s personal goals.  The benefits available to all employees, including executive officers and senior level management of Horne International, Inc., and each of its subsidiaries are substantially similar and include medical and dental coverage, short-term and long-term disability insurance, basic life insurance and a 401(K) Retirement Savings Plan.  The cost of employee benefits is partially borne by the employee, including each executive officer.

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

Perquisites and Other Benefits

In 2011, the Compensation Committee will review and recommend all perquisites and other benefits afforded to our CEO, CFO, and other named executive officers.

Board of Directors Report on Compensation Discussion and Analysis

The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report.  Based on the foregoing review and discussions, the Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report.

Summary Compensation Table

	Principal		Base		Option	All Other		Total
Name	Position	Year	Salary	Bonus	Awards	Compensation		Compensation
Darryl K. Horne	Chief Executive Officer	2010	$241,102	$-	$-	$700	(1)	$241,802
		2009	$237,000	$-	$-	$2,600	(2)	$239,600
Lily L. Xu	Chief Financial Officer	2010	$99,354	$-	$-	$-		$99,354
		2009	$94,835	$-	$-	$-		$94,835
Paige Shannon	General Counsel	2010	$53,773	$-	$-	$-		$53,773
		2009	$113,151	$-	$-	$-		$113,151
John E. Krobath	Former Chief Financial Officer	2010	$-	$-	$-	$-		$-
		2009	$80,751	$-	$-	$-		$80,751

(1) Mr. Horne's all other Compensation includes $700 for automobile related expenses.
(2) Mr. Horne's all other Compensation includes $2,600 for automobile related expenses.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

A Compensation Committee was established by the Board of Directors on January 1, 2007.  In 2010, the Compensation Committee set the performance goals and objectives and recommended to the Board of Directors the overall compensation of the Chief Executive Officer.  In addition, the Compensation Committee will further review the compensation of each of the five (5) most highly compensated employees.  The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management.  The executive management of Horne International, Inc. with the advice of the members of the Board of Directors determines the compensation for senior level management.  Executives and members of the Board of Directors participated in deliberations concerning executive officer compensation and senior level management compensation. Darryl Horne, Paige Shannon and Lily Xu did not participate in any deliberations concerning the compensation of the Chief Executive Officer and Chief Financial Officer, respectively.  No executive officer of our company has served on the board of directors or compensation committee of any other entity that has or had at any time during 2010 an executive officer who served as a member of our board of directors.

Outstanding Equity Awards at Fiscal Year-end

Number of Securities
Underlying Unexercised Options
Name	for the year ending December 26, 2010		Option Price
	Exercisable	Unexercisable
Darryl K. Horne	-	-	N/A
Paige Shannon	-	-	N/A
Lily L. Xu	-	-	N/A

Director Compensation

		Option	Option	All Other	Total
Name	Fees Earned	Awards	Value	Compensation	Compensation

John A. Moore	$28,000	-	$-	$-	$28,000
Evan Auld-Susott	$18,000	-	$-	$-	$18,000

1. Directors who are also employees of the Company do not receive any additional compensation for their service on the Board of Directors.
2.  Total number of options held by each Director is disclosed Item 12 Security Ownership of Certain Beneficial Owners and Management.
The fees earned by the Directors were accrued for 2010 but unpaid as of year end.

During fiscal 2010, non-employee members of the Board of Directors were entitled to receive $14,000 per year payable quarterly, and $1,000 for each meeting attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 20, 2011, certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5 percent of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed with the Securities and Exchange Commission pursuant to the Exchange Act with respect to ownership of the Company’s common stock.  As of December 26, 2010, there were 42,977,894 shares of the Company’s common stock outstanding.

Name and Address	Number of Shares		Percentage
of Beneficial Owner (1)	Beneficially Owned (2)		of Class

Darryl K. Horne	4,877,007		11.4%
Evan Auld-Susott	2,862,450	a	6.3%
91 Hill Avenue, LLC (4)	2,000,000	b	4.7%
John A. Moore	30,000	c	*
Paige E. Shannon	-		*
Lily L. Xu	-		*
Total Directors and Named Executive Officers	9,769,457		20.4%
Trevor Foster (3)	3,000,000		7.0%
P.O. Box 450
Hickman CA 95323

* Less than 1% of the outstanding common stock.

1)	Except as otherwise noted, the address for each person listed in this table is c/o Horne International, Inc., 3975 University Drive, Suite 100, Fairfax, VA 22030.
2)
Beneficial ownership of shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power.  The number of shares beneficially owned by a person includes shares of common stock that the person had the right to acquire pursuant to options exercisable within 60 days of March 1, 2011.  Shares issuable pursuant to options are deemed outstanding for calculating the percentage ownership of the person holding the options but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person.

3)	Information is based solely upon a Schedule 13G/A filed by Trevor Foster on March 16, 2007.
4)	This LLC is owned by Darryl K. Horne and Evan Auld-Susott.
a)	Includes 30,000 shares of common stock issuable pursuant to options (exercisable within 60 days)
b)	Includes 2,000,000 shares of common stock issuable pursuant to options (exercisable within 60 days)
Includes 30,000 shares of common stock issuable pursuant to options (exercisable within 60 days
b)    Equity Compensation Plans.  The following table summarizes our equity compensation plans as of December 26, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	(1)	$0		0
Equity compensation plans not approved by security holders	10,393,333	(2)		(3)	1,485,467

Total	10,393,333				1,485,467

1)	Represents stock options issued pursuant to the Company’s 2004 Non-Statutory Stock Option Plan.
2)
Represents stock options issued pursuant to the Company’s Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan and the Company’s Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.

3)
The weighted average exercise price is dependent on the underlying price of the Company’s stock.  The 2,000,000 options issued in conjunction with the 91 Hill Avenue transaction are exercisable at the greater of $0.10 or $0.25 less than the current stock price.

In March 2004, stockholders approved the Company’s 2004 Non-Statutory Stock Option Plan, which provided for the issuance of up to 10,000,000 shares.  Under this plan, the Company issued 9,000,000 options that were subsequently exercised in 2004.  In April 2004, the Company’s Board of Directors amended the plan to increase the amount of options available under the plan to 30,000,000.  In May 2010, the Company’s Board of Directors amended the plan to increase the amount of options available under the plan to 32,000,000. All option grants subsequent to this amendment have been issued under the amended plan.  The amended plan has not been approved by stockholders.

Changes in Control

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED-TRANSACTIONS

Transactions with related persons

Information regarding transactions with related persons is included in Note 9 to the Company’s consolidated financial statements under the heading “Related Party Transactions” in Part II, Item 8 of this report, which is incorporated herein by reference.

Director Independence

Darryl K. Horne, John A. Moore and Evan Auld-Susott serve as the directors of the Company.  Mr. Moore is considered "independent" as defined under NASDAQ rules. There were no transactions, relationships or arrangements not disclosed in this Item 13 that were considered by the Company's board of directors under the applicable independence definitions in determining that Mr. Moore is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditors

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of the Company’s annual financial statements for the year ended December 26, 2010 and December 27, 2009, quarterly filings for 2010, and fees filed for other services rendered by Grant Thornton for quarterly filings for 2009.

	Stegman	Stegman	Grant Thornton
	2010	2009	2009
Audit Fees	$65,580	$45,000	$42,000
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
	$65,580	$45,000	$42,000

All of the fees listed above were approved under the approval provisions of paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.  The fees listed above under “Audit Fees” relate to the audit of our annual financial statement over financial reporting for the year ended December 26, 2010, including services for the reviews of the financial statements included in our quarterly reports filed on Form 10-Q for the 2010 period, and for services in connection with the audit of our annual financial statements for the fiscal-year ended December 27, 2009.

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

See accompanying notes to consolidated financial statements.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

1)	The financial statements included in Item 8 hereof are incorporated herein by reference and filed as part of this report.
2)	All financial statement schedules are omitted because they are either not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.
3)	Exhibits: The response to this section of Item 15 is included in the Exhibit Index of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March 2011.

Horne International, Inc.

Date: March 24, 2010	By: /s/ DARRYL K. HORNE
Name: Darryl K. Horne Title: Chief Executive Officer and President

Date: March 24, 2010	By: /s/ LILY L. XU
Name: Lily L. Xu Title: Chief Financial Officer

POWER OF AUTHORITY

Know by all persons by these presents, that each person whose signature appears below constitutes and appoints jointly and severally, Darryl K. Horne and Lily L. Xu, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys –in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DARRY K. HORNE	Principal Executive Officer and Director	March 24, 2010

/s/ LILY L. XU	Chief Financial Officer	March 24, 2010

/s/ JOHN A. MOORE, JR.	Director	March 24, 2010

/s/ EVAN AULD-SUSOTT	Director	March 24, 2010

EXHIBIT INDEX

Exhibit Number	Description
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

21	List of Subsidiaries (filed herewith).
24	Powers of Authority (see signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).