Form 10-Q
period 2011-03-27
HORNE INTERNATIONAL, INC.
filed 2011-05-09
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 27, 2011

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

Yes ☐   No ☒

As of March 27, 2011, there were 42,977,893 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

	March 27,	December 26,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$48	$62
Receivables, net	468	507
Prepaid expenses and other current assets	68	38
Total current assets	584	607

Property and equipment, net	57	67
Other assets	57	59
TOTAL ASSETS	$698	$733

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$305	$163
Line of credit	-	140
Accrued expenses	682	554
Deferred revenues	57	60
Current portion of debt	625	505
Current liabilities of discontinued operations	200	215
Total current liabilities	1,869	1,637

Long-term liabilities:
Non-current liabilities of discontinued operations	12	14
TOTAL LIABILITIES	1,881	1,651

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized, 42,977,893 and 42,977,893 issued and outstanding	4	4
Additional paid-in capital	79,571	79,571
Accumulated deficit	(80,758)	(80,493)
Total stockholders' deficit	(1,183)	(918)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$698	$733

See accompanying notes to (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share and per share amounts)

	Three months ended
	March 27,	March 28,
	2011	2010

Revenues	$1,041	$994

Cost of revenue	877	696

Gross profit	164	298

Operating expense	403	862

Net operating loss	(239)	(564)

Non-operating expense, net	(25)	(30)

Loss before income taxes	(264)	(594)

Income tax benefit (expense)	1	(2)

Loss from continuing operations	(263)	(596)

(Loss) income from discontinued operations	(2)	48

Net and total comprehensive loss	$(265)	$(548)

Weighted average common shares outstanding:
Basic and diluted	42,977,893	42,732,895

Basic and diluted loss per share
Loss from continuing operations	$(0.01)	$(0.02)
(Loss) income from discontinued operations	(0.00)	0.00
Total basic and diluted loss per share	$(0.01)	$(0.02)

See accompanying notes to (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the Three Months Ended March 27, 2011
(Dollars shown in 000’s except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 26, 2010	42,977,893	$4	$79,571	$(80,493)	$(918)
Net loss				(265)	(265)
Balance as of March 27, 2011	42,977,893	$4	$79,571	$(80,758)	$(1,183)

See accompanying notes to the (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars shown in 000’s except share amounts)

	March 27,	March 28,
	2011	2010
Cash flows from operating activities:
Continuing Operations
Net loss from continuing operations	$(263)	$(596)
Adjustments to reconcile net loss to net cash flows
Cash provided by operating activities
Stock-based compensation	-	517
Depreciation and Amortization	10	8
Change in balance sheet items
Receivables, net	40	440
Prepaid expenses	(30)	(7)
Accounts payable	142	(160)
Accrued expenses	128	(72)
Deferred revenue	(3)	-
Other assets	2	(2)
Net cash provided by continuing operations	26	128

Discontinued Operations
Net (loss) income from discontinued operations	(2)	48
Cash used in discontinued operations	(15)	(81)
Net cash used in discontinued operations	(17)	(33)
Net cash provided by operations	9	95

Cash flows from financing activities:
Cash repayments on capital lease	(3)	-
Net (repayments) borrowings on lines of credit	(140)	-
Advances from related parties	120	-
Net cash used in financing activities	(23)	-

Net (decrease) increase in cash and cash equivalents	(14)	95
Cash and cash equivalents at beginning of period	62	15
Cash and cash equivalents at end of period	$48	$110

Supplemental disclosure of cash flow information:
Cash paid for interest	$13	$19
Cash paid for taxes	$-	$2
Transfer of property and satisfaction of notes payable	$-	$1,743

See accompanying notes to the (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.

1.      ORGANIZATION AND NATURE OF BUSINESS AND UNCERTAINTY

Horne International, Inc. (the “Company” or “we”, “us”, “our” or similar terms), headquartered in Fairfax, Virginia,  is an engineering services company focused on provision of integrated, systems approach based solutions to the energy and environmental sectors.  The Company’s solutions are sustainable, agile, and provide immediate as well as long term results.  The Company’s service and product offerings encompass engineering, environment, and energy.  We provide products and services to both commercial customers and to the United States Government.

Discontinued operations include the results of our CEECO and Spectrum subsidiaries that were closed in February 2008 and June 2008, respectively.

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the year ended December 26, 2010, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the three months ended March 27, 2011, the Company incurred a loss from continuing operations of approximately $263,000 and had a stockholders’ deficit of approximately $1,183,000 as of that date. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company is dependent upon available cash and operating cash flow to meet its capital needs. The Company is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations which include equity offerings, assets sales or debt financing as alternatives to improve its cash requirements.

In December 2009, the Company entered into a two-year receivable noncancellable financing agreement with Wells Fargo Bank National Association under which the Company is able to factor certain eligible accounts receivable. The Company replaced this agreement with a new factoring agreement with United Capital Funding at the end of the first quarter of 2011. The new agreement with United Capital funding allows the Company to factor eligible accounts receivable up to $500,000.

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Chairman.  The loan permitted the Company to borrow up to $525,000 at 8 percent interest.  As of March 27, 2011, the outstanding balance is $275,000. On August 6, 2008, the Company entered into a receivables financing agreement with Mr.  Horne.  Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent.  The Company has taken draws of $220,000 as of March 27, 2011. The loan is not convertible into any Company securities.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”), an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers.  The agreement between the parties provides for a cash line of credit to the Company in the amount of $250,000 for business/projects jointly developed by Intelligent and the Company.  This line of credit will be secured by the Company’s eligible Accounts Receivable on such projects or the Company’s full-time equivalent employees arising after the inception of this Agreement that are billed against projects, as decided by Intelligent in its sole discretion.  No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit).

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken a draw of $120,000 in the first quarter of 2011.  The loan is not convertible into any Company securities.

HORNE INTERNATIONAL, INC.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Horne International, Inc. include accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the three-month periods ended March 27, 2011, and March 28, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

The results of operations for the period ended March 27, 2011 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010.

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

The Company currently has a net operating loss carry forward of approximately $55 million at March 27, 2011. The Company has not recorded any related federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that the Company might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in the Company’s equity ownership. The Company adopted Accounting Standards Codification topic 740, subtopic 10 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operation due to the adoption of this standard.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 10,593,333 and 10,544,333 were not included in the computation of diluted loss per share for the three months ended March 27, 2011, and March 28, 2010, respectively, as the inclusion of these common stock equivalents would have been anti-dilutive.

HORNE INTERNATIONAL, INC.

Stock-based Compensation

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted. See Note 7 for a detailed discussion of the Company’s stock option plan.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”), which applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”), which defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition, and will be effective for our fiscal year that begins January 1, 2011. These pronouncements may be applied prospectively or retrospectively, and early adoption is permitted. The adoption of this standard did not have a material effect on our financial statements.

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

	March 27,	December 26,
Accounts Receivable	2011	2010
Billed AR	$326	$420
Unbilled AR	132	77
Holdbacks	11	11
Bad Debt Reserve	(1)	(1)
Total Accounts Receivable, Net	$468	$507

HORNE INTERNATIONAL, INC.

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.

4.      PROPERTY AND EQUIPMENT (000’s)

	March 27,	December 26,
Property & Equipment	2011	2010
Buildings & Improvements	$5	$5
Furniture & Fixtures	11	11
Office Equipment	303	303
Total	$319	$319
Accumulated Depreciation	(262)	(252)
Property & Equipment, net	$57	$67

5.      RELATED PARTY BORROWINGS

The Company’s borrowings, not included in discontinued operations, consist of related party receivable financing and unsecured notes of approximately $615,000 as of March 27, 2011.

Darryl Horne Notes

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President. The agreement permitted the Company to borrow up to $525,000 at 8 percent interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. The note is unsecured and is not convertible into any Company securities. As of March 27, 2011, the outstanding balance is $275,000 and accrued interest payable is $65,463.

On August 6, 2008, the Company entered into a receivables financing agreement with Darryl K. Horne. Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent. The Company has taken draws of $220,000 and has accrued interest payable of $34,269 as of March 27, 2011. The loan is not convertible into any Company securities.

Evan Auld-Susott Notes

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken a draw of $120,000 and has accrued interest of $1,170 in the first quarter of 2011.  The loan is not convertible into any Company securities.

6.      LINES OF CREDIT

In March 2011, the Company terminated its financing agreement with Wells Fargo Bank National Association under which the Company was able to factor certain eligible accounts receivable.  The Company replaced this agreement with a new factoring agreement with United Capital Funding Corporation at the end of the first quarter of 2011.   The agreement with United Capital funding allows the Company to factor eligible accounts receivable up to $500,000. The outstanding amounts under lines of credit were approximately $0 and $140,000 as of March 27, 2011 and December 26, 2010, respectively.

HORNE INTERNATIONAL, INC.

7.      STOCK OPTION PLAN

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”).  Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers.  The agreement between the parties provides for Intelligent to provide business support services to the Company. In return for business support services, the Company awarded to Intelligent 8,333,333 options to purchase common stock and will award up to 12,500,000 restricted stock units. During 2010, the Company awarded Intelligent 290,569 restricted stock units in exchange for business support services and recorded $515,884 of stock-based compensation expense related to options. The Company did not award any restricted stock units during the first quarter of 2011.

The Company has a stock option plan available to eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company by providing eligible persons an additional incentive to promote the success of the Company as deemed appropriate by senior management. This is accomplished by providing for the granting of Non-Statutory Stock Options to employees, non-employee directors, consultants and advisors. During the first three months of 2011, the Company granted 225,000 shares of stock options to three members of the Advisory Board. These stock options shall vest over time and under certain conditions.

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted.

The table below summarizes our stock option activity during the three months ended March 27, 2011.

	Number of Shares	Option Price
Options Outstanding 12/26/2010	10,393,333
Granted	225,000	0.15
Exercised	-
Cancelled	-
Options Outstanding 3/27/2011	10,618,333

The following table summarizes information about the Company’s outstanding stock options at March 27, 2011.

Options Exercisable & Outstanding

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
$0.09	8,333,333	4,166,667	6.1
0.10	2,000,000	2,000,000	1.7
0.35	60,000	60,000	1.6
0.15	225,000	-	3.0
	10,618,333	6,226,667

Total options available to issue			32,000,000
Total options outstanding or exercised			30,739,533
Total options remaining			1,260,467

8. DISCONTINUED OPERATIONS

The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. (SSSI), and Coast Engine & Equipment Co., subsidiaries in early 2008.  Accordingly, the operating results of these two entities are included in discontinued operations for all years presented.

During 2009, the Company deeded one of two real property sites associated with the formal SSSI operations to creditors who are affiliated parties in return for the release of $1.75 million of debt owed to the creditors by the Company. In February 2010, the Company, by Quitclaim Deed, returned the second of the two real property sites to the mortgagors in return for a release of all obligations and claims under the Contract for Deed.  As of March 27, 2011, the Company has no assets in discontinued operations.

HORNE INTERNATIONAL, INC.

The liabilities of discontinued operations at March 27, 2011, primarily consist of legal cost and other administrative expenses.

9.      COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space at various locations in the United States.  The Company also enters into various other non-cancellable leases for office equipment as necessary.

The table below summarizes our future annual minimum lease payments under non-cancellable agreements with an initial term of greater than one year at inception. (000’s)

	2011	2012	2013	2014	2015	+
Operating Leases	$66	$7	$-	$-	$-

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

	2011	2012	2013	2014	2015	+
Capital Leases	15	11	-	-

Legal Matters

Our outstanding legal proceedings are described in Note 15 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2010. On January 21, 2011, the Company received notification that the United States Court of Federal Claims had published its ruling on damages for the Munitions Assembly Conveyor (MAC) Lawsuit. The Court awarded SSSI damages in the amount of One Million Two Hundred Thousand Dollars ($1,200,000) plus legal costs. The Company is in the process of negotiating legal costs that the amount ultimately to be paid to the Company is undetermined as of March 27, 2011.

10.    SUBSEQUENT EVENTS (RESERVED)

HORNE INTERNATIONAL, INC.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended December 26, 2010.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors,” contained in our Annual Report of Form 10-K for the fiscal year ended December 26, 2010, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

The Company signed a reseller agreement with the IT product and professional services company ThoughtWorks, Inc., a global leader in Lean and Agile products and training. The Company expects this capability to enable it to further its goal of being a total solutions provider to its customers.

Additionally, the Company entered into reseller agreements with Ingram Micro, Juniper, Cisco, Lenovo, IBM, EMC2, and Dell related to the IT capability.  The aforementioned agreements were entered into to support the Company’s acceleration of the go-to-market strategy with its partnership Intelligent Decisions.

The Company was awarded a five-year GSA Schedule 70 contract effective April 15th, 2011. This contract allows the Company to provide federal customers with high-value Lean and Agile software development process solutions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Form 10-K for the fiscal year ended December 26, 2010, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, stock-based compensation, net operating losses and tax credit carryforwards, and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 27, 2011.

HORNE INTERNATIONAL, INC.

COMPARISON OF THREE MONTHS ENDED MARCH 27, 2011, AND MARCH 28, 2010

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	Three months ended
	March 27, 2011		March 28, 2010
Total revenue	$1,041	100.0%	$994	100.0%
Gross profit	164	15.8%	298	29.8%
Operating loss	(238)	-22.9%	(564)	-56.9%

Revenue for the quarter ended March 27, 2011, increased slightly, as compared to the quarter ended March 28, 2010. Gross profit as a percentage of revenue declined due to the significant amount of low-margin revenues. The overall operating loss decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the stock option expense of $515,885 in the first quarter of 2010.

Revenue and gross profit for the second quarter of 2011 is expected to be consistent with the first quarter of 2011.

Discontinued Operations

Discontinued operations include the result of Spectrum subsidiary that was closed in June 2008.  The liabilities of discontinued operations at March 27, 2011, primarily consist of legal cost and other administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $48,000 at March 27, 2011. Our overall cash position has decreased by approximately $14,000 since year-end primarily due to our operating losses. We have been able to offset some of the cash impact of our losses through several receivables financing agreements.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken a draw of $120,000 and has accrued interest of $1,170 in the first quarter of 2011.  The loan is not convertible into any Company securities.

In March 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable up to $500,000. The agreement calls for a fee of .425 percent of the factored amount for each 5 day period that the amount is outstanding. The Company is able to receive 80 percent of any invoices factored to the lender. As of March 27, 2011, there is no balance outstanding.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent. The partnership provides for the Company to have a cash line of credit in the amount of $250,000 against business/projects jointly developed by Intelligent and the Company. This line of credit will be secured by the Company’s eligible Accounts Receivable on such projects or on the receivables from the Company’s full-time equivalent employees arising after the inception of the partnership that are billed against projects as decided by Intelligent in its sole discretion. No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit). As of March 27, 2011, no funds have been advanced to the Company under this line of credit.

As discussed in our 2010 Form 10-K, the Company has substantial liquidity challenges. While we continue to work towards profitability, there is a significant uncertainty that the Company will have sufficient cash flow to sustain its operations.

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

HORNE INTERNATIONAL, INC.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rates.

Interest Rate Risk

At March 27, 2011, the Company had a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.

Foreign Exchange Risk

We currently do not have any foreign currency risk and accordingly, estimate that an immediate 10 percent change in foreign exchange rates would have no impact on our reported net loss. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

ITEM 4.       CONTROLS AND PROCEDURES

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

HORNE INTERNATIONAL, INC.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Our outstanding legal proceedings are described in Note 15 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2010. On January 21, 2011, the Company received notification that the United States Court of Federal Claims had published its ruling on damages for the Munitions Assembly Conveyor (MAC) Lawsuit. The Court awarded SSSI damages in the amount of One Million Two Hundred Thousand Dollars ($1,200,000) plus legal costs. The Company is in the process of negotiating legal costs that the amount ultimately to be paid to the Company is undetermined as of March 27, 2011.

Item 1A. Risk Factors.

We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock. Those risk factors are disclosed in our 2010 Form 10-K.

HORNE INTERNATIONAL, INC.

ITEM 6.       EXHIBITS

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

10.3	2004 Non-Statutory Stock Option Plan, dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004).
10.4	Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form S-8, filed with the Securities and Exchange Commission on April 21, 2004).
10.5	Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004).
10.6
Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne, dated May 11, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005).

10.7
Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Darryl K. Horne and Michael M. Megless, dated June 8, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2005).

HORNE INTERNATIONAL, INC.

10.8	Receivables financing agreement, dated August 6, 2008 by and between Horne International, Inc. and Darryl K. Horne. (previously filed with the Securities and Exchange Commission on November 6, 2008).
10.9
Stock Option Agreement, dated as of March 23, 2010 by and between Horne International, Inc. and Intelligent Decisions, Inc. (previously filed with the Securities and Exchange Commission on May 12, 2010).

10.10	Restricted Stock Agreement between Horne International, Inc. and Intelligent Decisions, Inc. (previously filed with the Securities and Exchange Commission on August 10, 2010).
10.11	Amendment to Horne International, Inc. Stock Option Plan (previously filed with the Securities and Exchange Commission on August 10, 2010).
10.12	Receivables financing agreement, dated March 28, 2011 by and between Horne International, Inc. and Evan Auld-Susott. (filed herewith )
10.13	Receivables financing agreement between Horne International, Inc. and United Capital Funding (filed herewith)
14.1	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 13, 2004).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

HORNE INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May 2011.

HORNE INTERNATIONAL, INC.

By:	/s/ Evan Auld-Susott
Evan Auld-Susott
Chief Executive Officer

By:	/s/ Lily L. Xu
Lily L. Xu
Chief Financial Office