Form 10-Q
period 2011-06-26
HORNE INTERNATIONAL, INC.
filed 2011-08-09
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 26, 2011

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
Yes ☐   No ☒

As of June 26, 2011, there were 43,509,594 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 26,	December 26,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$48	$62
Receivables, net	999	507
Prepaid expenses and other current assets	33	38
Current assets of discontinued operations	340	-
Total current assets	1,420	607

Property and equipment, net	48	67
Other assets	47	59
TOTAL ASSETS	$1,515	$733

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$808	$163
Line of credit	-	140
Accrued expenses	539	554
Deferred revenues	57	60
Current portion of debt	475	505
Current liabilities of discontinued operations	15	215
Total current liabilities	1,894	1,637

Long-term liabilities:
Non-current liabilities of discontinued operations	10	14
TOTAL LIABILITIES	1,904	1,651

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized, 43,509,594 and 42,977,893 issued and outstanding	4	4
Additional paid-in capital	79,626	79,571
Accumulated deficit	(80,019)	(80,493)
Total stockholders' deficit	(389)	(918)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,515	$733

See accompanying notes to (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share and per share amounts)

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010

Revenues	$1,303	$850	$2,344	$1,842

Cost of revenue	1,157	675	2,034	1,371

Gross profit	146	175	310	471

Operating expense	468	308	871	1,170

Net operating loss	(322)	(133)	(561)	(699)

Non-operating expense, net	(23)	(22)	(47)	(50)

Loss before income taxes	(345)	(155)	(608)	(749)

Income tax benefit (expense)	-	-	1	(2)

Loss from continuing operations	(345)	(155)	(607)	(751)

Income (loss) from discontinued operations	1,084	(105)	1,081	(57)

Net income (loss)	$739	$(260)	$474	$(808)

Weighted average common shares outstanding:
Basic and diluted	43,316,779	42,687,324	43,147,337	42,687,324

Basic and diluted income (loss) per share
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Income (loss) from discontinued operations	0.03	(0.00)	0.03	(0.00)
Total basic and diluted income (loss) per share	$0.02	$(0.01)	$0.02	$(0.02)

See accompanying notes to (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the Six Months Ended June 26, 2011
 (Dollars shown in 000’s except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 26, 2010	42,977,893	$4	$79,571	$(80,493)	$(918)
Net income				474	474
Stock option expense			13		13
Restricted stock issued	531,701	0	42		42
Balance as of June 26, 2011	43,509,594	$4	$79,626	$(80,019)	$(389)

See accompanying notes to the (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 26, 2011 and June 27, 2010
(Dollars shown in 000’s except share amounts)

	Six months ended
	June 26,	June 27,
	2011	2010
Cash flows from operating activities:
Continuing Operations
Net loss from continuing operations	$(607)	$(751)
Adjustments to reconcile net loss to net cash flows
Cash provided by operating activities
Stock-based compensation	55	519
Depreciation and Amortization	20	16
Change in balance sheet items
Receivables, net	(491)	467
Prepaid expenses	5	12
Other assets	12	(2)
Accounts payable	645	(293)
Accrued expenses	(15)	(115)
Deferred revenue	(3)	-
Net cash used in continuing operations	(379)	(147)

Discontinued Operations
Net income (loss) from discontinued operations	1,081	(57)
Cash (used in) provided by discontinued operations	(540)	19
Net cash provided by (used in) discontinued operations	541	(38)
Net cash provided by (used in) operations	162	(185)

Cash flows from financing activities:
Cash repayments on capital lease	(6)	-
Net (repayments) borrowings on lines of credit	(140)	217
Proceeds from related parties debt	310	-
Payments on related parties debt	(340)	-
Net cash (used in) provided by financing activities	(176)	217

Net (decrease) increase in cash and cash equivalents	(14)	32
Cash and cash equivalents at beginning of period	62	15
Cash and cash equivalents at end of period	$48	$47

Supplemental disclosure of cash flow information:
Cash paid for interest	$13	$31
Cash paid for taxes	$-	$2

See accompanying notes to the (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION AND NATURE OF BUSINESS AND UNCERTAINTY

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

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the year ended December 26, 2010, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the six months ended June 26, 2011, the Company incurred a loss from continuing operations of approximately $607,000 and had a stockholders’ deficit of approximately $389,000 as of that date. The Company recognized $1,081,000 income from discontinued operations in the first half of 2011. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Chairman.  The loan permitted the Company to borrow up to $525,000 at 8 percent interest.  As of June 28, 2011, the outstanding balance is $275,000.

On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne.  Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent.  As of June 26, 2011, the outstanding balance is zero.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”), an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers.  The agreement between the parties provides for a cash line of credit to the Company in the amount of $250,000 for business/projects jointly developed by Intelligent and the Company.  This line of credit will be secured by the Company’s eligible Accounts Receivable as decided by Intelligent in its sole discretion.  No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit). As of June 26, 2011, the outstanding balance is zero.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken draws of $310,000 and repaid $120,000 in June, 2011.  The loan is not convertible into any Company securities.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

On January 21, 2011, the Company received notification that the United States Court of Federal Claims had published its ruling on damages in the matter of Spectrum Sciences and Software, Inc. vs. The United States, Case Number 04-l366C, the Munitions Assembly Conveyor (MAC) Lawsuit. The Court awarded Spectrum Sciences and Software, Inc., a subsidiary of Horne International, Inc. damages in the amount of One Million Two Hundred Thousand Dollars ($1,200,000) plus legal costs. The Company recognized $1,081,000 in net income from discontinued operations in the second quarter of 2011 which reflected an award of $1,211,754 plus an Equal Access to Justice Act estimate of $340,000 less the cost of litigation of $470,754.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Horne International, Inc. include accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the six-month periods ended June 26, 2011, and June 27, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

The results of operations for the period ended June 26, 2011 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010.

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

The Company currently has a net operating loss carry forward of approximately $55 million at June 26, 2011. The Company has not recorded any related federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that the Company might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in the Company’s equity ownership. The Company adopted Accounting Standards Codification topic 740, subtopic 10 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operation due to the adoption of this standard.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 8,179,660 and 10,544,333 were not included in the computation of diluted income (loss) per share for the six months ended June 26, 2011, and June 27, 2010, respectively, as the inclusion of these common stock equivalents would have been anti-dilutive.

Stock-based Compensation

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted. See Note 7 for a detailed discussion of the Company’s stock option plan.  The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all share-based awards on estimated fair values, net of estimated and actual forfeitures, on a straight line basis over the period during which the employee is required to provide services in exchange for the award.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”), which applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”), which defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition, and will be effective for our fiscal year that began January 1, 2011. These pronouncements may be applied prospectively or retrospectively, and early adoption is permitted. The adoption of this standard did not have a material effect on our financial statements.

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

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

From time to time, new accounting pronouncements are issued by FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

3.	RECEIVABLES (000’s)

Receivables primarily comprise of amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

	June 26,	December 26,
	2011	2010
Accounts Receivable
Billed AR	$925	$420
Unbilled AR	64	77
Holdbacks	11	11
Bad Debt Reserve	(1)	(1)
Total Accounts Receivable, Net	$999	$507

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.

4.	PROPERTY AND EQUIPMENT (000’s)

	June 26,	December 26,
	2011	2010
Property and Equipment
Buildings and Improvements	$5	$5
Furniture and Fixtures	11	11
Office Equipment	303	303
Total	$319	$319
Accumulated Depreciation	(271)	(252)
Property and Equipment, net	$48	$67

5.	RELATED PARTY BORROWINGS

The Company’s borrowings, not included in discontinued operations, consist of related party receivable financing and unsecured notes of approximately $465,000 as of June 26, 2011 and $495,000 as of December 26, 2010.

Darryl Horne Notes

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President. The agreement permitted the Company to borrow up to $525,000 at 8 percent interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. The note is unsecured and is not convertible into any Company securities. As of June 26, 2011, the outstanding balance is $275,000 and accrued interest is $70,948.

On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne.  Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent.  As of June 26, 2011 and December 26, 2010, the outstanding balance was $0 and $220,000 respectively.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

Evan Auld-Susott Notes
In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken draw of $310,000 and repaid $120,000 during the period ending June 26, 2011. The outstanding balance and accrued interest is $190,000 and $5,420 respectively as of June 26, 2011. The loan is not convertible into any Company securities.

6.	LINES OF CREDIT

In March 2011, the Company terminated its financing agreement with Wells Fargo Bank National Association under which the Company was able to factor certain eligible accounts receivable.  The Company replaced this agreement with a new factoring agreement with United Capital Funding Corporation at the end of the first quarter of 2011.   The agreement with United Capital funding allows the Company to factor eligible accounts receivable up to $500,000. There is no outstanding amount under lines of credit as of June 26, 2011 and June 27, 2010, respectively.

7.	STOCK OPTION PLAN

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”).  Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers.  The agreement between the parties provides for Intelligent to provide business support services to the Company. In return for business support services, the Company awarded to Intelligent 8,333,333 options to purchase common stock and will award up to 12,500,000 additional restricted stock units. During 2010, Company awarded Intelligent 290,569 restricted stock units in exchange for business support services and recorded $515,884 of stock-based compensation expense related to options. On June 17, 2011, the Stock Option Agreement was amended and the second tranche of 4,166,666of the original 8,333,333 option shares originally issued to Intelligent were cancelled.  During the six months ended June 26, 2011, the Company awarded 531,700 restricted stock units in exchange for business support services and recorded $0 of stock-based compensation expense related to options.

The Company has a stock option plan available to eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company by providing eligible persons an additional incentive to promote the success of the Company as deemed appropriate by senior management. This is accomplished by providing for the granting of Non-Statutory Stock Options to employees, non-employee directors, consultants and advisors. During the first six months of 2011, the Company granted 300,000 shares of stock options to three members of the Advisory Board and 30,000 shares of stock options to one member of the Board Directors. The Company granted approximately 598,000 shares of stock options to current employees.  These stock options shall vest over time and under certain conditions.

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted.

The table below summarizes our stock option activity during the six months ended June 26, 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs)	Aggregate Intrinsic Value
Options Outstanding 12/26/2010	10,393,333	0.09	4.82	-
Granted	1,452,993	0.20	2.88	-
Exercised	-	-	-	-
Cancelled	(4,166,666)	0.09	-	-
Options Outstanding 6/26/2011	7,679,660	$0.12	4.01	$1,303,855
Options Exercisable 6/26/2011	6,231,667	$0.10	8.05	$1,183,175

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

8.	DISCONTINUED OPERATIONS

The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. (SSSI), and Coast Engine & Equipment Co., subsidiaries in early 2008.  Accordingly, the operating results of these two entities are included in discontinued operations for all years presented.

The Company recognized $1,081,000 in net income in the 2nd quarter of 2011 from a judgment in the matter of Spectrum Sciences and Software, Inc. vs. The United States, Case Number 04-l366C. The net income reflected an award of $1,211,754 plus an Equal Access to Justice Act estimate of $340,000 less the cost of litigation ($470,754).

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

	2011	2012
Operating Leases	$73	$73

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

	2011	2012
Capital Leases	$10	$9

Legal Matters

Our outstanding legal proceedings are described in Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2010. On January 21, 2011, the Company received notification that the United States Court of Federal Claims had published its ruling on damages in the matter of Spectrum Sciences and Software, Inc. vs. The United States, Case Number 04-l366C, the Munitions Assembly Conveyor (MAC) Lawsuit. The Court awarded Spectrum Sciences and Software, Inc., a subsidiary of Horne International, Inc. damages in the amount of One Million Two Hundred Thousand Dollars ($1,200,000) plus legal costs. The Company recognized $1,081,000 in net income from discontinued operation in the second quarter of 2011 which reflected an award of $1,211,754 plus Equal Access to Justice Act estimate of $340,000 less the cost of litigation of $470,754.

HORNE INTERNATIONAL, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

SUBSEQUENT EVENTS (Reserved)

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

DESCRIPTION OF THE COMPANY

The Company provides a variety of services through its wholly-owned subsidiary, Horne Engineering Services, LLC.  The Company focuses on providing program engineering, energy solutions, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, public outreach, and product solutions. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, Transportation and other civilian agencies.

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

The Company signed a marketing and reseller agreement with G2 Environmental Technologies, LLC to provide Enerburn®, a diesel fuel combustion catalyst, to government customers.

HORNE INTERNATIONAL, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Form 10-K for the fiscal year ended December 26, 2010, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, stock-based compensation, net operating losses and tax credit carryforwards, and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and six months ended June 26, 2011.

COMPARISON OF THREE MONTHS ENDED JUNE 26, 2011, AND JUNE 27, 2010

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	Three months ended
	June 26, 2011		June 27, 2010
Total revenue	$1,303	100.0%	$850	100.0%
Gross profit	146	11.2%	175	20.5%
Operating loss	(322)	-24.7%	(133)	-15.8%

Revenue for the quarter ended June 26, 2011, increased by approximately $453,000, as compared to the quarter ended June 27, 2010. The main driver of revenue increase was the new task orders under our Army Corps of Engineers (ACE) contract. Gross profit as a percentage of revenue declined due to the significant amount of low-margin revenues. The overall operating loss increased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the significant amount of low margin revenues.

COMPARISON OF SIX MONTHS ENDED JUNE 26, 2011, AND JUNE 27, 2010

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	Six months ended
	June 26, 2011		June 27, 2010
Total revenue	$2,344	100.0%	$1,842	100.0%
Gross profit	310	13.3%	471	25.6%
Operating loss	(561)	-23.9%	(699)	-34.9%

Revenue for the six months ended June 26, 2011, increased by approximately $502,000, as compared to the six months ended June 27, 2010. The main driver of revenue increase was the new task orders under our ACE contract. Gross profit as a percentage of revenue declined due to the significant amount of low-margin revenues. The overall operating loss decreased in the first six months of 2011 compared to the first six months of 2010 primarily due to the stock option expense of $515,885 in the first quarter of 2010 offset by low margin revenues in 2011.

Discontinued Operations

Discontinued operations include the result of Spectrum Sciences & Software, Inc. subsidiary that was closed in June 2008.  Net income of $1,084,000 from discontinued operations was the result of the legal judgment described in note 9 to our unaudited consolidated financial statements contained in this Report.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $48,000 at June 26, 2011. The Company received a judgment  award of $1,211,754 the Munitions Assembly Conveyor (MAC) Lawsuit in June 2011. The Company made payments of $633,135 against the costs of litigation and repaid related parties debt of $340,000. Our overall cash position has decreased by approximately $14,000 since year-end primarily due to our operating losses. We have been able to offset some of the cash impact of our losses through several receivables financing agreements.

HORNE INTERNATIONAL, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President. The agreement permitted the Company to borrow up to $525,000 at 8 percent interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. The note is unsecured and is not convertible into any Company securities. As of June 26, 2011, the outstanding balance and accrued interest is $275,000 and $70,948 respectively.

On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne.  Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent. As of June 26, 2011 and December 26, 2010, the outstanding balance was $0 and $220,000 respectively.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken draw of $310,000 and repaid $120,000 during the period ending June 26, 2011. The outstanding balance and accrued interest is $190,000 and $5,420 respectively as of June 26, 2011.  The loan is not convertible into any Company securities.

In March 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable up to $500,000. The agreement calls for a fee of .425 percent of the factored amount for each 5 day period that the amount is outstanding. The Company is able to receive 80 percent of any invoices factored to the lender. As of June 26, 2011, there is no balance outstanding.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent. The partnership provides for the Company to have a cash line of credit in the amount of $250,000 against business/projects jointly developed by Intelligent and the Company. This line of credit will be secured by the Company’s eligible Accounts Receivable on such projects or on the receivables from the Company’s full-time equivalent employees arising after the inception of the partnership that are billed against projects as decided by Intelligent in its sole discretion. No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit). As of June 26, 2011, no funds have been advanced to the Company under this line of credit.

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

HORNE INTERNATIONAL, INC.

Quantitative and Qualitative Disclosures about Market Risk

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to contractual, financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rates.

Government Contracts

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

Interest Rate Risk

At June 26, 2011, the Company had a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.

Foreign Exchange Risk

We currently do not have any foreign currency risk and accordingly, estimate that an immediate 10 percent change in foreign exchange rates would have no impact on our reported net loss. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

HORNE INTERNATIONAL, INC.

Controls and Procedures

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

HORNE INTERNATIONAL, INC.

Other Information

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Our outstanding legal proceedings are described in Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2010. On January 21, 2011, the Company received notification that the United States Court of Federal Claims had published its ruling on damages for the Munitions Assembly Conveyor (MAC) Lawsuit. The Court awarded Spectrum Sciences and Software, Inc., a subsidiary of Horne International, Inc. damages in the amount of One Million Two Hundred Thousand Dollars ($1,200,000) plus legal costs. The Company recognized $1,081,000 in net income in the 2nd quarter of 2011 which reflected an award of $1,211,754 plus an Equal Access to Justice Act estimate of $340,000 less the cost of litigation ($470,754).

Item 1A. Risk Factors.

We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock. Those risk factors are disclosed in our 2010 Form 10-K.

HORNE INTERNATIONAL, INC.

Exhibits

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

HORNE INTERNATIONAL, INC.

Exhibits

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

10.10	Restricted Stock Agreement between Horne International, Inc. and Intelligent Decisions, Inc. (previously filed with the Securities and Exchange Commission on August 10, 2010).
10.11	Amendment to Horne International, Inc. Stock Option Plan (previously filed with the Securities and Exchange Commission on August 10, 2010).
10.12	Receivables financing agreement, dated March 28, 2011 by and between Horne International, Inc. and Evan Auld-Susott (previously filed with the Securities and Exchange Commission on May 10, 2011).
10.13	Receivables financing agreement between Horne International, Inc. and United Capital Funding (previously filed with the Securities and Exchange Commission on May 10, 2011).
14.1	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 13, 2004).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

HORNE INTERNATIONAL, INC.

Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August 2011.

HORNE INTERNATIONAL, INC.

By:	/s/ Evan Auld-Susott
Evan Auld-Susott
Chief Executive Officer

By:	/s/ Lily L. Xu
Lily L. Xu
Chief Financial Officer