Form 10-Q
period 2011-09-25
HORNE INTERNATIONAL, INC.
filed 2011-11-08
CIK 1229195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2011

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
Yes ☐   No ☒

As of September 25, 2011, there were 44,506,054 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.

HORNE INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars shown in 000’s except share amounts)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 25,	December 26,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$182	$62
Receivables, net	1,073	507
Prepaid expenses and other current assets	38	38
Total current assets	1,293	607

Property and equipment, net	40	67
Other assets	19	59
TOTAL ASSETS	$1,352	$733

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,031	$163
Line of credit	-	140
Accrued expenses	369	554
Deferred revenues	57	60
Current portion of debt	476	505
Current liabilities of discontinued operations	13	215
Total current liabilities	1,946	1,637

Long-term liabilities:
Non-current portion of debt	6	14
TOTAL LIABILITIES	1,952	1,651

Commitments and contingencies (Note 9)	-	-

Stockholders' deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized, 44,506,045 and 42,977,893 issued and outstanding	4	4
Additional paid-in capital	79,731	79,571
Accumulated deficit	(80,335)	(80,493)
Total stockholders' deficit	(600)	(918)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,352	$733

See accompanying notes to (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
(Dollars shown in 000’s except share and per share amounts)

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010

Revenues	$1,469	$769	$3,812	$2,612
Cost of revenues	1,339	569	3,373	1,941
Gross profit	130	200	439	671
Operating expenses	433	292	1,303	1,462
Net operating loss	(303)	(92)	(864)	(791)
Non-operating expense, net	(15)	(55)	(63)	(107)
Loss before income taxes	(318)	(147)	(927)	(898)
Income tax benefit (expense)	-	-	1	(2)
Loss from contining operations	(318)	(147)	(926)	(900)
Income (loss) from discontinued operations	3	2	1,084	(55)
Net (Loss) Income	$(315)	$(145)	$158	$(955)

Weighted average common shares outstanding:
Basic and diluted	44,319,895	42,703,325	43,538,190	42,692,716

Basic and diluted income (loss) per share
Loss from continuing operations	(0.01)	(0.00)	(0.02)	(0.02)
Income (loss) from discontinued operations	0.00	0.00	0.02	(0.00)
Total basic and diluted income (loss) per share	$(0.01)	$(0.00)	$0.00	$(0.02)

See accompanying notes to (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the Nine Months Ended September 25, 2011
 (Dollars shown in 000’s except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 26, 2010	42,977,893	$4	$79,571	$(80,493)	$(918)
Net income				158	158
Stock option expense			38		38
Restricted stock issued	1,528,152		122		122
Balance as of September 25, 2011	44,506,045	$4	$79,731	$(80,335)	$(600)

See accompanying notes to the (unaudited) consolidated financial statements.

HORNE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 25, 2011 and September 26, 2010
(Dollars shown in 000’s except share amounts)

Statement of Cash Flows

	Nine Months Ended
	September 25,	September 26,
	2011	2010
Cash flows from operating activities:
Continuing Operations
Net loss from continuing operations	$(926)	$(900)
Adjustments to reconcile net loss to net cash flows
Cash used in operating activities
Stock-based compensation	38	519
Issuance of common stocks	122	10
Depreciation and Amortization	28	24
Gain on disposal of equipment	-	2
Change in balance sheet items
Receivables, net	(566)	557
Prepaid expenses	-	(5)
Accounts payable	869	(224)
Accrued expenses	(185)	(58)
Deferred revenue	(3)	3
Other liabilities	-	30
Other assets	40	(3)
Net cash used in continuing operations	(583)	(45)

Discontinued Operations
Net income (loss) from discontinued operations	1,084	(55)
Cash used in discontinued operations	(202)	-
Net cash provided by (used in) discontinued operations	882	(55)
Net cash provided by (used in) operations	299	(100)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(30)
Net cash used in investing activities	(2)	(30)

Cash flows from financing activities:
Cash repayments on capital lease	(7)	-
Net (repayments) borrowings on lines of credit	(140)	117
Proceeds from related party debt	310	-
Payments on related party debt	(340)
Net cash (used in) provided by financing activities	(177)	117

Net increase(decrease) in cash and cash equivalents	120	(13)
Cash and cash equivalents at beginning of period	62	15
Cash and cash equivalents at end of period	$182	$2

Supplemental disclosure of cash flow information:
Cash paid for interest	$62	$42
Cash paid for taxes	$1	$2

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

Discontinued operations include the results of our Spectrum subsidiary that were closed in June 2008.

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the year ended December 26, 2010, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the nine months ended September 25, 2011, the Company incurred a loss from continuing operations of approximately $926,000 and had a stockholders’ deficit of approximately $600,000 as of that date. The Company recognized $1,084,000 income from discontinued operations for the nine months ended September 25, 2011. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Chairman.  The loan permitted the Company to borrow up to $525,000 at 8 percent interest. The company has repaid $220,000 during the nine months ending September 25, 2011. As of September 25, 2011, the outstanding balance is $275,000.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”), an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers.  The agreement between the parties provides for a cash line of credit to the Company in the amount of $250,000 for business/projects jointly developed by Intelligent and the Company.  This line of credit will be secured by the Company’s eligible Accounts Receivable as decided by Intelligent in its sole discretion.  No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit). As of September 25, 2011, the outstanding balance is zero.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken draws of $310,000 and repaid $120,000 during the nine months ending September 25, 2011. As of September 25, 2011, the outstanding balance is $190,000. The loan is not convertible into any Company securities.

On January 21, 2011, the Company received notification that the United States Court of Federal Claims had published its ruling on damages in the matter of Spectrum Sciences and Software, Inc. vs. The United States, Case Number 04-l366C, the Munitions Assembly Conveyor (MAC) Lawsuit. The Court awarded Spectrum Sciences and Software, Inc., a subsidiary of Horne International, Inc. damages in the amount of One Million Two Hundred Thousand Dollars ($1,200,000) plus legal costs. The Company recognized $1,084,000 in net income from discontinued operations for the nine months ended September 25, 2011 which reflected an award of $1,211,754 plus an Equal Access to Justice Act estimate of $340,000 less the cost of litigation of $470,754.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Horne International, Inc. include accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the nine-month periods ended September 25, 2011, and September 26, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

The results of operations for the three and nine month periods ended September 25, 2011 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010.

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

The Company currently has a net operating loss carry forward of approximately $55 million at September 25, 2011. The Company has not recorded any related federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that the Company might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in the Company’s equity ownership. The Company adopted Accounting Standards Codification topic 740, subtopic 10 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operation due to the adoption of this standard.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 7,654,660 and 10,468,333 were not included in the computation of diluted income (loss) per share for the nine months ended September 25, 2011, and September 26, 2010, respectively, as the inclusion of these common stock equivalents would have been anti-dilutive.

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

Recent Accounting Pronouncements

ASU 2010-06, “Improving Disclosure about Fair Value Measurements,” was issued January 2010 and requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that were effective for reporting periods beginning after December 15, 2010. Adoption of ASU 2010-06 had no material impact on our consolidated financial statements.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect this adoption to have a material impact on our financial statements.

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The standard is effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will have no material impact on our financial statements.

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

	September 25,	December 26,
	2011	2010
Accounts Receivable
Billed AR	$1,000	$420
Unbilled AR	64	77
Holdbacks	11	11
Bad Debt Reserve	(1)	(1)
Total Accounts Receivable, Net	$1,074	$507

4.     PROPERTY AND EQUIPMENT (000’s)

	September 25,	December 26,
	2011	2010
Property and Equipment
Buildings and Improvements	$5	$5
Furniture and Fixtures	11	11
Office Equipment	304	303
Total	$320	$319
Accumulated Depreciation	(280)	(252)
Property and Equipment, net	$40	$67

5.     RELATED PARTY BORROWINGS

The Company’s borrowings consist of related party receivable financing and unsecured notes of approximately $465,000 as of September 25, 2011 and $495,000 as of December 26, 2010.

Darryl Horne Notes

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President. The agreement permitted the Company to borrow up to $525,000 at an 8 percent interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. The note is unsecured and is not convertible into any Company securities. The Company has repaid $220,000 during the nine months ending September 25, 2011. As of September 25, 2011, the outstanding balance is $275,000 and accrued interest is zero.

Evan Auld-Susott Notes
In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken draws of $310,000 and repaid $120,000 during the period ending September 25, 2011. The outstanding balance and accrued interest is $190,000 and zero, respectively, as of September 25, 2011. The loan is not convertible into any Company securities.

HORNE INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

6.     LINES OF CREDIT

In March 2011, the Company terminated its financing agreement with Wells Fargo Bank National Association under which the Company was able to factor certain eligible accounts receivable.  The Company replaced this agreement with a new factoring agreement with United Capital Funding Corporation at the end of the first quarter of 2011.   The agreement with United Capital funding allows the Company to factor eligible accounts receivable up to $500,000. As of September 25, 2011 and December 26, 2010, the outstanding amount under this factoring arrangement is zero and $140,000 respectively.

7.     STOCK OPTION PLAN

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”).  Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers.  The agreement between the parties provides for Intelligent to provide business support services to the Company. In return for business support services, the Company awarded to Intelligent 8,333,333 options to purchase common stock and will award up to 12,500,000 additional restricted stock units. During 2010, Company awarded Intelligent 290,569 restricted stock units in exchange for business support services and recorded $515,884 of stock-based compensation expense related to options. On June 17, 2011, the Stock Option Agreement was amended and the second tranche of 4,166,666 of the original 8,333,333 option shares originally issued to Intelligent were cancelled.  During the nine months ended September 25, 2011, the Company awarded 1,523,151 restricted stock units in exchange for business support services and recorded $0 of stock-based compensation expense related to these options.

The Company has a stock option plan available to eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company by providing eligible persons an additional incentive to promote the success of the Company as deemed appropriate by senior management. This is accomplished by providing for the granting of Non-Statutory Stock Options to employees, non-employee directors, consultants and advisors. During the first nine months of 2011, the Company granted 300,000 shares of stock options to three members of the Advisory Board and 30,000 shares of stock options to one member of the Board Directors. The Company granted approximately 598,000 shares of stock options to current employees.  These stock options vest over time and under certain conditions. During the nine months ended September 25, 2011, the Company recorded approximately $38,000 of stock based compensation expense related to these options.

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted.

The table below summarizes our stock option activity during the nine months ended September 25, 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs)	Aggregate Intrinsic Value
Options Outstanding 12/26/2010	10,393,333	0.09	4.04	-
Granted	1,452,993	0.20	2.64	-
Exercised	(5,000)	-	-
Cancelled	(4,186,666)	0.09	-	-
Options Outstanding 9/25/2011	7,654,660	$0.12	3.78	$679,600
Options Exercisable 9/25/2011	6,226,667	$0.09	4.04	$646,000

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

The Company recognized $1,081,000 in net income in the 2nd quarter of 2011 from a judgment in the matter of Spectrum Sciences and Software, Inc. vs. The United States, Case Number 04-l366C. The net income reflects an award of $1,211,754 plus an Equal Access to Justice Act estimate of $340,000 less the cost of litigation ($470,754).

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

	2011	2012	2013
Operating Leases	$37	$73	$-

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

	2011	2012	2013
Capital Leases	$3	$12	$3

Legal Matters

Our outstanding legal proceedings as of December 26, 2010 are described in Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2010. On January 21, 2011, the Company received notification that the United States Court of Federal Claims had published its ruling on damages in the matter of Spectrum Sciences and Software, Inc. vs. The United States, Case Number 04-l366C, the Munitions Assembly Conveyor (MAC) Lawsuit. The Court awarded Spectrum Sciences and Software, Inc., a subsidiary of Horne International, Inc. damages in the amount of One Million Two Hundred Thousand Dollars ($1,200,000) plus legal costs. The Company recognized $1,081,000 in net income from discontinued operation in the second quarter of 2011 which reflected an award of $1,211,754 plus Equal Access to Justice Act estimate of $340,000 less the cost of litigation of $470,754.

SUBSEQUENT EVENTS (Reserved)

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

In March 2011, the Company signed a reseller agreement with the IT product and professional services company ThoughtWorks, Inc., a global leader in Lean and Agile products and training. The Company expects this capability to enable it to further its goal of being a total solutions provider to its customers.

The Company was awarded a five-year GSA Schedule 70 contract effective April 15th, 2011. This contract allows the Company to provide federal customers with high-value Lean and Agile software development process solutions.

In May 2011, the Company signed a marketing and reseller agreement with G2 Environmental Technologies, LLC to provide Enerburn®, a diesel fuel combustion catalyst, to government customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Form 10-K for the fiscal year ended December 26, 2010, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, stock-based compensation, net operating losses and tax credit carryforwards, and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and nine months ended September 25, 2011.

HORNE INTERNATIONAL, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 25, 2011, AND SEPTEMBER 26, 2010

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	Three months ended
	September 25, 2011		September 26, 2010
Total revenue	$1,469	100.0%	$769	100.0%
Gross profit	130	8.8%	200	26.0%
Operating loss	(303)	-20.6%	(92)	-12.0%

Revenue for the quarter ended September 25, 2011, increased by approximately $700,000, as compared to the quarter ended September 26, 2010. The main driver of revenue increase was new task orders under our Army Corps of Engineers (ACE) contract. Gross profit as a percentage of revenue declined due to the significant amount of low margin revenues. The overall operating loss increased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to the significant amount of low margin revenues.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 25, 2011, AND SEPTEMBER 26, 2010

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	Nine months ended
	September 25, 2011		September 26, 2010
Total revenue	$3,812	100.0%	$2,612	100.0%
Gross profit	439	11.1%	671	25.7%
Operating loss	(864)	-22.7%	(791)	-30.3%

Revenue for the nine months ended September 25, 2011, increased by approximately $1,200,000, as compared to the nine months ended September 26, 2010. The main driver of revenue increase was new task orders under our Army Corps of Engineers (ACE) contract. Gross profit as a percentage of revenue declined due to the significant amount of low margin revenues. The overall operating loss increased in the first nine months of 2011 compared to the first nine months of 2010 primarily due to the significant amount of low margin revenues.

Discontinued Operations

Discontinued operations include the result of Spectrum Sciences & Software, Inc. subsidiary that was closed in June 2008.  Net income of $1,084,000 from discontinued operations was the result of the legal judgment described in note 8 to our unaudited consolidated financial statements contained in this Report.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $182,000 at September 25, 2011. The Company received a judgment award of $1,211,754 the Munitions Assembly Conveyor (MAC) Lawsuit in June 2011and $340,000 in legal costs in September, 2011. The Company made payments of $633,135 against the costs of litigation and repaid related parties debt of $340,000. Our overall cash position has increased by approximately $133,000 since year-end primarily due to the proceeds from the MAC legal judgment.

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President. The agreement permitted the Company to borrow up to $525,000 at 8 percent interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. The note is unsecured and is not convertible into any Company securities. As of September 25, 2011, the outstanding balance and accrued interest is $275,000 and zero respectively.

HORNE INTERNATIONAL, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne.  Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent. As of September 25, 2011 and December 26, 2010, the outstanding balance is $0 and $220,000 respectively.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken draws of $310,000 and repaid $120,000 during the second quarter of 2011. The outstanding balance and accrued interest is $190,000 and zero respectively as of September 25, 2011.  The loan is not convertible into any Company securities.

In March 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable up to $500,000. The agreement calls for a fee of .425 percent of the factored amount for each 5 day period that the amount is outstanding. The Company is able to receive 80 percent of any invoices factored to the lender. As of September 25, 2011, there is no balance outstanding under this financing agreement.

On March 22, 2010, the Company entered into a strategic partnership with Intelligent. The partnership provides for the Company to have a cash line of credit in the amount of $250,000 against business/projects jointly developed by Intelligent and the Company. This line of credit will be secured by the Company’s eligible Accounts Receivable on such projects or on the receivables from the Company’s full-time equivalent employees arising after the inception of the partnership that are billed against projects as decided by Intelligent in its sole discretion. No cash will be advanced by Intelligent until Intelligent receives a perfected security interest (i.e., first lien on the orders to be advanced under this cash line of credit). As of September 25, 2011, no funds have been advanced to the Company under this line of credit.

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

Interest Rate Risk

At September 25, 2011, the Company had a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.

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

HORNE INTERNATIONAL, INC.

Other Information

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Our outstanding legal proceedings as of December 26, 2010 are described in Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2010. On January 21, 2011, the Company received notification that the United States Court of Federal Claims had published its ruling on damages for the Munitions Assembly Conveyor (MAC) Lawsuit. The Court awarded Spectrum Sciences and Software, Inc., a subsidiary of Horne International, Inc. damages in the amount of One Million Two Hundred Thousand Dollars ($1,200,000) plus legal costs. The Company recognized $1,081,000 in net income in the 2nd quarter of 2011 which reflected an award of $1,211,754 plus an Equal Access to Justice Act estimate of $340,000 less the cost of litigation ($470,754).

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

HORNE INTERNATIONAL, INC.

Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of November 2011.

HORNE INTERNATIONAL, INC.

By:	/s/ Evan Auld-Susott
Evan Auld-Susott
Chief Executive Officer

By:	/s/ Lily L. Xu
Lily L. Xu
Chief Financial Officer