Form 10-K
period 2011-12-25
HORNE INTERNATIONAL, INC.
filed 2012-03-26
CIK 1229195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended, December 25, 2011

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
(Address of principal executive offices)

Registrant’s telephone number, including area code: (703) 641-1100

Securities registered pursuant to sections 12(b) of the act:

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

Large Accelerated filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2011, was approximately 12.8 million based on the closing sale price of the registrant’s common stock as reported on the Over the Counter Bulletin Board on that date.

As of March 23, 2012 there were 44,506,054 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

ii

Forward-Looking Statements

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

PART I

Item 1.   Business

Horne International, Inc. (the “Company” or “we”, “us”, “our” or similar terms) is an engineering services company focused on provision of integrated, systems approach based solutions to the energy and environmental sectors. The Company’s solutions are sustainable, agile, and provide immediate, as well as long term results. The Company’s service and product offerings encompass engineering, environment and energy. We provide products and services to both commercial customers and to the United States Government.

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

As of December 25, 2011, the Company had one reportable segment, Engineering Services. Engineering Services provides Efficiency Solutions primarily to the Government and is the past performance, qualifications and contractual center of the business operations. On February 6th, 2012, the company incorporated two new entities; BEES, LLC and HorNet, LLC to expand its current Efficiency Solutions business. BEES, LLC will provide services to maximize building energy efficiency with a focus on Commercial and Government customers. HorNet, LLC will provide hosted voice services for both Government and Commercial accounts with the intent of creating a sustainable monthly recurring revenue stream. As of March 23, 2012, BEES, LLC and HorNet, LLC do not have any operating business operations.

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

The Company’s only reportable segment is Services.. We are predominantly focused in the U.S. defense markets providing services, IT consulting and reselling products, although some commercial work is performed. Financial information can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

We focus on providing technology and technical engineering, addressing the areas of security, energy, and the environment. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, and Transportation. We are a services-based company that relies on its people to maintain the reputation of the Company, to expand operations, and improve marketability. We have been successful in recruiting top-level candidates to staff open client-focused positions. The applicant pool for the required expertise appears to be sufficiently deep to meet our needs. This segment is primarily based out of our Fairfax, Virginia, headquarters and employs approximately 28 people.

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

Discontinued Operations

Discontinued operations include our Spectrum Sciences and Services, Inc. subsidiary that closed in June 2008.

Backlog

The Company is reporting two types of backlog: funded and unfunded. These classifications differ significantly in terms of their expected value to the Company and the expected realization of these amounts. The funded backlog, as shown in the table below, includes all contracts that have been awarded and funded by the client, in most cases a government entity. Funded contracts are subject to changes in work scope, delays in project startup, and cancellation by the client. The backlog figures shown below are as of December 25, 2011.

Funded Backlog (all dollars in thousands)

	2012	2013	2014+
Total Funded Backlog	$3,382	$-	$-

The amount of unfunded backlog was approximately $2.3 million at December 25, 2011. The unfunded backlog comprises contract awards that, at present, have no funding or confirmed orders on which to rely. An example of this would be GSA schedule awards that are indefinite delivery/indefinite quantity awards. While these contracts have the potential to generate revenue, the amount, timing, and certainty of those revenues are unknown. As such, the amount of revenue recognized under these contracts may be significantly less than the amount of unfunded backlog disclosed above.

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

1) Risk factor to the effect that the Company has attempted business strategy changes and partnerships over the past several years that have not proven successful or profitable, and that there is no guarantee that the Company's current business strategies and partnerships, or any business strategies or partnerships the Company undertakes in the future, will be successful or profitable.  In this risk factor, I would describe the termination of the ID relationship;, and

(2) Risk Factor that the Company has been significantly reliant on capital from affiliates the past several years, and that there is no guarantee that these affiliates will be able to provide additional capital on terms acceptable to the Company, or at all, in the future.

Our independent registered public accountants have issued a "going concern" opinion raising substantial doubt about our financial viability.

As a result of our losses and negative cash flows, our independent registered public accounting firms issued a “going concern” opinion in connection with their audit of our consolidated financial statements for the years ended December 25, 2011 and December 26, 2010. This opinion expressed substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our consolidated financial statements. The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.

We have liquidity problems and may need to raise capital on terms unfavorable to our stockholders.

On December 25, 2011, we had a nominal cash balance. We had a net loss from continuing operation of approximately $1.2 million and net income from discontinued operations of approximately $1.1 million. In 2011, 2010 and 2009, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. While we continue to explore growth opportunities for our business, we do not have complete control over the timing and awarding of future contracts and our business is subject to economic, political, financial, competitive, regulatory, and other factors affecting the defense and security industries.

We will need additional capital to sustain our operations. However, our current financial condition, combined with the 2011, 2010 and 2009 "going concern" opinions received from our independent registered public accounting firm, make it more difficult for us to raise capital. There is no assurance that we will be able to obtain the necessary financing to support our existing business on acceptable terms, or at all; and if we can, we may do so on terms that are not favorable to our stockholders.

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

We have made a concerted effort to maintain our overhead costs at a minimal level and to be in-line with our operating base. At the same time, we must maintain certain organizational capabilities to continue to operate the Company. Given our current revenue base, it is uncertain if our revenues will be sufficient to cover all of our overhead costs.

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

As of December 25, 2011, we had approximately $55 million of net operating loss (NOL) carry-forward available to offset future taxable income. Due to our history of operating losses, we do not expect to be to utilize the full value of our NOL carry-forwards. In addition, the United States Internal Revenue Service has certain rules relating to NOL carry-forwards regarding stock ownership changes within a given three-year period. While management is able to manage within these guidelines without triggering the limitations that limit a company’s ability to utilize net operating loss carry-forwards, management may not be able to control or influence outside parties’ activity with regard to our stock.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.    Properties

The Company’s headquarters are located in offices leased by the Company in Fairfax, Virginia. The Company does not own or lease any other properties. The facilities for our off-site employees include general office space that is provided by our clients.

Item 3.   Legal Proceedings

Information regarding material legal proceedings involving the Company is included in Note 14 to the Company’s consolidated financial statements under the heading “Legal Matters” in Part II, Item 8 of this report, which is incorporated herein by reference.

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

2010	High	Low
First Quarter	$0.18	$0.08
Second Quarter	$0.20	$0.10
Third Quarter	$0.19	$0.10
Fourth Quarter	$0.18	$0.12

2011	High	Low
First Quarter	$0.19	$0.11
Second Quarter	$0.51	$0.14
Third Quarter	$0.31	$0.08
Fourth Quarter	$0.22	$0.05

Holders

There were approximately 3,990 stockholders of record of the common stock of the Company on March 23, 2012. A significant number of the outstanding shares are beneficially owned by individuals or entities registered in a street name. The Company is unsure of how many beneficial owners of its common stock there are as of March 23, 2012.

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

Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan

The Amended and Restated Number 1, 2004, Non-Statutory Stock Option Plan was adopted by the Board of Directors on April 16, 2004. This restated plan took the same form as the 2004 Non-Statutory Stock Option Plan with the exception that the maximum number of options authorized under this plan was increased in March 2010 to 32 million.

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

The amendments to the Stock Option Plan have not been approved by the stockholders.

Item 6.   Selected Financial Data (all dollars in $000’s except per share data)

	2011	2010	2009	2008	2007
Revenue	5,688	$3,438	$4,680	$4,859	$13,549
Loss from Continuing Operations	(1,204)	(1,005)	(183)	(4,107)	(15,767)
Per share of Common Stock-basic and diluted	(0.03)	(0.02)	(0.00)	(0.10)	(0.38)
Net Loss	(121)	(1,042)	(337)	(6,113)	(19,142)
Per share of Common Stock-basic and diluted	(0.00)	(0.02)	(0.01)	(0.14)	(0.08)
Total Assets	1,332	733	3,154	5,332	10,332
Long-term Debt	4	14	1,696	1,812	1,969
Stockholders' (Deficit) Equity	(853)	(918)	(418)	(338)	5,620

The financial information above is reflective of the operations since 2007. The income statement data only reflects the operations of Horne Engineering Services and Horne International, Inc. The operations of Spectrum Sciences and Software, Inc. has been removed from the operating results and are now included in discontinued operations.

Selected Quarterly Financial Data

(All dollars in $000’s except per share data)

2011

	Q1	Q2	Q3	Q4
Revenue	$1,041	$1,303	$1,469	$1,875
Gross Profit	164	146	130	144
Loss from continuing operations	(263)	(345)	(318)	(278)
Income (Loss) from discontinued operations	(2)	1,084	3	(2)
Basic and diluted earnings per share	(0.01)	0.02	(0.01)	(0.01)

2010

	Q1	Q2	Q3	Q4
Revenue	$994	$850	$769	$826
Gross Profit	296	175	200	227
Loss from continuing operations	(596)	(155)	(147)	(107)
Income (loss) from discontinued operations	48	(105)	2	18
Basic and diluted loss per share	(0.01)	(0.01)	(0.00)	(0.00)

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

Executive-Level Overview

The Company provides a variety of services through its wholly owned subsidiary — Horne Engineering Services, LLC. The provision of such engineering services is largely dependent on the amount of U.S. Government contracting in the areas of homeland security, environmental management, and infrastructure reconstruction.

Basis of Presentation

The Company’s fiscal-year is the 52-or 53-week period ending on the last Sunday in December. Fiscal 2011 and 2010 were 52-week fiscal years. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Revenue is recognized in accordance with FASB ASC 605-10 “Revenue Recognition”.  The Company’s principal method on monthly fixed price contracts is ratably over the contract period, on time and materials contracts revenue is recognized as costs are incurred and for products and services, revenue is recognized when earned.

Allowance for Bad Debts

We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual and overall basis. The majority of our contracts are with U.S. Government entities and as such we have minimal risk of collectability. The few contracts we have with non-governmental entities we review on a contract-by-contract basis.

Recent Accounting Pronouncements

Management does not believe that any recent accounting pronouncements will have a material effect on their financial statements.

Overall Results of Operations

	For the Year ended December,
	(all dollars in 000's)
	2011		2010
Revenue	5,688	100.0%	$3,438	100.0%
Cost of Revenue	5,104	89.7%	2,540	73.9%
Gross Profit	584	10.3%	898	26.1%
Operating Loss	(1,128)	-19.8%	(877)	-25.5%

Revenue increased in 2011 by $2.2 million as compared to 2010, primarily due to new task orders under our Army Corps of Engineers (ACE) contract. Cost of revenue as a percentage of sales increased from 2010 to 2011 by 16 percent due to higher labor costs on our fixed price contracts and sub-contractor cost on the new task orders. Total gross margin percentage declined due to the significant amount of low margin revenues..

Our operating loss increased in 2011 by approximately $244 million as compared to 2010, primarily due to the significant amount of low margin revenues. See “Corporate Expenses” below.

Based on our on-going review of strategic alternatives, we are not able to reasonably forecast our 2012 revenue or profitability. The strategic alternatives being considered and their varied impact on our operations significantly limits our ability to give a materially accurate financial forecast.

Discontinued Operations

For the Year ended December ,

(all numbers in 000's)

	2011	2010
Income (Loss) from discontinued operations	$1,083	$(37)

Discontinued operations include the result of Spectrum Sciences & Software, Inc. a wholly-owned subsidiary that was closed in June 2008. Net income of approximately $1,083,000 from discontinued operations was the result of the legal judgment described in note 3.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $152,000 at December 25, 2011. During 2011, continuing operations consumed approximately $603,000 of cash predominantly due to operating losses.

In February 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum fee of 0.425% of the invoice amount for the first five day period and an additional 0.425% for each five day period thereafter until the invoice is paid.  The Company is able to receive 80% of any invoices factored to the lender. As of December 25, 2011, there was no outstanding balance.

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Chairman. The loan permitted the Company to borrow up to $525,000 at 8 percent interest. As of December 25, 2011, the outstanding balance is $275,000.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership (FLP). Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. As of December 25, 2011, the outstanding balance is $190,000. The loan is not convertible into any Company securities.

As a result of our continuing losses, our independent registered public accounting firm issued a “going concern” opinion in connection with its audit of our consolidated financial statements for the year ended December 25, 2011. This opinion expressed substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately generate additional revenue. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements. The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.

The Company anticipates that funds from operations will not be sufficient to provide for our 2012 operations and purchases of plant and equipment. While we continue to seek financing alternatives to fund our 2012 operations, there is no assurance that we will be able to obtain financing on terms acceptable to the Company, or at all, and terms of any financing we do undertake may not be favorable to our stockholders.

The Company’s working capital position at December 25, 2011, was a deficit of $0.9 million, compared with a deficit of $1 million at December 26, 2010. The negative working capital has resulted from our continued operating losses.

Contractual Obligations

The Company has certain obligations and commitments to make future payments under contracts. At December 25, 2011, the aggregate contractual obligations and commitments from continuing and discontinued operations are:

	2012	2013	2014	2015	2016+
Operating Leases	$95	$-	$-	$-	-
Capital Leases	11	3	-	-	-
Total Lease Commitments	$106	$3	$-	$-	$-

The contractual obligations shown above reflect the principal amount of our commitments. The above schedule does not include the $0.5 million in related party financing that is callable but has no set payment dates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Interest Rate Risk

At December 25, 2011, the Company had no amounts outstanding under a revolving credit facility. We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.

Cash and cash equivalents, as of December 25, 2011, were $152,000 and are primarily in interest-bearing accounts. A hypothetical 10 percent change in the average interest rate on money market cash investments would have had no material effect on net loss.

Foreign Exchange Risk

We currently do not have any foreign currency risk and accordingly, estimate that an immediate 10 percent change in foreign exchange rates would have no impact on our reported net loss. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Item 8.   Financial Statements and Supplementary Data

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements

Report of Independent Registered Public Accounting Firm	[14]
Consolidated Balance Sheets: December 25, 2011, and December 26, 2010	[15]
Consolidated Statements of Operations and Comprehensive Loss: Years ended December 25, 2011, and December 26, 2010	[16]
Consolidated Statements of Stockholders’ Deficit: Years ended December 25, 2011, and December 26, 2010	[17]
Consolidated Statements of Cash Flows: Years ended December 25, 2011, and December 26, 2010	[18]
Notes to Consolidated Financial Statements	[19]

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Stockholders of Horne International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Horne International and Subsidiaries (the “Company”) as of December 25, 2011 and December 26, 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposed of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horne International and Subsidiaries as of December 25, 2011 and December 26, 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced continuing net losses for each of the last four years and as of December 25, 2011, current liabilities exceeded current assets by $900,000. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company

Baltimore, Maryland

March 23, 2012

HORNE INTERNATIONAL, INC.

Consolidated Balance Sheets

(Dollars in thousands except share amounts)

	December	December
	25, 2011	26, 2010
ASSETS
Current assets:
Cash and cash equivalents	$152	$62
Receivables, net	1,100	507
Prepaid expenses and other current assets	29	38
Total current assets	1,281	607

Property and equipment, net	32	67
Other assets	19	59
TOTAL ASSETS	$1,332	$733

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,053	$163
Line of credit	-	140
Accrued expenses	646	554
Deferred revenues	-	60
Current portion of debt	475	505
Current liabilities of discontinued operations	7	215
Total current liabilities	2,181	1,637

Long-term liabilities:
Non-current portion of debt	4	14
TOTAL LIABILITIES	2,185	1,651

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized, 44,506,054 and 42,977,893 issued and outstanding	4	4
Additional paid-in capital	79,757	79,571
Accumulated deficit	(80,614)	(80,493)
Total stockholders' deficit	(853)	(918)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,332	$733

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Dollars in thousands except share amounts)

	Twelve months ended
	December 25	December 26
	2011	2010

Revenue	$5,688	$3,438

Cost of revenue	5,104	2,540

Gross profit	584	898

Operating expense	1,712	1,775

Net operating loss	(1,128)	(877)

Non-operating expense, net	(77)	(126)

Loss before income taxes	(1,205)	(1,003)

Income tax benefit (expense)	1	(2)

Loss from continuing operations	(1,204)	(1,005)

Income (loss) from discontinued operations	1,083	(37)

Net and Total Comprehensive Loss	$(121)	$(1,042)

Weighted average common shares outstanding:
Basic and diluted	43,780,153	42,732,895

Basic and diluted per share:
Basic and diluted from continuing operations	$(0.03)	$(0.02)
Basic and diluted from discontinued operations	$0.03	$0.00
Total basic and diluted loss per share	$(0.00)	$(0.02)

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Deficit

(Dollars in thousands except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 27, 2009	42,687,324	$4	$79,029	$(79,451)	$(418)

Net loss				(1,042)	(1,042)
Stock option expense			519		519
Restricted stock issued	290,569		23		23

Balance as of December 26, 2010	42,977,893	$4	$79,571	$(80,493)	$(918)

Net loss				(121)	(121)
Stock option expense			63		63
Stock issuance
Restricted stock issuances	1,528,152		123		123

Balance as of December 25, 2011	44,506,045	$4	$79,757	$(80,614)	$(853)

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	December	December
	25, 2011	26, 2010
Cash flows from in operating activities:
Continuing Operations
Net loss from continuing operations	$(1,204)	$(1,005)
Adjustments to reconcile net loss to net cash flows
Cash used in operating activities
Stock based compensation	63	542
Issuance of common stock	123	-
Depreciation and amortization	37	38
Gain on disposal of equipment	-	(5)
Receivables	(593)	720
Prepaid expenses and other current assets	9	(8)
Other assets	40	-
Accounts payable	890	(256)
Accrued expenses	92	(47)
Deferred revenue	(60)	3
Net cash (used in) continuing operations	(603)	(18)

Discontinued Operations
Income (loss) from discontinued operations	1,083	(37)
Cash (used in) discontinued operations	(208)	(38)
Net cash provided by (used in) discontinued operations	875	(75)
Net cash provided by (used in) operating activities	272	(93)

Cash flows from investing activities
Proceeds from sale of equipment	-	6
Purchase of property and equipment	(2)	(30)
Cash flows used in investing activities	(2)	(24)

Cash flows from financing activities:
Net cash (repayments)	(10)	-
Net (repayments)borrowings on lines of credit	(140)	164
Advances from related parties, net	310	-
Repayment of related parties, net	(340)	-
Proceeds for the exercise of stock options
Net cash (used in) provided by financing activities	(180)	164

Net increase (decrease) in cash and cash equivalents	90	47
Cash and cash equivalents at beginning of period	62	15
Cash and cash equivalents at end of period	$152	$62

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

1.	ORGANIZATION AND NATURE OF BUSINESS AND UNCERTAINTY

Horne International, Inc. (the “Company” or “Horne”), headquartered in Fairfax, Virginia, is an engineering services company focused on provision of integrated, systems approach based solutions to the energy and environmental sectors. The Company’s solutions are sustainable, agile, and provide immediate as well as long term results. The Company’s service and product offerings encompass engineering, environment, and energy. We provide products and services to both commercial customers and to the United States Government.

Discontinued operations include the results of our Spectrum Sciences and Software subsidiary that closed in June 2008.

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the year ended December 25, 2011, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the year ended December 25, 2011, the company incurred a loss from continuing operations of approximately $1,204,000 and had a stockholder’s deficit of approximately $853,000. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company is dependent upon available cash and operating cash flow to meet its capital needs. The Company is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations which include equity offerings, assets sales or debt financing as alternatives to improve its cash needs.

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President. The loan permitted the Company to borrow up to Five Hundred Twenty-Five Thousand Dollars ($525,000) at 8 percent interest. As of December 25, 2011, the outstanding balance is $275,000. On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne. Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent. The Company has no amounts outstanding as of December 25, 2011. The loan is not convertible into any Company securities.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott. Under the terms of the agreement, Mr. Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken a draw of $190,000 as of December 25, 2011. The loan is not convertible into any Company securities.

In April 2011, the Company entered into a financing agreement with United Capital Funding under which the Company is able to factor certain eligible accounts receivable. The Company is able to receive 85 percent of any invoices factored to the lender. The agreement calls for a minimum factoring fee of .0425 for the first five days and .0425 for each additional five day period. The new agreement with United Capital funding allows the Company to factor eligible accounts receivable up to $500,000.This agreement replaces an agreement signed in December 2009 with Wells Fargo Bank National Association.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Trevor Foster pursuant to which the Company borrowed One Hundred Thousand Dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of One Hundred Thousand Dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The note is payable in cash or may be converted into common stock by the Lender at a per share price equal to $.10 or thirty percent less than the market price on the date of conversion, whichever is greater.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Darryl K. Horne, President and Chairman of the Board of Directors of the Company, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a promissory note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The note is payable in cash or may be converted into common stock by the Lender at a per share price equal to $.10 or thirty percent less than the market price on the date of conversion, whichever is greater.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Horne International, Inc. include accounts of the company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

The fiscal-year for Horne International, Inc. is the 52-or 53-week period ending on the last Sunday in December. Fiscal 2011 and 2010 were 52-week fiscal-years. The consolidated financial statements include the accounts of Horne International, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated joint ventures were adjusted to fair market value upon the acquisition of Horne Engineering in 2005. Beginning in 2008, the Company began accounting for its Weskem joint venture investment under the equity method. The joint venture ceased operations in 2009.

Revenue Recognition

Revenue is recognized in accordance with FASB ASC 605-10 “Revenue Recognition”.  The Company’s principal method on monthly fixed price contracts is ratably over the contract period, on time and materials contracts revenue is recognized as costs are incurred and for products and services, revenue is recognized when earned.

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

Significant Customers and Credit Risks

Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations. The Company’s primary customers are government entities. For the period ended December 25, 2011, the Company had two customers that represented 75% of the company’s revenue. For the period ending December 26, 2010 the Company had two customers that represented 70% of the Company’s revenue.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of December 25, 2011, all of the Company’s cash and cash equivalents were held in or invested with domestic banks. As of December 25, 2011, the company had two customers that accounted for more than approximately 90% of our accounts receivable. As of December 26, 2010, the company had two customers that accounted for more than 87% of our accounts receivable. In determining the allowance for doubtful accounts, the Company analyzes the aging of the accounts receivable, historical bad debts, customer creditworthiness, and specific situations involving our customers. As the majority of our work is government related, the risk of uncollectible debt is greatly reduced. We do take specific bad debt reserves when we consider our ability to collect an amount to be in doubt.

Property and Equipment

Property and equipment acquired as part of the acquisitions were adjusted to their approximate fair value at the time of acquisition. All other property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on both an accelerated basis and straight-line methods over the estimated useful lives of the underlying assets. The lives range from 3 to 10 years depending on asset type. Routine maintenance and repairs are expensed as incurred. Major replacements and improvements are capitalized. Leasehold improvements are amortized over the shorter of the useful life or the lease term.

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

The Company currently has a net operating loss carry forward of approximately $55 million at December 25, 2011. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that the Company might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in the Company’s equity ownership.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 7,799,660 and 10,393,333 were not included in the computation of diluted loss per share for the twelve months ended December 25, 2011 and December 26, 2010, respectively, as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.

Stock-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all share-based awards based on estimated fair values, net of estimated forfeitures, on a straight line basis over the period during which the employee and non-employee is required to provide services in exchange for the award.

Recent Accounting Pronouncements

Management does not believe that any recent accounting pronouncements will have a material effect on their financial statements.

3.	DISCONTINUED OPERATIONS

The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. (SSSI), and Coast Engine & Equipment Co., subsidiaries in early 2008. Accordingly, the operating results of these two entities are included in discontinued operations for all years presented.

The Company recognized approximately $1,081,000 in net income in the 2nd quarter of 2011 from a judgment in the matter of Spectrum Sciences and Software, Inc. vs. The United States, Case Number 04-l366C. The net income reflects an award of $1,211,754 plus an Equal Access to Justice Act estimate of $340,000 less the cost of litigation ($470,754).

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

	December	December
Accounts Receivable	25, 2011	26, 2010
Billed AR	$752	$420
Unbilled AR	349	77
Holdbacks		11
Bad Debt Reserve	(1)	(1)
Total AR	$1,100	$507

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

5.	PROPERTY AND EQUIPMENT (000’s)

	December	December
Property & Equipment	2011	2010
Buildings & Improvements	5	5
Furniture & Fixtures	11	11
Office Equipment	304	303
Vehicles	-	-
Total	$320	$319
Accumulated Depreciation	(288)	(252)
Property & Equipment, net	$32	$67

6.	ACCRUED EXPENSES (000’s)

	December	December
Accrued Expenses	2011	2010
Salaries & payroll related items	$103	$115
Accrued leave	126	158
Professional Fees	69	76
Other	348	205
Total Accrued Liabilities	$646	$554

7.	LINES OF CREDIT

In April 2011, the Company entered into a financing agreement with United Capital Funding under which the Company is able to factor certain eligible accounts receivable. The Company is able to receive 85 percent of any invoices factored to the lender. The agreement calls for a minimum factoring fee of .0425 for the first five days and .0425 for each additional five day period. This agreement replaces an agreement signed in December 2009 with Wells Fargo Bank National Association under which the Company was able to factor certain eligible accounts receivable.

8.	STOCKHOLDERS’ EQUITY

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”). Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers. The agreement between the parties provides for Intelligent to provide business support services to the Company. In return for business support services, the Company awarded to Intelligent 8,333,333 options to purchase common stock an will award up to 12,500,000 restricted stock units. During 2010, the Company awarded Intelligent 290,569 restricted stock units in exchange for business support services and recorded $515,884 of stock-based compensation expense related to options. For the year ending, December 25, 2011, the Company awarded 1,523,151 restricted stock units in exchange for business support services and recorded $0 of stock-based compensation expense related to these options. On March 6, 2012 the Company terminated the Stock Option Agreement and Restricted Stock Agreement and cancelled the remaining 4,166,667 options.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

9.	Related party NOTES PAYABLE

The Company’s borrowings, not included in discontinued operations, consist of related party receivable financing and unsecured notes of approximately $465,000 and $495,000 as of December 25, 2011 and 2010 respectively.. The rates on the related party notes are 8 percent and 7 percent.

Darryl Horne Notes

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President. The agreement permitted the Company to borrow up to $525,000 at 8 percent interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. The note is unsecured and is not convertible into any Company securities. As of December 25, 2011, the outstanding balance and accrued interest is $275,000 and $5,814 respectively.

On August 6, 2008, the Company entered into a receivables financing agreement with Mr. Horne. Under the terms of the agreement, Mr. Horne agreed to finance specific accounts receivable under a line of credit for up to $790,000 at an interest rate of 8.5 percent. As of December 25, 2011, the outstanding balance is $0.

Evan Auld-Susott Notes

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The outstanding balance and accrued interest is $190,000 and $5,901 respectively as of December 25, 2011. The loan is not convertible into any Company securities.

10.	EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(k) plan available to all U.S. employees who have completed minimum service requirements and meet minimum age requirements. Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations. The Company currently matches 50 percent of an employee’s contribution up to 5 percent, subject to legal limits. The total expense for the years ended December 25, 2011 and December 26, 2010 were approximately $32,398 and $13,860, respectively.

11.	STOCK OPTIONS

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”). Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers. The agreement between the parties provides for Intelligent to provide business support services to the Company. In return for the described business support services, the Company awarded to Intelligent 8,333,333 options to purchase common stock and will award up to 12,500,000 restricted stock units. On June 17, 2011, the Stock Option Agreement was amended and the second tranche of 4,166,666 of the original 8,333,333 option shares originally issued to Intelligent were cancelled. On March 6, 2012 the Company terminated the Stock Option Agreement and Restricted Stock Agreement and cancelled the remaining 4,166,667 options.

The Company has a stock option plan available to eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company by providing eligible persons an additional incentive to promote the success of the Company as deemed appropriate by senior management. This is accomplished by providing for the granting of Non-Statutory Stock Options to employees, non-employee directors, consultants and advisors. During the year ending December 31, 2011, the Company granted 300,000 shares of stock options to three members of the Advisory Board and 30,000 shares of stock options to one member of the Board Directors. The Company granted approximately 598,000 shares of stock options to current employees. These stock options vest over time and under certain conditions. As of December 25, 2011, the Company recorded approximately $63,000 of stock based compensation expense related to these options.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted.

The following table summarizes information about the Plan’s stock options at December 25, 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs)	Aggregate Intrinsic Value
Options Outstanding 12/27/2009	2,211,000	0.12
Granted	8,333,333	0.09
Exercised	-
Cancelled	(151,000)	0.36
Options Outstanding 12/26/2010	10,393,333.00	0.09	3.80	-
Granted	1, 597,993	0.20	2.43	-
Exercised	(5,000)	-	-
Cancelled	(4,186,666.00)	0.09	-	-
Options Outstanding 12/25/2011	7,799,660	$0.12	3.52	226,666
Options Exercisable 12/25/2011	6,206,667	0.09	3.80	226,666

The following table summarizes the Plan’s stock options at December 25, 2011.

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
$0.09	4,166,667	4,166,667	5.3
0.10	2,000,000	2,000,000	1.5
0.35	40,000	40,000	1.9
0.15	675,000		2.4
0.17	175,000		2.4
0.25	742,993		2.4
	7,799,660	6,206,667

Total options available to issue			32,000,000
Total options outstanding or exercised			27,925,860
Total options remaining			4,074,140

The intrinsic value of the options outstanding at December 25, 2011, is zero as the exercise price for all options is greater than our share price at that date.

Year ended December 31, 2011
	December 25,	December 26,
	2011	2010
Risk-free interest rate	3.50%	3.50%
Expected volatility	192.69%-202.13%	200.16%
Expected life (in years)	3.0	3.5

Expected dividend yield	0.00%	0.00%

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

The fair value of options granted for the years ending December 25, 2011 and December 26, 2010 have been estimated at the date of grant using the Black Scholes option pricing model with the following assumptions.

During the years ended December 25, 2011 and December 26, 2010, we issued stock options that vested immediately. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock options granted during each of the last two years was estimated using the assumptions of a risk-free interest rate of 3.50% and expected life of the options, 3.78 and 3.50, respectively. The expected life of stock options granted was based on our historical option exercise experience and post vesting forfeiture experience using the historical expected term from vesting date. The expected volatility of the options granted was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon United States government issues with a remaining term approximating the expected life of the options. The forfeiture rate was determined using historical pre-vesting forfeiture rates since the inception of the plan. We have never paid a dividend, and as such, the dividend yield is zero.

12.	INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The provision for income taxes consisted of the following (000’s):

	Year Ended
	December 25, 2011	December 26, 2010

Current
Federal	$-	$-
State	-	2
Foreign	-	-
Total Current	-	2

Deferred
Federal	-	-
Foreign	-	-
Total Deferred	-	-

Total Tax Provision	$-	$2

The difference between the tax provision at the statutory federal rate and the tax provision attributable to income before taxes was as follows:

Rate Reconciliation:	2011	2010

Statutory Federal Income Tax Rate	34.00%	34.00%
State Taxes (Net of Federal Benefit)	3.65%	3.65%
Permanent Difference	(0.06)%	(0.07)%
Valuation Allowance	(37.50)%	(37.50)%
Effective Tax Rate	0.00%	0.00%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Significant components of the Company’s deferred taxes were as follows (numbers in 000’s):

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

Deferred Tax Asset/Liability:
	2011	2010
Accrued Expenses	$195	$129
Depreciation	23	21
Stock Compensation	559	534
NOL Carryforwards	19,411	18,990
Other, Net	752	752
Valuation Allowance	(20,940)	(20,427)
Net Deferred Tax Asset/(Liability)	$-	$-

As of December 23, 2011, the Company has approximately $55 million of net operating loss carry forward available to offset future income. The net operating loss carry-forwards will expire on or before 2026.

In determining the extent to which a valuation allowance for net deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry-back opportunities, and other tax-planning strategies. The valuation allowance relates to our U.S. net operating losses. Due to the continued losses incurred by the Company in 2011 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized. If, in the future, the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying financial statements. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (000’S)

Supplemental disclosure of cash flow information:	2011	2010
Cash paid for interest	$62	$42
Cash paid for taxes	$1	$2

Supplemental schedule of non-cash investing and financing activities:
Transfer of property and relief of related party notes payable	$1,743	$1,750

14.	COMMITMENTS AND CONTINGENCIES (000’s)

Operating Leases

The Company leases office space at one location in the United States. Rent expense totaled approximately $102,000 and $132,000 for 2011 and 2010, respectively. The Company also enters into various other non-cancellable leases for office equipment and vehicles as necessary.

The table below summarizes our future annual minimum lease payments under non-cancellable agreements with an initial term of greater than one year at inception. (000’s)

	2012	2013	2014	2015	2016+
Operating Leases	$95	$-	$-	$-	$-

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

	2012	2013	2014	2015	2016+
Capital Leases	11	3	-	-	-

Contingent Liabilities

The Company, through its Horne Engineering Services subsidiary, was a member of Weskem, a limited liability company that specialized in environmental remediation. In 2011 the Company received notice of outstanding legal liability of $10,000 associated with the investment. There may be future liabilities.

Legal Matters

Munitions Assembly Conveyor (MAC) Lawsuit

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

The Company, through its Horne Engineering Services subsidiary, was a member of Weskem, a limited liability company that specialized in environmental remediation. During 1999, Horne Engineering invested $77,500 and became a 5.6 percent partner in this joint venture. The investment has been accounted for using the cost method of accounting until 2008. During 2008, the decision was made to cease Weskem’s operations during the first quarter of 2009. Accordingly, we recorded a write-down of the Weskem investment to its liquidation value and the investment was liquidated in 2009. In 2011 the Company received notice of outstanding legal liabilities associates with the investment, in the amount of $10,650. The Company may be required to pay additional capital calls in the future.

16.	SUBSEQUENT EVENTS

On January 3, 2012, 91 Hill, LLC purchased 500,000 shares for $50,000 by exercising 500,000 of its options. The principal owners of 91 Hill, LLC are Darryl K. Horne and the Susott FLP.

On December 29, 2011, Horne International, Inc. (the "Company") entered into a Loan Agreement with Mr. Trevor Foster pursuant to which the Company borrowed One Hundred Thousand Dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of One Hundred Thousand Dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The note is payable in cash or may be converted into common stock by the Lender at a per share price equal to $.10 or thirty percent less than the market price on the date of conversion, whichever is greater.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Darryl K. Horne, President and Chairman of the Board of Directors of the Company, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a promissory note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The note is payable in cash or may be converted into common stock by the Lender at a per share price equal to $.10 or thirty percent less than the market price on the date of conversion, whichever is greater.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

On January 3, 2012, 91 Hill, LLC purchased 500,000 shares for $50,000 by exercising 500,000 of its options.

On February 6th, 2012, the company incorporated two new entities; BEES, LLC and HorNet, LLC. As of March 23, these wholly-owned subsidiaries do not have any operating business operations.

On March 6, 2012, the Company notified Intelligent Decisions, Inc. of the termination of the Stock Option Agreement and Restricted Stock Agreement between the Company and Intelligent Decisions, Inc as the intent of the agreements were never achieved and as such the agreements no longer serve any purpose. The Company cancelled the 4,166,667 options associated with the agreements. The Company is also disputing invoices accumulating to $36,000 or 400,000 shares of restricted stock.

Marla Perdue was appointed interim CFO on March 20, 2012.

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

Management assessed our internal control over financial reporting as of December 25, 2011, the end of our fiscal-year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Item 9B. Other Information

There is no information that was required to be disclosed on a Form 8-K during the fourth quarter of 2011 but was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors, their ages as of March 23, 2012, and the positions currently held by each are as follows:

Name	Age	Position
Darryl K. Horne	51	President, and Chairman, Director
Evan Auld-Susott	32	Chief Executive Officer, Director
Marla Perdue	41	Interim Chief Financial Officer
Paige E. Shannon	45	General Counsel
John A. Moore	59	Director

Biographies of Executive Officers and Directors

Darryl K. Horne. In May 2011, Darryl K. Horne was appointed President of Horne International, Inc. Mr. Horne also serves as Chairman of the Board of Directors of Horne International, Inc. Mr. Horne founded Horne Engineering Services, Inc., a Virginia corporation, in 1990 and led the organization as the President and CEO until May 2005, when Horne Engineering Services, Inc., dissolved and was superseded by Horne Engineering Services, LLC. Horne Engineering Services, Inc., was a professional engineering firm providing engineering solutions to issues primarily in the areas of national security, energy and the environment, and transportation for customers in the U.S. federal government, state and local governments, and the private sector. As the President and CEO of Horne Engineering Services, Inc., Mr. Horne was responsible for personnel, budgeting, performance contracts, subcontract administration, proposals, business development, and the general oversight of corporate operations. In 1999, Mr. Horne was appointed by then Virginia Governor James Gilmore to the Virginia Military Institute (VMI) Board of Visitors. Mr. Horne was re-appointed to the VMI Board of Visitors by Governor Mark Warner in 2003. Mr. Horne was honored by Ernst & Young in 1999 as a Greater Washington Entrepreneur of the Year, and in 2002 he was a finalist for a National Capital Business Ethics Award. In March 2004, he was invited to become a Trustee on the Federal City Council, a non-profit, non-partisan organization dedicated to the improvement of the Nation’s Capital and composed of and financed by the region’s top business, professional, educational, and civic leaders. Mr. Horne received a bachelor’s degree in civil engineering from VMI in 1982. He is a member of the National Society of Professional Engineers and the Society of American Military Engineers, and he completed service in the U.S. Army Reserve with the rank of Captain.

Evan Auld-Susott. Mr. Evan Auld-Susott joined Horne International in 2007 as a member of the Board of Directors and was appointed Chief Executive Officer May 2, 2011.  Prior to joining Horne and currently, Mr. Auld-Susott serves as General Partner of The Susott Family Limited Partnership, a family owned investment group.  Mr. Auld-Susott has a successful track record managing multiple profit and loss centers, managing executive teams, assessing and executing accretive transactions for stakeholders and aligning staff with their performance objectives.  He has successfully closed accretive transactions in the areas of real estate, equity, debt and structured finance.  Mr. Auld-Susott has a B.A. in economics and a B.A. in international relations from the University of Southern California in Los Angeles.

Marla Perdue. In March 2012, Marla Perdue was appointed Interim Chief Financial Officer (CFO) of Horne International, Inc. Ms. Perdue joined Horne International in July 2011 as the Accounting Manager and has been the Company’s lead financial executive since the departure of the former CFO in January 2012.  Ms. Perdue has over 12 years of professional accounting experience serving in increasingly responsible roles. Ms. Perdue has a B.S. in Accounting from George Mason University.

Paige E. Shannon. Paige E. Shannon joined Horne International, Inc., in December 2005 as General Counsel and Corporate Secretary. Ms. Shannon has extensive experience in the government contracting industry. Ms. Shannon holds a Doctorate from The Catholic University of America, Columbus School of Law and a Masters in Business Administration from George Mason University.

John A. Moore, Jr. John A. Moore, Jr. was elected to the Horne International, Inc., Board of Directors on April 27, 2006. Mr. Moore currently serves as the Chairman of both the audit and compensation committees. Mr. Moore has served as the Executive Vice President and Chief Financial Officer of ManTech International Corporation. Mr. Moore has extensive experience in strategic planning, acquisitions, corporate compliance, proposal preparation and pricing in the Federal Solutions marketplace. Mr. Moore has served on the Board of Directors for ManTech International Corporation, Global Secure Corporation, and Paradigm Holdings, Inc and currently serves on the Board of GBS Enterprises Incorporated. Mr. Moore is also a former member of the Board of Visitors for the University of Maryland, Robert H. Smith School of Business.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis:

Although our executive compensation program is generally applicable to each of our senior management, this Compensation Discussion and Analysis focuses primarily on the program as applied to our CEO, CFO, and each of our other “named executive officers” as defined under applicable SEC rules. Our “named executive officers” for 2011 were our CEO, Evan Auld-Susott, President, Darryl K. Horne, our former CFO, Lily L. Xu, and our General Counsel, Paige Shannon.

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

A Compensation Committee was established by the Board of Directors on January 1, 2007. In 2011, the Compensation Committee set the performance goals and objectives and recommended to the Board of Directors the overall compensation of the Chief Executive Officer and President. In addition, the Compensation Committee will further review the compensation of each of the four (4) most highly compensated employees. The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management. The executive management of Horne International, Inc., with the advice of the members of the Board of Directors determines the compensation for senior level management. Executives and members of the Board of Directors participated in deliberations concerning executive officer compensation and senior level management compensation. Darryl Horne and Lily Xu did not participate in any deliberations concerning the compensation of the Chief Executive Officer and Chief Financial Officer, respectively.

Components of Executive Compensation for 2011

For 2011, the compensation of the named executive officers consisted solely of base salary. As we have awarded cash bonus and equity awards to named executive officers in recent past years, those elements of compensation are also discussed below, along with the 2011 compensation determinations.

Base Salaries

Base salary is the fixed element of employees’ annual compensation. The value of base salary reflects the employee’s long term performance, skill set and the market value of that skill set. The minimum base salary for the Chief Executive Officer was established by the employment contract which was entered into on May 11, 2005, in connections with the Company’s acquisition of Horne Engineering as amended in February 2007. For a period of five (5) years beginning on May 11, 2005, Darryl K. Horne, as Chief Executive Officer was entitled to receive an annual base salary of $375,000. On May 2, 2011, Mr. Horne relinquished his responsibility as Chief Executive Officer but retained his position as President with an annual compensation of $206,500. On his appointment as Chief Executive Officer on May 2, 2011, Mr. Evan Auld-Susott was entitled to receive an annual salary of $200,000 once the company returned to profitability. In the interim Mr. Auld-Susott receives an annual salary of $50,000. Upon appointment as Chief Financial Officer, Ms. Lily Xu’s annual salary was set at $120,000. As Interim Chief Financial Officer, Ms. Marla Perdue receives an annual salary of $91,000. The base salaries of the Chief Executive Officer, President and Chief Financial Officer were determined to be appropriate based upon their skill sets, knowledge of the marketplace, and historical knowledge of Horne International and Horne Engineering Services, LLC. Each of the base salaries paid to our “named executive officers” who include our CEO, President, and CFO are comparable to other government contractors of similar size and revenue. The Compensation Committee of the Board will review the base salaries of Mr. Auld-Susott, Mr. Horne and the chief Financial Officer periodically in the future.

For 2011 the Company determined that a range of $140,000 to $190,000 for base annual salaries for senior level management was appropriate. In determining the base salaries of senior level management, we considered the individual employee’s skill set and the market value of that skill set and for employees who have served the Company for at least twelve (12) months, that employee’s overall performance.

Performance and Incentive Cash Bonuses

The Company’s practice is to award annual cash bonuses with the purpose of aligning employees’ goals with the Company’s overall performance objectives. Cash bonuses are awarded to senior level management based upon the Company’s overall performance and the individual employee’s overall performance. In 2011, we did not award any cash bonuses to the Chief Executive Officer, President, Chief Financial Officer or any other named executive. In 2012 the Compensation Committee of the Board of Directors will set the performance goals and objectives as well as recommend to the Board of Directors the overall compensation of the Chief Executive Officer, President, and Chief Financial Officer. The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management.

Equity Compensation

Historically, the primary form of equity compensation awarded by the Company has been non-statutory stock options. The Spectrum Sciences & Software Holdings Corp. Non-Statutory Stock Option Plan was approved by the stockholders in 2004. The Plan permits the Company to distribute up to 32 million stock options to employees, consultants and advisors of the Company.

In May 2011, the Chief Executive Officer received an equity award of 500,000 stock options with a strike price of $.15 as part of his employment offer. The options will vest over a three year period. In 2012, the amount of equity compensation to which the Chief Executive Officer, President, and the Chief Financial Officer may be entitled shall be determined by the Compensation Committee and recommended for approval by the Board of Directors.

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

Severance Benefits

The Company does not currently have a comprehensive severance plan. In general, Company employees who are involuntarily terminated not for cause are granted one week of their base salary for each year the employee served the Company up to a maximum of eight weeks of pay. In the event Darryl K. Horne, President, is terminated not for cause or voluntarily terminates his employment for good reason, he may be entitled to continue to receive his base annual salary, bonus compensation, if any, and any and all fringe and medical benefits as provided for by the terms of his Employment Agreement for a period of twelve (12) months. The termination benefits afforded Mr. Horne was negotiated at the time of the acquisition of Horne Engineering and was deemed by the Board at that time as necessary and desirable to procure his services for the Company and to consummate the acquisition.

Perquisites and Other Benefits

In 2012, the Compensation Committee will review and recommend all perquisites and other benefits afforded to our CEO, President, CFO, and other named executive officers.

Board of Directors Report on Compensation Discussion and Analysis

The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report. Based on the foregoing review and discussions, the Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report.

2011 Summary Compensation Table

Name	Position	Year	Salary	Bonus	Awards	Compensation		Compensation
Evan Auld-Susott	Chief Executive Officer	2011	$30,769	$-	$-		(1)	$30,769
		2010	$-	$-	$-			$-
Darryl K. Horne	President	2011	$220,501	$-	$-	$1,824	(2)	$222,325
		2010	$241,102	$-	$-	$700	(3)	$241,802
Marla Perdue	Interim Chief Financial Officer	2011	$35,000	$-	$-	$-	(1)	$35,000

Lily L. Xu	Former Chief Financial Officer	2011	$120,000	$-	$-	$-		$120,000
		2010	$99,354	$-	$-	$-		$99,354
Paige Shannon	General Counsel	2011	$37,539	$-	$-	$-		$37,539
		2010	$53,773	$-	$-	$-		$53,773

(1) Reflects compensation for partial year.

(2) Mr. Horne's all other Compensation includes $1,824 for automobile related expenses.

(3) Mr. Horne's all other Compensation includes $700 for automobile related expenses.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

A Compensation Committee was established by the Board of Directors on January 1, 2007. In 2011, the Compensation Committee set the performance goals and objectives and recommended to the Board of Directors the overall compensation of the Chief Executive Officer and President. In addition, the Compensation Committee will further review the compensation of each of the five (5) most highly compensated employees. The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management. The executive management of Horne International, Inc. with the advice of the members of the Board of Directors determines the compensation for senior level management. Executives and members of the Board of Directors participated in deliberations concerning executive officer compensation and senior level management compensation. Evan Auld-Susott, Darryl Horne, Paige Shannon and Lily Xu did not participate in any deliberations concerning the compensation of the Chief Executive Officer and Chief Financial Officer, respectively. No executive officer of our company has served on the board of directors or compensation committee of any other entity that has or had at any time during 2011 an executive officer who served as a member of our board of directors.

Outstanding Equity Awards at Fiscal Year-end

Number of Securities
Underlying Unexercised Options
Name	for the year ending December 25, 2011		Option Price
	Exercisable	Unexercisable
Evan Auld-Susott	-	500,000	$0.15
Darryl K. Horne	-	-
Paige Shannon	-	-
Marla Perdue	-	-
Lily L. Xu	-	48,000	$0.25

Director Compensation

		Option	Option	All Other	Total
Name	Fees Earned	Awards	Value	Compensation	Compensation

John A. Moore	$28,000	-	$-	$-	$28,000

1. Directors who are also employees of the Company do not receive any additional compensation for their service on the Board of Directors.

2. Total number of options held by each Director is disclosed Item 12 Security Ownership of Certain Beneficial Owners and Management.

The fees earned by the Directors were accrued for 2011, as of December 25, 2011 only 4th quarter fees were paid.

During fiscal 2011, non-employee members of the Board of Directors were entitled to receive $6,500 per year payable quarterly, and $1,000 for each meeting attended.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 23, 2012, certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5 percent of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed with the Securities and Exchange Commission pursuant to the Exchange Act with respect to ownership of the Company’s common stock. As of December 25, 2011, there were 44,506,045 shares of the Company’s common stock outstanding.

Name and Address	Number of Shares		Percentage
of Beneficial Owner (1)	Beneficially Owned (2)		of Class

Darryl K. Horne	4,877,007		11.4%
Evan Auld-Susott	2,862,450	a	6.3%
91 Hill Avenue, LLC (3)	2,000,000	b	4.7%
John A. Moore	30,000	c*
Paige E. Shannon	-	*
Lily L. Xu	-	*
Total Directors and Named Executive Officers	9,769,457		20.4%
McElligott Associates Pension Plan (4)	3,354,288		7.5%
85 Dudley Road
Billerica, MA 01821
Trevor Foster (5)	3,000,000		7.0%
P.O. Box 450
Hickman CA 95323

* Less than 1% of the outstanding common stock.

1)	Except as otherwise noted, the address for each person listed in this table is c/o Horne International, Inc., 3975 University Drive, Suite 100, Fairfax, VA 22030.

2)	Beneficial ownership of shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. The number of shares beneficially owned by a person includes shares of common stock that the person had the right to acquire pursuant to options exercisable within 60 days of March 1, 2012. Shares issuable pursuant to options are deemed outstanding for calculating the percentage ownership of the person holding the options but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person.
3)	This LLC is owned by Darryl K. Horne and Evan Auld-Susott.
4)	Information is based solely upon a Schedule 13G/A filed by Trevor Foster on March 16, 2007.
5)	Information is based solely upon a shareholder list provided by BNY Mellon Shareholder Services on February 14, 2011.
a)	Includes 30,000 shares of common stock issuable pursuant to options (exercisable within 60 days)
b)	Includes 2,000,000 shares of common stock issuable pursuant to options (exercisable within 60 days)

c)	Includes 30,000 shares of common stock issuable pursuant to options (exercisable within 60 days

Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 25, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	(1)	$0		0
Equity compensation plans not approved by security holders	27,925,860	(2)		(3)	4,074,140

Total	27,925,860				4,074,140

1)	Represents stock options issued pursuant to the Company’s 2004 Non-Statutory Stock Option Plan.
2)	Represents stock options issued pursuant to the Company’s Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan and the Company’s Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.
3)	The weighted average exercise price is dependent on the underlying price of the Company’s stock. The 2,000,000 options issued in conjunction with the 91 Hill Avenue transaction are exercisable at the greater of $0.10 or $0.25 less than the current stock price.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Auditors

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of the Company’s annual financial statements for the year ended December 25, 2011 and December 26, 2010, quarterly filings for 2011, and fees filed for other services rendered.

	Stegman	Stegman
	2011	2010
Audit Fees	$70,500	$65,580
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$70,500	$65,580

All of the fees listed above were approved under the approval provisions of paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The fees listed above under “Audit Fees” relate to the audit of our annual financial statement over financial reporting for the year ended December 25, 2011, including services for the reviews of the financial statements included in our quarterly reports filed on Form 10-Q for the 2010 period, and for services in connection with the audit of our annual financial statements for the fiscal-year ended December 26, 2010.

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

SIGNATURES

This Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2324thrd day of March 20112.

Horne International, Inc.

Date: March 23, 2012	By: /s/ EVAN AULD-SUSOTT
Name: Evan Auld-Susott
Title: Chief Executive Officer (PEO)

Date: March 23, 2012	By: /s/ DARRYL K. HORNE
Name: Darryl K. Horne
Title: President (PEO)

Date: March 23, 2012	By: /s/ JOHN A. MOORE, JR.
Name: John A. Moore, Jr.
Title: Director

Date: March 23, 2012	By: /s/ MARLA PERDUE
Name: Marla Perdue
Title: Interim Chief Financial Officer (PFO)

Power of Authority

Know by all persons by these presents, that each person whose signature appears below above constitutes and appoints jointly and severally, Evan Auld-Susott, Darryl K. Horne, Marla Perdue, and John A. Moore, Jr., and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys –in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. .

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ EVAN AULD-SUSOTT	Director	March 23, 2012

/s/ DARRY K. HORNE	Principal Executive Officer and Director	March 23, 2012

/s/ LILY L. XUMARLA PERDUE	Interim Chief Financial Officer	March 23, 2012

/s/ JOHN A. MOORE, JR.	Director	March 23, 2012

Exhibit Index

Exhibit Number	Description
2.1	Stock Purchase and Sale Agreement, dated as of January 28, 2005, by and among Spectrum Sciences & Software Holdings Corp., Coast Engine and Equipment Co., Inc., Louis T. Rogers and Marilyn G. Rogers (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005).
2.2	Agreement and Plan of Merger, dated as of April 14, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).
2.3	Amendment and Waiver Agreement, dated as of May 11, 2005, by and among Spectrum Sciences & Software Holdings Corp., Horne Acquisition LLC, Horne Engineering Services, Inc., Darryl K. Horne, Charlene M. Horne and Michael M. Megless (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).
2.4	Stock Purchase Agreement by and between Spectrum Sciences & Software Holdings Corp. and 53341 Newfoundland and Labrador Ltd. dated June 21, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2006).
2.5	Retraction Agreement by and between Spectrum Sciences & Software Holdings Corp. and M&M Engineering, Ltd. dated June 21, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2006).
3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.2	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.3	Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.4	Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.5	Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.6	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005).
3.7	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006).
3.8	Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006).
4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).

10.1+	Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).
10.2+	First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005).
10.5+	2004 Non-Statutory Stock Option Plan, dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004).
10.6+	Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form S-8, filed with the Securities and Exchange Commission on April 21, 2004).
10.7+	Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004).
10.8+	Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne, dated May 11, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005).
10.9+	Form of Stock Option Agreement between Spectrum Sciences & Software Holdings Corp. and each of Darryl K. Horne and Michael M. Megless, dated June 8, 2005 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2005).
14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 13, 2004).
16	Letter of Tedder, James, Worden & Associates, P.A. to the Securities and Exchange Commission dated April 17, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2006).
21*	List of Subsidiaries (filed herewith).
23*	Consent of Stegman and Company
24	Powers of Authority (see signature page hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Filed herewith.
*	Denotes management contract or compensatory plan or arrangement.

