Form 10-K/A
period 2011-12-25
HORNE INTERNATIONAL, INC.
filed 2012-04-02
CIK 1229195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment no. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE. None.

Explanatory Note

Horne International, Inc. (the Company) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 26, 2012 for the year ended December 25, 2011 solely for the purpose of revising the items reported in our Original Filing for certain errors, which were inadvertently included in the Original Filing. The Form 10-K/A includes the consent letter from the Company's independent public auditors. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.  However, this Form 10-K/A includes Exhibits 31.1 and 32.1, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our operating loss increased in 2011 by approximately $251 thousand as compared to 2010, primarily due to the significant amount of low margin revenues. The Original filing cited $244 million.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management

Mr. Michael B. McElligott owns 8,133,911 shares representing 19.0% of the class of shares. This Information is based solely upon a Schedule 13G filed by Michael McElligott on April 12, 2011 rather than the Original Filing amount of 3,354,288 shares representing 7.5% of the class as reported in the BNY Mellon NOBO listing information from February 2011.

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