Form 10-Q
period 2012-03-25
HORNE INTERNATIONAL, INC.
filed 2012-05-16
CIK 1229195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 25, 2012

or

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

703-641-1100

(Registrant’s telephone number, including area code)

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
(Do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 16, 2012, there were 45,006,054 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.

Horne International, Inc.

Consolidated Balance Sheets (Unaudited)

(Dollars shown in 000’s except share amounts)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	March 25,	December 25,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$114	$152
Receivables, net	985	1,100
Prepaid expenses and other current assets	29	29
Total current assets	1,128	1,281

Property and equipment, net	24	32
Other assets	19	19
TOTAL ASSETS	$1,171	$1,332

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,285	$1,053
Accrued expenses	438	646
Debt, net of discount	486	475
Current liabilities of discontinued operations	-	7
Total current liabilities	2,209	2,181

Long-term liabilities:
Non-current portion of debt	-	4
TOTAL LIABILITIES	2,209	2,185

Commitments and contingencies (Note 9)	-	-

Stockholders' deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized, 45,006,054 (2012) and 44,506,054 (2011) issued and outstanding	5	4
Additional paid-in capital	79,907	79,757
Accumulated deficit	(80,950)	(80,614)
Total stockholders' deficit	$(1,038)	$(853)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,171	$1,332

See accompanying notes to consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars shown in 000’s except share and per share amounts)

	Three months ended
	March 25,	March 27,
	2012	2011

Revenue	$1,430	$1,041

Cost of revenue	1,277	877

Gross profit	153	164

Operating expense	438	403

Operating loss	(285)	(239)

Non-operating expense, net	(51)	(25)

Loss before income taxes	(336)	(264)

Income tax benefit	-	1

Loss from continuing operations	-	(263)

Loss from discontinued operations	-	(2)

Net Loss	$(336)	$(265)

Weighted average common shares outstanding:
Basic and diluted	44,967,592	42,977,893

Basic and diluted per share:
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	$0.00	$(0.00)
Total basic and diluted loss per share	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statement of Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 25, 2012

(Dollars shown in 000’s except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 25, 2011	44,506,054	$4	$79,757	$(80,614)	$(853)

Net loss				(336)	(336)
Stock option expense			26		26
Restricted stock issuances	500,000	1	49		50
Beneficial conversion on debt			75		75

Balance as of March 25, 2012	45,006,054	5	$79,907	$(80,950)	$(1,038)

See accompanying notes to the consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statement of Cash Flows (Unaudited )

For The Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 25,	March 27,
	2012	2011
Cash flows from operating activities:
Continuing Operations
Net loss from continuing operations	$(336)	$(263)
Adjustments to reconcile net loss to net cash flows
Cash used in operating activities
Issuance of stock options	26	-
Issuance of common stocks	50	-
Depreciation and Amortization	8	10
Amortization of Debt Discount	9	-
Receivables, net	115	40
Prepaid expenses	-	(30)
Accounts payable	232	142
Accrued expenses	(215)	128
Deferred revenue	-	(3)
Other assets	-	2
Net cash (used in) provided by continuing operations	(111)	26

Discontinued Operations
Net loss from discontinued operations	-	(2)
Cash used in discontinued operations	-	(15)
Net cash used in discontinued operations	-	(17)
Net cash used in operations	(111)	9

Cash flows from financing activities:
Net cash repayments	-	(3)
Net repayments on lines of credit	-	(140)
Principal payments on debt	(77)	-
Proceeds from debt	150	120
Net cash provided by financing activities	73	(23)

Net decrease in cash and cash equivalents	(38)	(14)
Cash and cash equivalents at beginning of period	152	62
Cash and cash equivalents at end of period	$114	$48

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$13
Non Cash Transactions
Provisions for debt discount	$75	$-

See accompanying notes to the consolidated financial statements (unaudited).

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

Discontinued operations include the results of our Spectrum subsidiary that we decided to close in June 2008.

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the fiscal year ended December 25, 2011, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the three months ended March 25, 2012, the Company incurred a loss from continuing operations of approximately $336,000 and had a stockholders’ deficit of approximately $1,038 million as of that date. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company is dependent upon available cash and operating cash flow in addition to financing cash inflows to meet its capital needs. The Company is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations which include equity offerings, assets sales or debt financing as alternatives to improve its cash requirements.

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Chairman. The loan permitted the Company to borrow up to $525,000 at 8 percent interest. As of March 25, 2012, the principal outstanding balance is $198,506 and the interest balance is $85,054.

In February 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum fee of 0.425% of the invoice amount for the first five day period and an additional 0.425% for each five day period thereafter until the invoice is paid.  The Company is able to receive 80% of any invoices factored to the lender. As of March 25, 2012, there was no outstanding balance.

In March 2011, the Company entered into receivables financing agreement with Evan Auld-Susott, the company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership (FLP). Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. As of March 25, 2012, the outstanding balance was $190,000. The loan is not convertible into any Company securities.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Trevor Foster pursuant to which the Company borrowed One Hundred Thousand Dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of One Hundred Thousand Dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The terms of the note have been amended to payable in cash or may be converted into common stock by the lender at a per share price equal to $.10 per share.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Darryl K. Horne, President and Chairman of the Board of Directors of the Company, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a promissory note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The terms of the note have been amended to payable in cash or may be converted into common stock by the lender at a per share price equal to $.10 per share.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On January 3, 2012, 91 Hill, LLC, an entity affiliated with Darryl K. Horne, the Company’s President and Chairman of the Board and Evan Auld-Susott, the Company’s Chief Executive Officer, exercised 500,000 of its stock options at the exercise price of $0.10 per share, and received 500,000 shares of the Company common stock.

On March 6, 2012, the Company notified Intelligent Decisions, Inc. of the termination of the Stock Option Agreement and Restricted Stock Agreement between the Company and Intelligent Decisions. The Company cancelled 4,166,667 options associated with the agreements. As of March 25, 2012, the company cancelled the remaining 4,166,667 options of stock associated with the agreement. This action has resulted in the possibility of a contingent liability and pending litigation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Horne International, Inc. include accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the three-month periods ended March 25, 2012, and March 27, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

The results of operations for the three month period ended March 25, 2012 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011.

Revenue Recognition

The Company’s two principal methods of revenue recognition are monthly fixed price contracts in which revenue is recognized ratably over the contract period and time and materials contracts in which revenue is recognized as costs are incurred. On occasion, the Company may recognize revenue on a percentage of completion basis.

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

The Company currently has a net operating loss carry forward of approximately $55 million at March 25, 2012. The Company has not recorded any related federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that the Company might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in the Company’s equity ownership. The Company adopted Accounting Standards Codification topic 740, subtopic 10 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operation due to the adoption of this standard.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 3,084,993 and 10,593,333 were not included in the computation of diluted income (loss) per share for the three months ended March 25, 2012, and March 27, 2011, respectively, as the inclusion of these common stock equivalents would have been anti-dilutive.

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

Recent Accounting Pronouncements

Management does not believe that any recent accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

	March 25,	December 25,
Accounts Receivable	2012	2011
Billed	$978	$752
Unbilled	8	349
Bad Debt Reserve	(1)	(1)
Total Accounts Receivable, Net	$985	$1,100

4.	Property and equipment (000’s)

	March 25,	December 25,
Property and Equipment	2012	2011
Buildings and Improvements	$5	$5
Furniture and Fixtures	11	11
Office Equipment	391	304
Total	$407	$320
Accumulated Depreciation	(383)	(288)
Property and Equipment, net	$24	$32

5.	DEBT ReLated Party AND OTHER BORROWINGS

The Company’s borrowings consist of related party receivable financing, unsecured notes, and other borrowings net of discount were approximately $473,000 as of March 25, 2012 and $465,000 as of December 25, 2011 . The rates on the related party notes are 7 percent and 8 percent.

Darryl Horne Notes

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President. The agreement permitted the Company to borrow up to $525,000 at an 8 percent interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. This note is unsecured and is not convertible into any Company securities. As of March 25, 2012, the total outstanding balance was $198,506 and accrued interest was $85,054.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Darryl K. Horne, President and Chairman of the Board of Directors of the Company, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a promissory note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The note has been amended to be payable, at the option of the lender, by conversion into common stock at a per share price equal to $.10 per share.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Evan Auld-Susott Notes

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The Company has taken draws of no draws during the period ending March 25, 2012. The outstanding balance and accrued interest was $190,000 and $12,006, respectively, as of March 25, 2012. The loan is not convertible into any Company securities.

Other Borrowings

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Trevor Foster pursuant to which the Company borrowed one hundred thousand dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of one hundred thousand dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The note has been amended to be payable, at the option of the lender, by conversion into common stock at a per share price equal to $.10 per share. Mr. Foster has agreed to defer the quarterly payment due on March 25, 2012.

The convertible notes contained a "beneficial conversion" feature that required separate recognition, at issuance, of a portion of the proceeds equal to the intrinsic value of the feature as additional paid-in-capital. This "discount" is being amortized using the effective interest method through a charge to interest expense over the term of the notes. As of March 27, 2012, the notes were convertible into 1,500,000 shares of common stock.

6.	Lines of Credit

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

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”). Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers. The agreement between the parties provides for Intelligent to provide business support services to the Company. On March 6, 2012, the Company notified Intelligent Decisions, Inc. of the termination of the Stock Option Agreement and Restricted Stock Agreement between the Company and Intelligent Decisions and cancelled 4,166,667 options. As of March 25, 2012, the company has cancelled the remaining 4,166,667 options associated with the agreements. This has resulted in the possibility of a contingent liability and legal litigation.

On January 3, 2012, 91 Hill, LLC, an entity affiliated with Darryl K. Horne, the Company’s President and Chairman of the Board and Evan Auld-Susott, the Company’s Chief Executive Officer, exercised 500,000 of its stock options at the exercise price of $0.10 per share, and received 500,000 shares of the Company common stock.

The Company has a stock option plan available to eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company by providing eligible persons an additional incentive to promote the success of the Company as deemed appropriate by senior management. This is accomplished by providing for the granting of Non-Statutory Stock Options to employees, non-employee directors, consultants and advisors. During the first three months of 2012, the Company did not make any option grants. During the first three months of 2011, the Company granted 225,000 shares of stock options to three members of the Advisory Board. These stock options vest over time and under certain conditions.

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes our stock option activity during the three months ended March 25, 2012.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs)	Aggregate Intrinsic Value
Options Outstanding 12/25/2011	7,799,660	$0.09	3.52	$226,666
Granted	-	0
Exercised	(495,000)	0.10
Cancelled	(4,214,667)	0.09
Options Outstanding 3/25/2012	3,089,993	0.15		61,667
Options Exercisable 3/25/2012	1,588,000	$0.09	2.4	$61,667

8.	Discontinued Operations

The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. (SSSI) in early 2008.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space at one location in the United States. Rent expense totaled approximately $36,000 and $37,000 for March 25, 2012 and March 27, 2011, respectively. The Company also enters into various other non-cancellable leases for office equipment and vehicles as necessary.

The table below summarizes our future annual minimum lease payments under non-cancellable agreements with an initial term of greater than one year at inception. (000’s)

	2012	2013	2014
Operating Leases	$56	$-	$-

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

	2012	2013	2014
Capital Leases	$8	$-	$-

Contingent Liabilities

The Company, through its Horne Engineering Services subsidiary, was a member of Weskem, a limited liability company that specialized in environmental remediation. In 2011 the Company received notice of outstanding legal liability of $10,000 associated with the investment. There may be future liabilities.

On March 6, 2012, the Company notified Intelligent Decisions, Inc. of the termination of the Stock Option Agreement and Restricted Stock Agreement between the Company and Intelligent Decisions, Inc. The Company has terminated 8,333,333 stock options associated with this agreement in 2011 and 2012. The Company is also disputing invoices in the amount of $36,000, which under the terms of the Agreement, under which payments by the Company are made in restricted common stock of the Company, equals 400,000 shares of restricted stock. . The Company has received a letter from Intelligent Decisions counsel disputing the Company’s right to terminate the Agreement and the stock options.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Legal Matters

(Reserved)

SUBSEQUENT EVENTS

On May 7th, 2012 the Company and Darryl K. Horne entered into an amendment to the Loan Agreement, dated December 27th, 2011, between the Company and Mr. Horne. Under this amendment, the Mr. Horne will have the option, in lieu of payment of principal, to receive Company common stock at a conversion price equal to $.10 per share.

On May 4th, 2012 the Company and Trevor Foster entered into an amendment to the Loan Agreement, dated December 27, 2011 between Mr. Foster and the Company. Under this amendment, Mr. Foster will have the option, in lieu of payment of principal, to receive Company common stock at a conversion price equal to $.10 per share.

Horne International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2.     MANAGEMENT’S DISCUSSION AND analysis of financial condition and results of operations

The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended December 25, 2011.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors,” contained in our Annual Report of Form 10-K for the fiscal year ended December 25, 2011, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

On February 6, 2012, the Company incorporated two new entities; BEES, LLC and HorNet, LLC to expand its current Efficiency Solutions business. The Company expects that BEES, LLC will provide services to maximize building energy efficiency with a focus on Commercial and Government customers. The Company expects that HorNet will provide hosted voice services for both Government and Commercial accounts with the intent of creating a sustainable monthly recurring revenue stream. As of March 25, 2012, BEES, LLC and HorNet, LLC did not have any business operations.

Critical Accounting Policies and estimates

In our Form 10-K for the fiscal year ended December 25, 2011, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, stock-based compensation, net operating losses and tax credit carryforwards, and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 25, 2012.

Horne International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of THREE Months Ended MARCH 25, 2012, and MARCH 27, 2011

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	Three months ended
	March 25, 2012		March 27, 2011
Total revenue	$1,430	100.0%	$1,041	100.0%
Gross profit	153	10.7%	164	15.8%
Operating expense	438	30.6%	403	38.0%
Operating loss	$(285)	5.4%	(239)	-22.9%

Revenue for the quarter ended March 25, 2012, increased by approximately $390,000, as compared to the quarter ended March 27, 2011. The main driver of revenue increase was new task orders under our Army Corps of Engineers (ACE) contract. Gross profit as a percentage of revenue increased due to payables outstanding corresponding to the revenue. The overall operating loss increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the significant amount of low margin revenues.

Discontinued Operations

Discontinued operations include the results of Spectrum Sciences & Software, Inc. subsidiary that was closed in June 2008.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $114,000 at March 25, 2012. During First quarter 2012, continuing operations consumed approximately $38,000 of cash predominantly due to operating losses.

In February 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum fee of .425% of the invoice amount for the first five day period and an additional .425% for each five day period thereafter until the invoice is paid.  The Company is able to receive 80% of any invoices factored to the lender. As of December 25, 2011, there was no outstanding balance.

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Chairman. The loan permitted the Company to borrow up to $525,000 at 8 percent interest.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Darryl K. Horne, President and Chairman of the Board of Directors of the Company, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a promissory note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The Note has been amended to payable in cash or may be converted into common stock by the lender at a per share price equal to $.10 per share.

As of March 25, 2012, the total outstanding principal balance to Mr. Horne was $248,506 and the accrued interest is $85,054.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership (FLP). Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. As of March 25, 2012, the outstanding balance was $190,000 and interest outstanding is $12,007. The loan is not convertible into any Company securities.

Horne International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Trevor Foster pursuant to which the Company borrowed One Hundred Thousand Dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of One Hundred Thousand Dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The note has been amended to be payable, at the option of the lender, by conversion into common stock at a per share price equal to $.10 per share. As of March 25, 2012, the outstanding balance is $100,000 and interest of $1,731.

As discussed in our 2010 Form 10-K, the Company has substantial liquidity challenges. While we continue to work towards profitability, there is a significant uncertainty that the Company will have sufficient cash flow to sustain its operations.

The Company continues to pursue additional funding sources in the event that funds from operations and financing are not sufficient to provide for our operations. The Company anticipates that these funding sources would primarily be in the form of bank credit lines. Given our past financial performance, the costs and fees associated with funding sources may be more expensive than the Company has historically paid. The Company can not determine if the funds available from operations will be sufficient for any acquisitions or facility expansions that may be undertaken during the year. Should the Company make any acquisitions or expansions, other sources of financing may be required.

The Company has no present commitments for additional financing. There is no guarantee that such additional financing will be available to the Company on commercially reasonable terms or at all.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Horne International, Inc.

Other Information

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS (RESERVED)

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011.

Horne International, Inc.

EXHIBITS

ITEM 6.	EXHIBITS
Exhibit Number	Description

3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.2	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.3	Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.4	Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.5	Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.6	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005).
3.7	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006).
3.8	Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006).
4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
14.1	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 13, 2004).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

Horne International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horne International, Inc.

May 16, 2012	By:	/s/ Evan Auld-Susott
Date		Evan Auld-Susott
Chief Executive Officer

May 16, 2012	By:	/s/ Marla Perdue
Date		Marla Perdue
Interim Chief Financial Officer

