Form 10-Q
period 2012-06-24
HORNE INTERNATIONAL, INC.
filed 2012-08-16
CIK 1229195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 24, 2012

or

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

Yes ☐  No ☒

As of August 9, 2012, there were 47,306,054 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Horne International, Inc.

Consolidated Balance Sheets (Unaudited)

(Dollars shown in 000’s except share amounts)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSETS	June 24,	December 25,
Current assets:	2012	2011
Cash and cash equivalents	$15	$152
Receivables, net	1,101	1,100
Prepaid expenses and other current assets	49	29
Total current assets	1,165	1,281

Property and equipment, net	15	32
Other assets	19	19
TOTAL ASSETS	$1,199	$1,332

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,294	$1,053
Line of credit	260	-
Accrued expenses	433	646
Debt, net of discount	491	475
Current liabilities of discontinued operations	7	7
Total current liabilities	2,485	2,181

Long-term liabilities:
Non-current portion of debt	-	4
TOTAL LIABILITIES	2,485	2,185

Commitments and contingencies (Note 9)	-	-

Stockholders' deficit
Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, none issued
Common stock, $0.0001 par value; 80,000,000 shares authorized,	-	-
47,306,054 (2012) and 44,506,054 (2011) issued and outstanding	5	4
Additional paid-in capital	80,166	79,757
Accumulated deficit	(81,456)	(80,614)
Total stockholders' deficit	$(1,286)	$(853)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,199	$1,332

See accompanying notes to consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars shown in 000’s except share and per share amounts)

	Three months ended		Six months ended
	June 24,	June 26,	June 24,	June 26,
	2012	2011	2012	2011

Revenues	$974	$1,303	$2,404	$2,344

Cost of revenues	827	1,157	2,104	2,034

Gross profit	147	146	300	310

Operating expenses	506	468	944	871

Operating loss	(359)	(322)	(644)	(561)

Non-operating (expense) income, net	(147)	(23)	(198)	(47)

Loss before provision for income taxes	(506)	(345)	(842)	(608)

Income tax benefit	-	-	0	1

Loss before discontinued operations	(506)	(345)	(842)	(607)

Income from discontinued operations	0	1,084	0	1,081

Net (Loss) Income	$(506)	$739	$(842)	$474

Weighted average common shares outstanding:
Basic and diluted	47,126,697	43,316,780	46,069,433	43,147,337

Basic and diluted loss per share
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Income from discontinued operations	0.00	0.03	0.00	0.03
Total basic and diluted (loss) income per share	$(0.01)	$0.02	$(0.01)	$0.01

See accompanying notes to consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Six Months Ended June 24, 2012

(Dollars shown in 000’s except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 25, 2011	44,506,054	$4	$79,757	$(80,614)	$(853)

Net loss				(842)	(842)
Stock option expense			55		55
Stock - Note Discount			75		75
Restricted stock issuances	2,800,000	1	279		280

Balance as of June 24, 2012	47,306,054	5	$80,166	$(81,456)	$(1,286)

See accompanying notes to the consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statement of Cash Flows (Unaudited )

For The Six Months Ended June 24, 2012 and June 26, 2011

	Six Months Ended
	June 24,	June 26,
	2012	2011
Cash flows from operating activities:
Continuing Operations
Net loss from continuing operations	$(842)	$(607)
Adjustments to reconcile net loss to net cash flows
Cash used in operating activities
Issuance of stock options	55	-
Issuance of common stock for services	-	-
Depreciation and Amortization	17	20
Non-Cash impact of debt discount	19	-
Receivables, net	(1)	(491)
Prepaid expenses	(20)	5
Accounts payable	241	645
Accrued expenses	(213)	(15)
Deferred revenue	-	(3)
Other assets	-	12
Net cash (used in) provided by continuing operations	(744)	162

Discontinued Operations
Net loss from discontinued operations	-	1,081
Cash used in discontinued operations	-	(540)
Net cash used in discontinued operations	-	541
Net cash (used in) provided by operations	(744)	162

Cash flows from financing activities:
Proceeds from issuance of common stocks	280
Net cash repayments	-	(6)
Net proceeds (repayments) on lines of credit	260	(140)
Principal payments on debt	(88)	(340)
Proceeds from debt	155	310
Net cash provided by (used in) financing activities	607	(176)

Net decrease in cash and cash equivalents	(137)	(14)
Cash and cash equivalents at beginning of period	152	62
Cash and cash equivalents at end of period	$15	$48

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$13
Cash paid for taxes	-	2
Non cash transaction provision for debt discount	$75	$-

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

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the fiscal year ended December 25, 2011, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the six months ended June 24, 2012, the Company incurred a loss from continuing operations of approximately $842,000 and had a stockholders’ deficit of approximately $1,286 million as of that date. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Chairman. The loan permitted the Company to borrow up to $525,000 at 8 percent interest. As of June 24, 2012, the principal outstanding balance is $248,507 and the interest balance is $89,886.

In February 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum fee of 0.425% of the invoice amount for the first five day period and an additional 0.425% for each five day period thereafter until the invoice is paid.  The Company is able to receive 80% of any invoices factored to the lender. As of June 24, 2012, the outstanding balance is $115,216 and interest balance is $635. The loan is not convertible into any Company securities.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership (FLP). Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. As of June 24, 2012, the outstanding balance was $335,000 and the interest balance is $19,973. The loan is not convertible into any Company securities.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Trevor Foster pursuant to which the Company borrowed One Hundred Thousand Dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of One Hundred Thousand Dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. On May 7, 2012 an amendment was made to the Loan Agreement the permits Mr. Foster to convert the entire principal loan balance into Company common stock at a conversion price equal to $.10 per share. As of June 24, 2012, the outstanding balance of the loan is $100,000 and the interest balance is $3,476.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Darryl K. Horne, President and Chairman of the Board of Directors of the Company, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a promissory note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. On May 7, 2012 an amendment was made to the Loan Agreement the permits Mr. Horne to convert the entire principal loan balance into Company common stock at a conversion price equal to $.10 per share.

On January 3, 2012, 91 Hill, LLC, an entity affiliated with Darryl K. Horne, the Company’s President and Chairman of the Board and Evan Auld-Susott, the Company’s Chief Executive Officer, exercised 500,000 of its stock options at the exercise price of $0.10 per share, and received 500,000 shares of the Company common stock.

On March 6, 2012, the Company notified Intelligent Decisions, Inc. of the termination of the Stock Option Agreement and Restricted Stock Agreement between the Company and Intelligent Decisions. The Company cancelled 4,166,667 options associated with the agreements. As of June 24, 2012, the Company cancelled the remaining 4,166,667 options of stock associated with the agreement. This action has resulted in the possibility of a contingent liability and pending litigation. See Note 9 – Contingent Liabilities below.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Horne International, Inc. include accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the six-month periods ended June 24, 2012, and June 26, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

The results of operations for the six month period ended June 24, 2012 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011.

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

The Company currently has a net operating loss carry forward of approximately $55 million at June 24, 2012. The Company has not recorded any related federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that the Company might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in the Company’s equity ownership. The Company adopted Accounting Standards Codification topic 740, subtopic 10 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operation due to the adoption of this standard.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 3,080,380 and 8,179,660 were not included in the computation of diluted (loss) income per share for the six months ended June 24, 2012, and June 26, 2011, respectively, as the inclusion of these common stock equivalents would have been anti-dilutive.

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

	June 24,	December 25,
Accounts Receivable	2012	2011
Billed	$1,171	$752
Unbilled	22	349
Bad Debt Reserve	(92)	(1)
Total Accounts Receivable, Net	$1,101	$1,100

4. Property and equipment (000’s)

	June 24,	December 25,
Property and Equipment	2012	2011
Buildings and Improvements	$5	$5
Furniture and Fixtures	11	11
Office Equipment	304	304
Total	$320	$320
Accumulated Depreciation	(288)	(288)
Property and Equipment, net	$32	$32

5. DEBT ReLated Party AND OTHER BORROWINGS

The Company’s borrowings, consisting of related party receivable financing, unsecured notes, and other borrowings net of discount, were approximately $742,473 as of June 24, 2012 and $465,000 as of December 25, 2011. The rates on the related party notes are 7 percent and 8 percent.

Darryl Horne Notes

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the President and Chairman of the Board of the Company. The agreement permitted the Company to borrow up to $525,000 at an 8 percent interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. This note is unsecured and is not convertible into any Company securities. As of June 24, 2012, the total outstanding balance was $248,507 and accrued interest is $ 89,886.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Darryl K. Horne, President and Chairman of the Board of Directors of the Company, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a promissory note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. In May 2012 the note was amended to be payable, at the option of Mr. Horne, by conversion into common stock at a per share price equal to $.10 per share.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Evan Auld-Susott Notes

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. The outstanding balance and accrued interest was $335,000 and $19,973, respectively, as of June 24, 2012. The receivable is not convertible into any Company securities.

Other Borrowings

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Trevor Foster pursuant to which the Company borrowed one hundred thousand dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of one hundred thousand dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. In May 2012 the note was amended to be payable, at the option of Mr. Foster, by conversion into common stock at a per share price equal to $.10 per share. Mr. Foster has agreed to defer the quarterly payment due on June 24, 2012. As of June 24, 2012, the outstanding balance of the loan is $100,000 and the interest balance is $3,476.

The convertible notes issued to Mr. Horne and Mr. Foster contain a "beneficial conversion" feature that required separate recognition, at issuance, of a portion of the proceeds equal to the intrinsic value of the feature as additional paid-in-capital. This "discount" is being amortized using the effective interest method through a charge to interest expense over the term of the notes. The notes are convertible into 1,500,000 shares of common stock.

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

7. STock OptionS plan

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”). Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers. The agreement between the parties provide for Intelligent to provide business support services to the Company. On March 6, 2012, the Company notified Intelligent Decisions, Inc. of the termination of the Stock Option Agreement and Restricted Stock Agreement between the Company and Intelligent Decisions and cancelled 4,166,667 options. As of June 24, 2012, the Company cancelled the remaining 4,166,667 options associated with the agreements. This has resulted in the possibility of a contingent liability and legal litigation. See Note 9 – Commitments and Contingent Liabilities below.

On January 3, 2012, 91 Hill, LLC, an entity affiliated with Darryl K. Horne, the Company’s President and Chairman of the Board and Evan Auld-Susott, the Company’s Chief Executive Officer, exercised 500,000 of its stock options at the exercise price of $0.10 per share, and received 500,000 shares of the Company common stock.

The Company has a stock option plan available to eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company by providing eligible persons an additional incentive to promote the success of the Company as deemed appropriate by senior management. This is accomplished by providing for the granting of Non-Statutory Stock Options to employees, non-employee directors, consultants and advisors. During the first six months of 2012, the Company did not make any option grants. During the first six months of 2011, the Company granted 225,000 shares of stock options to three members of the Advisory Board. These stock options vest over time and under certain conditions.

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes our stock option activity during the six months ended June 24, 2012.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs)	Aggregate Intrinsic Value
Options Outstanding 12/25/2011	7,799,660	$0.12	3.52	$226,666
Granted	-
Exercised	(500,000)	0.10
Cancelled	(4,219,280)	0.09
Options Outstanding 6/24/2012	3,080,380	0.015	1.21	$75,000
Options Exercisable 6/24/2012	2,037,581	$0.13	1.52	$75,000

8. Discontinued Operations

The Company made the strategic decision to close the operations of its Spectrum Sciences and Software, Inc. (SSSI) in early 2008.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space at one location in the United States. Rent expense totaled approximately $69,500 and $73,000 for the six months ending June 24, 2012 and June 26, 2011, respectively. The Company also enters into various other non-cancellable leases for office equipment and vehicles as necessary.

The table below summarizes our future annual minimum lease payments under non-cancellable agreements with an initial term of greater than one year at inception. (000’s)

	2012	2013	2014
Operating Leases	$68	$90	$-

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

	2012	2013	2014
Operating Leases	$5	$3	$-

Contingent Liabilities

The Company, through its Horne Engineering Services subsidiary, was a member of Weskem, a limited liability company that specialized in environmental remediation. In 2011 the Company received notice of outstanding legal liability of $10,000 associated with the investment. There may be future liabilities but at this time such liabilities are not quantifiable.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On March 6, 2012, the Company notified Intelligent Decisions, Inc. of the termination of the Stock Option Agreement and Restricted Stock Agreement between the Company and Intelligent Decisions, Inc. The Company has terminated 8,333,333 stock options associated with this agreement in 2011 and 2012. The Company is also disputing invoices in the amount of $36,000, which under the terms of the Agreement, under which payments by the Company are made in restricted common stock of the Company, equals 400,000 shares of restricted stock. In 2012 the Company received a letter from Intelligent Decisions counsel disputing the Company’s right to terminate the Agreement and the stock options.

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

On February 6, 2012, the Company incorporated two new entities - BEES, LLC and HorNet, LLC - to expand its current Efficiency Solutions business. The Company expects that BEES, LLC will provide services to maximize building energy efficiency with a focus on Commercial and Government customers. Hornet, LLC provides hosted voice services with the anticipation of having both Government and Commercial accounts creating a sustainable monthly recurring revenue stream. As of June 24, 2012, BEES, LLC did not have any business operations and HorNet, LLC did not have enough significant revenue to warrant separate reporting.

Critical Accounting Policies and estimates

In our Form 10-K for the fiscal year ended December 25, 2011, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, stock-based compensation, net operating losses and tax credit carryforwards, and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 24, 2012.

Horne International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of THREE Months Ended JUNE 24, 2012, and JUNE 26, 2011

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	Three months ended
	June 24, 2012		June 26, 2011
Total revenue	$974	100.0%	$1,303	100.0%
Gross profit	147	15.0%	146	11.2%
Operating loss	$(359)	-36.9%	(322)	-24.7%

Revenue for the quarter ended June 24, 2012, decreased by approximately $329,000, as compared to the quarter ended June 26, 2011. The main driver of revenue decrease was a decline in task orders under our Army Corps of Engineers (ACE) contract. Gross profit as a percentage of revenue increased due to a decrease in low margin deliverables offset by higher margin contracts. The overall operating loss increased in the second quarter of 2012 compared to the second quarter of 2011 primarily due to the costs associated with investments in new business areas.

Comparison of six Months Ended June 24, 2012, and JUNE 26, 2011

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	Six months ended
	June 24, 2012		June 26, 2011
Total revenue	$2,405	100.0%	$2,344	100.0%
Gross profit	300	12.5%	310	13.3%
Operating loss	(644)	-26.8%	(561)	-23.9%

Revenue for the six months ended June 24, 2012, increased by approximately $61,000, as compared to the six months ended June 26, 2011. The main driver of revenue increase was the task orders revenue under our Army Corps of Engineers (ACE) contract in the first quarter 2012. Gross profit as a percentage of revenue decreased due to an increase in low margin deliverables. The overall operating loss increased in the first six months of 2012 compared to the first six months of 2011 primarily due to the stock option expense, low margin revenues and increased payables in second quarter 2012 and investments in new business areas.

Discontinued Operations

Discontinued operations include the results of Spectrum Sciences & Software, Inc. subsidiary that was closed in June 2008.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $15,000 at June 24, 2012. During the second quarter of 2012, continuing operations consumed approximately $137,000 of cash predominantly due to operating losses.

In February 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum fee of .425% of the invoice amount for the first five day period and an additional .425% for each five day period thereafter until the invoice is paid.  The Company is able to receive 80% of any invoices factored to the lender. As of June 24, 2012, the outstanding balance was $115,216.

Horne International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Chairman. The loan permitted the Company to borrow up to $525,000 at 8 percent interest.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Darryl K. Horne, President and Chairman of the Board of Directors of the Company, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a promissory note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The Note has been amended to be convertible into common stock at Mr. Horne’s option at a per share price equal to $.10 per share.

As of June 24, 2012, the aggregate outstanding principal balance to Mr. Horne was $248,507 and the accrued interest is $89,886 for both notes.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s Chief Executive Officer, as agent of the Susott Family Limited Partnership (FLP). Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. As of June 24, 2012, the outstanding balance was $335,000 and interest outstanding is $19,973. The loan is not convertible into any Company securities.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Trevor Foster pursuant to which the Company borrowed One Hundred Thousand Dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of One Hundred Thousand Dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The note has been amended to be payable, at the option of the lender, by conversion into common stock at a per share price equal to $.10 per share. As of June 24, 2012, the outstanding balance is $100,000 and interest of $3,476 and Mr. Foster waived the quarterly payment.

As discussed in our 2010 Form 10-K, the Company has substantial liquidity challenges. While we continue to work towards profitability, there is a significant uncertainty that the Company will have sufficient cash flow to sustain its operations.

The Company continues to pursue additional funding sources in the event that funds from operations and financing are not sufficient to provide for our operations. The Company anticipates that these funding sources would primarily be in the form of notes from related parties or non-traditional, non-banking sources. Given our past financial performance, the costs and fees associated with funding sources may be more expensive than the Company has historically paid. The Company can not determine if the funds available from operations will be sufficient for any acquisitions or facility expansions that may be undertaken during the year. Should the Company make any acquisitions or expansions, other sources of financing may be required.

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

Horne International, Inc.

Controls and Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Horne International, Inc.

EXHIBITS

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.2	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.3	Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.4	Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.5	Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.6	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005).
3.7	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006).
3.8	Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006).
4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
10.1	Amended Notes of Darryl K. Horne and Trevor R. Foster (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2012).
14.1	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 13, 2004).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Horne International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horne International, Inc.

August 15, 2012	By:	/s/ Evan Auld-Susott
Date		Evan Auld-Susott Chief Executive Officer

August 15, 2012	By:	/s/ Marla Perdue
Date		Marla Perdue Interim Chief Financial Officer

