Form 10-Q/A
period 2012-06-24
HORNE INTERNATIONAL, INC.
filed 2012-09-12
CIK 1229195

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

EXPLANATORY NOTE

The sole purpose of this amendment to the Horne International Quarterly Report on Form 10-Q for the quarter ended June 24, 2012, filed with the Securities and Exchange Commission on August 16, 2012 (the “Form 10-Q”), is to furnish Exhibit 101, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to rule 406T of Regulation S-T, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

2

Item 6.	Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

3

Horne International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horne International, Inc.

September 12, 2012	By:	/s/ Evan Auld-Susott
Date		Evan Auld-Susott
Chief Executive Officer

September 12, 2012	By:	/s/ Marla Perdue
Date		Marla Perdue
Interim Chief Financial Officer

4