Form 10-Q
period 2012-09-23
HORNE INTERNATIONAL, INC.
filed 2013-01-09
CIK 1229195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 23, 2012

or

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

Yes ☐   No ☒

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

Large Accelerated filer ☐ Accelerated Filer☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

(Do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of November 21, 2012, there were 47,306,054 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Horne International, Inc.

Consolidated Balance Sheets (Unaudited)

(Dollars shown in 000’s except share amounts)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	September 23,	December 25,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$44	$152
Receivables, net	888	1,100
Prepaid expenses and Other current assets	37	29
Total current assets	969	1,281

Property and equipment, net	9	32
Other assets	19	19
TOTAL ASSETS	$997	$1,332

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$933	$1,053
Accrued expenses	939	646
Debt, net of discount	792	475
Current liabilities of discontinued operations	-	7
Total current liabilities	2,664	2,181

Long-term liabilities:
Non-current portion of debt	-	4
TOTAL LIABILITIES	2,664	2,185

Commitments and contingencies (Note 9)	-	-

Stockholders' deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized, 47,306,054 (2012) and 44,506,054 (2011) issued and outstanding	5	4
Additional paid-in capital	80,191	79,757
Accumulated deficit	(81,863)	(80,614)
Total stockholders' deficit	(1,667)	(853)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$997	$1,332

See accompanying notes to consolidated financial statements (unaudited).

HORNE INTERNATIONAL, INC.

Consolidated Statements of Operations (Unaudited)

(Dollars shown in 000’s except share and per share amounts)

	Three months ended		Nine months ended
	September 23,	September 25,	September 23,	September 25,
	2012	2011	2012	2011

Revenues	$1,001	$1,469	$3,405	$3,812

Cost of revenues	843	1,339	2,947	3,373

Gross profit	158	130	458	439

Operating expenses	488	433	1,432	1,303

Operating loss	(330)	(303)	(974)	(864)

Non-operating (expense) income, net	(74)	(15)	(272)	(63)

Loss before provision for income taxes	(404)	(318)	(1,246)	(927)

Income tax (expense) benefit	(3)	-	(3)	1

Loss from continuing operations	(407)	(318)	(1,249)	(926)

Income from discontinued operations	0	3	0	1,084

Net (Loss) Income	$(407)	$(315)	$(1,249)	$158

Weighted average common shares outstanding: Basic and diluted	47,306,045	44,319,895	46,474,060	43,538,190

Basic and diluted loss per share:
Loss from continuing operations	(0.01)	(0.01)	(0.03)	(0.02)
Income from discontinued operations	0.00	0.00	0.00	0.02
Total basic and diluted (loss) income per share	$(0.01)	$(0.01)	(0.03)	$0.00

See accompanying notes to consolidated financial statements (unaudited).

HORNE INTERNATIONAL, INC.

Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Nine Months Ended September 23, 2012

(Dollars shown in 000’s except share amounts)

	Shares	Amount	APIC	Deficit	Total

Balance as of December 25, 2011	44,506,054	$4	$79,757	$(80,614)	$(853)

Net loss				(1,249)	(1,249)
Stock based compensation			80		80
Beneficial conversion on debt			75		75
Restricted stock issuances	2,800,000	1	279		280

Balance as of September 23, 2012	47,306,054	$5	$80,191	$(81,863)	$(1,667)

See accompanying notes to the consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statement of Cash Flows (Unaudited)

For The Nine Months Ended September 23, 2012 and September 25, 2011

	Nine Months Ended
	September 25,	September 30,
	2012	2011
Cash flows from operating activities:
Continuing Operations
Net loss from continuing operations	$(1,249)	$(926)
Cash used in operating activities
Stock-based compensation	89	38
Issuance of common stock for services	-	122
Depreciation and amortization	23	28
Non-Cash impact of debt discount	28	-
Change in balance sheet items
Receivables, net	204	(566)
Prepaid expenses	13	-
Other assets	-	40
Accounts payable	(120)	869
Accrued expenses	218	(185)
Deferred revenue	-	(3)
Net cash used in continuing operations	(794)	(583)

Discontinued Operations
Net income from discontinued operations	-	1,084
Cash used in discontinued operations	-	(202)
Net cash provided by discontinued operations	-	882
Net cash (used in) provided by operations	(794)	$299

Cash flows from investing activities:	-
Purchase of property and equipment	-	(2)
Net cash used in investing activities	-	(2)

Cash flows from financing activities
Proceeds from issuance of common stock	250
Principal repayments on capital lease obligations	(9)	(7)
Net payments on lines of credit	-	(140)
Principal payments on debt	(245)	(340)
Proceeds from debt	690	310

Net cash provided by (used in) financing activities	686	(177)

Net (decrease) increase in cash and cash equivalents	(108)	120
Cash and cash equivalents at beginning of period	152	62
Cash and cash equivalents at end of period	44	182

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$62
Cash paid for taxes	$-	$1
Supplemental schedule of non cash financing activities:
Provisions for debt discount	$75	$-
Prepayment of service through common stock issuance	$30	$-

See accompanying notes to the consolidated financial statements (unaudited).

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. organization and nature of business and uncertainty

Horne International, Inc. (the “Company” or “we”, “us”, “our” or similar terms), headquartered in Fairfax, Virginia, is an engineering services company focused on the provision of integrated, systems approach based solutions to the energy and environmental sectors. The Company’s solutions are sustainable, agile, and provide immediate, as well as long term results. The Company’s service and product offerings encompass engineering, environment, and energy solutions. We provide products and services to both commercial customers and to the United States Government.

Discontinued operations include the results of our Spectrum subsidiary that we decided to close in June 2008.

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the fiscal year ended December 25, 2011, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the nine months ended September 23, 2012, the Company incurred a loss from continuing operations of approximately $1,249 million and had a stockholders’ deficit of approximately $1,667 million as of that date. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Interim Chief Executive Officer. The loan permitted the Company to borrow up to $525,000 at 8% interest. As of September 23, 2012, the principal outstanding balance is $493,507 and the accrued interest balance is $94,523.

In February 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum fee of 0.425% of the invoice amount for the first five day period and an additional 0.425% for each five day period thereafter until the invoice is paid.  The Company is able to receive 80% of any invoices factored to the lender. As of September 23, 2012, the outstanding balance is zero. The loan is not convertible into any Company securities.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s former Chief Executive Officer, as agent of the Susott Family Limited Partnership (FLP). Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. As of September 23, 2012, the outstanding balance is $190,000 and the accrued interest balance is $24,323. The loan is not convertible into any Company securities.

On December 29, 2011, the Company entered into a Loan Agreement with Trevor Foster pursuant to which the Company borrowed One Hundred Thousand Dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of One Hundred Thousand Dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. On May 7, 2012 an amendment was made to the Loan Agreement that permits Mr. Foster to convert the entire principal loan balance into Company common stock at a conversion price equal to $.10 per share. As of September 23, 2012, the outstanding balance of the loan is $100,000 and the accrued interest balance is $5,221.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On December 29, 2011, the Company entered into a Loan Agreement with Darryl K. Horne, the Company’s President and Interim Chief Executive Officer, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a Promissory Note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. On May 7, 2012 an amendment was made to the Loan Agreement that permits Mr. Horne to convert the entire principal loan balance into Company common stock at a conversion price equal to $.10 per share. As of September 23, 2012, the outstanding balance is $50,000 and the accrued interest balance is $2,610.48.

On January 3, 2012, 91 Hill, LLC, an entity affiliated with Evan Auld-Susott, the Company’s former Chief Executive Officer, exercised 500,000 of its stock options at the exercise price of $0.10 per share, and received 500,000 shares of the Company common stock.

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

The accompanying unaudited consolidated financial statements for the nine month periods ended September 23, 2012, and September 25, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

The results of operations for the nine month period ended September 23, 2012 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011.

Revenue Recognition

Revenues are derived from three sources:

(i)	Government Contracts Services fees, related to professional services and reimbursable travel and training. Revenues from cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred.
(ii)	License, installation and maintenance fees, as an agent of implementation of network services. We recognize revenue on a net basis excluding taxes collected from customers and remitted to government authorities.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(iii)	Reselling of hosted module leased equipment to retain ownership. Revenue is recognized once delivery has occurred.

In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for services provided.

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

The Company currently has a net operating loss carry forward of approximately $55 million at September 23, 2012. The Company has not recorded any related federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that the Company might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in the Company’s equity ownership. The Company adopted Accounting Standards Codification topic 740, subtopic 10 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operation due to the adoption of this standard.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 2,960,380, and 7,654,600 were not included in the computation of diluted (loss) income per share for the nine months ended September 23, 2012, and September 25, 2011, respectively, as the inclusion of these common stock equivalents would have been anti-dilutive.

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

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

	September 23,	December 25,
Accounts Receivable	2012	2011
Billed	$483	$752
Unbilled	497	349
Allowance for uncollectable account	(92)	(1)
Total Accounts Receivable, Net	$888	$1,100

4. Property and equipment (000’s)

	September 23,	December 25,
	2012	2011
Buildings and Improvements	$5	$5
Furniture and Fixtures	11	11
Office Equipment	304	304
Total	$320	$320
Accumulated Depreciation	(311)	(288)
Property and Equipment, net	$9	$32

5. DEBT ReLated Party AND OTHER BORROWINGS

The Company’s borrowings, consisting of related party receivable financing, unsecured notes, and other borrowings net of discount, were approximately $792,000 as of September 23, 2012 and $479,000 as of December 25, 2011. The rates on the related party notes are 13%, 7% and 8%.

Darryl Horne Notes

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Interim Chief Executive Officer. The agreement permitted the Company to borrow up to $525,000 at an 8% interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. This note is unsecured and is not convertible into any Company securities. As of September 23, 2012, the total outstanding balance is $493,507 and accrued interest is 94,523.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Darryl K. Horne, the Company’s President and Interim Chief Executive Officer, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a promissory note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The Note has been amended to be convertible into common stock at Mr. Horne’s option at a per share price equal to $.10 per share.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Evan Auld-Susott Notes

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s former Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13%. The outstanding balance and accrued interest is $190,000 and $24,323, respectively, as of September 23, 2012. The receivable is not convertible into any Company securities.

Other Borrowings

On December 29, 2011, the Company entered into a Loan Agreement with Trevor Foster pursuant to which the Company borrowed one hundred thousand dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of one hundred thousand dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. In May 2012 the note was amended to be payable, at the option of Mr. Foster, by conversion into common stock at a per share price equal to $.10 per share. Mr. Foster has agreed to defer the quarterly payments. As of September 23, 2012, the outstanding balance of the loan is $100,000 and the interest balance is $5,221.

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

6. Line of Credit

In April 2011, the Company entered into a financing agreement with United Capital Funding under which the Company is able to factor certain eligible accounts receivable. The Company is able to receive 85 percent of any invoices factored to the lender. The agreement calls for a minimum factoring fee of 4.25% for the first five days and 4.25% for each additional five day period.

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

On January 3, 2012, 91 Hill, LLC, Evan Auld-Susott, the Company’s former Chief Executive Officer, exercised 500,000 of its stock options at the exercise price of $0.10 per share, and received 500,000 shares of the Company common stock.

The Company has a stock option plan available to eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company by providing eligible persons an additional incentive to promote the success of the Company as deemed appropriate by senior management. This is accomplished by providing for the granting of Non-Statutory Stock Options to employees, non-employee directors, consultants and advisors. During the first nine months of 2012, the Company did not make any option grants.

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted.

The table below summarizes our stock option activity during the nine months ended September 23, 2012.

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs)	Aggregate Intrinsic Value
Options Outstanding 12/25/2011	7,799,660	$0.12	3.52	$226,666
Granted	-
Exercised	(500,000)	$0.10
Cancelled	(4,339,280)	$0.09
Options Outstanding 9/23/2012	2,960,380	$0.15	0.93	$0
Options Exercisable 9/23/2012	1,975,043	$0.12	0.58	$0

8. Discontinued Operations

The Company made the strategic decision to close operations of its Spectrum Sciences and Software, Inc. (SSSI) in early 2008.

9.   COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space at one location in the United States. Rent expense totaled approximately $102,283 and $73,000 for the nine months ending September 23, 2012 and September 25, 2011, respectively. The Company also enters into various other non-cancellable leases for office equipment and vehicles as necessary.

The table below summarizes our future annual minimum lease payments under non-cancellable agreements with an initial term of greater than one year at inception. (000’s)

	2012	2013	2014
Operating Leases	$34	$90	$-

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

	2012	2013	2014
Capital Leases	$3	$3	$-

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

Horne International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On March 6, 2012, the Company notified Intelligent Decisions, Inc. of the termination of the Stock Option Agreement and Restricted Stock Agreement between the Company and Intelligent Decisions, Inc. The Company has terminated 8,333,333 stock options associated with this agreement in 2011 and 2012. The Company is also disputing invoices in the amount of $36,000, under the terms of the Agreement, which payments by the Company are made in restricted common stock of the Company, equals 400,000 shares of restricted stock. In 2012 the Company received a letter from Intelligent Decisions counsel disputing the Company’s right to terminate the Agreement and the stock options.

10. SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued and determined that the following subsequent event was required to be disclosed:

On December 19, 2012, the company through its Horne Engineering Services subsidiary was notified of the failure to win a re-compete on a prime government contract, U.S. Army Procurement to Support Regional Environmental and Energy Offices (REEOs) W91WAW-08-C0012, expiring on December 14, 2012, with an estimated $1.3 million in revenue.

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

Description of the Company

The Company provides a variety of services through its wholly-owned subsidiaries; Horne Engineering Services LLC, Hornet LLC, and BEES LLC.

Horne Engineering Services, LLC, focuses on providing program engineering, energy solutions, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, public outreach, and product solutions. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, Transportation and other civilian agencies.

On February 6, 2012 the Company incorporated Hornet, LLC. The Company focuses on cloud based technology, by providing hosted voice services, application and infrastructure management, and security solutions with the anticipation of having both Government and Commercial accounts.

On February 6, 2012, the Company incorporated BEES, LLC to expand its current Efficiency Solutions business. The Company expects that BEES, LLC will provide services to maximize building energy efficiency with a focus on Commercial and Government customers.

As of September 23, 2012, BEES, LLC did not have any business operations.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.

Horne International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and estimates

In our Form 10-K for the fiscal year ended December 25, 2011, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, stock-based compensation, net operating losses and tax credit carryforwards, and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 23, 2012.

Comparison of THREE Months Ended September 23, 2012, and September 25, 2011

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	September 23, 2012		September 25, 2011
Total revenue	$1,001	100.0%	$1,469	100.0%
Gross profit	158	15.8%	130	8.8%
Operating loss	$(330)	-33.0%	(303)	-20.6%

Revenue for the quarter ended September 23, 2012, decreased by approximately $469,000, as compared to the quarter ended September 25, 2011. The main driver of revenue decrease was a decline in task orders under our Army Corps of Engineers (ACE) contract. Gross profit as a percentage of revenue increased due to a decrease in low margin deliverables offset by higher margin contracts. The overall operating loss increased in the third quarter of 2012 compared to the second quarter of 2011 primarily due to the costs associated with investments in new business areas.

Comparison of Nine Months Ended September 23, 2012, and September 25, 2011

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (000’s)

	September 23, 2012		September 25, 2011
Total revenue	$3,405	100.0%	$3,812	100.0%
Gross profit	458	13.5%	439	11.5%
Operating loss	(974)	-28.6%	(864)	-22.7%

Revenue for the nine months ended September 23, 2012, decreased by approximately $408,000, as compared to the nine months ended September 25, 2011. The main driver of revenue decrease was the task orders revenue under our Army Corps of Engineers (ACE) contract in the first quarter 2012. Gross profit as a percentage of revenue increased due to a decrease in low margin deliverables. The overall operating loss increased in the first nine months of 2012 compared to the first nine months of 2011 primarily due to increased stock option expense and low margin revenues in third quarter 2012 and investments in new business areas.

Discontinued Operations

Discontinued operations include the results of Spectrum Sciences & Software, Inc. subsidiary that was closed in June 2008.

Liquidity and Capital Resources

Cash totaled approximately $44,000 at September 23, 2012. During the nine months ended September 23, 2012 cash decreased by approximately $108,000 of cash predominantly due to $795, 000 used in operations offset by $685,000 provided by financing activities.

Horne International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

In February 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum fee of 4.25% of the invoice amount for the first five day period and an additional 4.25% for each five day period thereafter until the invoice is paid.  The Company is able to receive 80% of any invoices factored to the lender. As of September 23, 2012, the outstanding balance was zero.

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s President and Interim Chief Executive Officer. The loan permitted the Company to borrow up to $525,000 at 8% interest.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Darryl K. Horne, the Company’s President and Interim Chief Executive Officer, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a promissory note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The Note has been amended to be convertible into common stock at Mr. Horne’s option at a per share price equal to $.10 per share.

As of September 23, 2012, the aggregate outstanding principal balance to Mr. Horne is $493,507 and the accrued interest is $94,523 for both notes.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s former Chief Executive Officer, as agent of the Susott Family Limited Partnership (FLP). Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13%. As of September 23, 2012, the outstanding balance is $190,000 and interest outstanding is $24,323. The loan is not convertible into any Company securities.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Trevor Foster pursuant to which the Company borrowed One Hundred Thousand Dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of One Hundred Thousand Dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The note has been amended to be payable, at the option of the lender, by conversion into common stock at a per share price equal to $.10 per share. As of September 23, 2012, the outstanding balance is $100,000 and interest of $4,221 and Mr. Foster waived the quarterly payments.

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

Horne International, Inc.

Controls and Procedures

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon that evaluation, management concluded that these disclosure controls and procedures were not effective as of the end of the period covered in this report.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing using criteria described in Internal Control-integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have identified material weaknesses in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our common stock and otherwise seriously harm our business. Management through, in part, the documentation and assessment of our internal control over financial reporting and pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and item 308 of Regulation S-K has concluded that our internal control over financial reporting had material weaknesses, as of September 23, 2012. Management of the Company does not have the ability to effectively and efficiently prepare consolidated financial statements in accordance with generally accepted accounting principles or pursuant to the rules and regulations of the Securities and Exchange Commission Form l0-Q. We have taken certain actions to begin to address the material weaknesses. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 23, 2012 there has been no change in our internal control over financial reporting (as defined in Rule 13 a-I 5(f under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Horne International, Inc.

EXHIBITS

* Filed herewith.

** Furnished herewith.

Horne International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horne International, Inc.

January 2, 2013	By:	/s/ Darryl K. Horne
Date		Darryl K. Horne
Interim Chief Executive Officer

January 2, 2013	By:	/s/ Marla Perdue
Date		Marla Perdue
Interim Chief Financial Officer

