Form 10-Q/A
period 2012-09-23
HORNE INTERNATIONAL, INC.
filed 2013-03-07
CIK 1229195

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Horne International, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012 filed with the Securities and Exchange Commission on January 9, 2013 (the “Form 10-Q”), is solely to correct a typographical error on the cover page of the Form 10-Q .  The previously filed Form 10-Q stated that not all required filings had been made by the Company. The Form 10-Q should have stated that all previously required filings had been made by the Company.

Horne International, Inc.

EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORNE INTERNATIONAL, INC.

March 8, 2013	By:	/s/ Darryl K. Horne
Date		Darryl K. Horne
Chief Executive Officer

March 8, 2013	By:	/s/ Marla Perdue
Date		Marla Perdue
Interim Chief Financial Officer