Form 10-K
period 2012-12-31
HORNE INTERNATIONAL, INC.
filed 2013-04-16
CIK 1229195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended, December 31, 2012

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

Securities registered pursuant to sections 12(b) of the act:

None.

Securities registered pursuant to section 12(g) of the act:

Common Stock, par value $.0001 per share	None
(Title of each class)	(Name of exchange on which registered)

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

Large Accelerated filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2013 there were 47,306,054 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

ii

Forward-Looking Statements

This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Any statements in this document that do not describe historical facts are forward-looking statements.  Forward-looking statements in this document (including forward-looking statements regarding the continued health of segments of the homeland security industry, future information technology outsourcing opportunities, an expected increase or decrease in contract funding by the U.S. Government, the impact of current world events on our results of operations, the effects of inflation on our margins, and the effects of interest rate and foreign currency fluctuations on our results of operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When we use words such as "intend," "anticipate," "believe," "estimate," "plan," "will," or "expect", we are making forward-looking statements.  We believe the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you these assumptions and expectations will prove to have been correct or we will take any action we presently may be planning.  We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectation, including: a decline in the volume of purchases made by one or a group of our major customers; risks in technology development and commercialization; risks of downturns in economic conditions generally, and in the quick-service sector of the hospitality market specifically; risks associated with government contracts; risks associated with competition and competitive pricing pressures; and risks related to foreign operations.  Forward-looking statements made in connection with this report are necessarily qualified by these factors. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this report.

PART I

Item 1. Business

Horne International, Inc. (the “Company” or “we”, “us”, “our” or similar terms) is an engineering services company focused on provision of integrated, systems approach based solutions to the energy and environmental sectors. The Company’s solutions are sustainable, agile, and provide immediate, as well as long term results. The Company’s service and product offerings encompass engineering, environmental and energy. We provide products and services to both commercial customers and to the United States Government.

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

As of December 31, 2012, the Company had one reportable segment, Engineering Services (“Services”). Services provides efficiency solutions primarily to the government and is the past performance, qualifications and contractual center of the business operations. On February 6, 2012, the Company incorporated two new entities; BEES, LLC and Hornet, LLC to expand its current efficiency solutions business. BEES, LLC provides services to maximize building energy efficiency with a focus on Commercial and Government customers. Hornet, LLC provides hosted voice services for both government and commercial accounts with the intent of creating a sustainable monthly recurring revenue stream. As of March 31, 2013, BEES, LLC did not have material contributions to the Company’s operating business operations. As of March 31, 2013, Hornet, LLC had significant losses due to start up costs.

Business Segments

The Company’s only reportable segment is Services and is predominantly focused in the U.S. defense markets providing services, IT consulting and reselling products, although some commercial work is performed. Financial information can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

Company services focuses on providing technology and technical engineering, addressing the areas of security, energy, and the environment. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, and Transportation. We are a services-based company that relies on its people to maintain the reputation of the Company, to expand operations, and improve marketability. We have been successful in recruiting top-level candidates to staff open client-focused positions. The applicant pool for the required expertise appears to be sufficiently deep to meet our needs. This segment is primarily based out of our Fairfax, Virginia, headquarters and employed approximately 14 employees.

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

Corporate Information

Our headquarters is located at 3975 University Drive, Suite 100, Fairfax, VA 22030 and our general phone number is (703) 641-1100. Our website address is www.horne.com. The information contained on our website is not incorporated by reference into this Annual Report. All reports we filed electronically with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information and amendments to those reports filed electronically (if applicable), are accessible at no cost on our website as soon as reasonably practicable after such reports have been filed or furnished to the SEC. These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. RISK FACTORS

The Company is subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock. Our material risk factors are described below.

1) Risk factor to the effect that the Company has attempted business strategy changes and partnerships over the past several years that have not proven successful or profitable, and that there is no guarantee that the Company's current business strategies and partnerships, or any business strategies or partnerships the Company undertakes in the future, will be successful or profitable.  As an example the Company was unsuccessful in its partnership with Intelligent Solutions, Inc. to pursue information technology business; and

(2) Risk Factor that the Company has been significantly reliant on capital from affiliates the past several years, and that there is no guarantee that these affiliates will be able to provide additional capital on terms acceptable to the Company, or at all, in the future.

Our independent registered public accountants have issued a "going concern" opinion raising substantial doubt about our financial viability.

As a result of our losses and negative cash flows, our independent registered public accounting firms issued a “going concern” opinion in connection with their audit of our consolidated financial statements for the years ended December 31, 2012 and December 25, 2011. This opinion expressed substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our consolidated financial statements. The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.

We have liquidity problems and may need to raise capital on terms unfavorable to our stockholders.

As of December 31, 2012, the Company had a nominal cash balance. The Company incurred a loss from continuing operations of approximately $1.646 million and had a stockholders’ deficit of approximately $2.055 million as of that date. In 2012, 2011 and 2010, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. While the Company continues to explore growth opportunities for our business, we do not have complete control over the timing and awarding of future contracts and our business is subject to economic, political, financial, competitive, regulatory, and other factors affecting the defense and security industries.

We will need additional capital to sustain our operations. However, our current financial condition, combined with the 2012, 2011 and 2010 "going concern" opinions received from our independent registered public accounting firm, make it more difficult for us to raise capital. There is no assurance that we will be able to obtain the necessary financing to support our existing business on acceptable terms, or at all; and if we can, we may do so on terms that are not favorable to our stockholders.

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

As of December 31, 2012, the Company had approximately $56.4 million of net operating loss (NOL) carry-forward available to offset future taxable income. Due to our history of operating losses, we do not expect to be to utilize the full value of our NOL carry-forwards. In addition, the United States Internal Revenue Service has certain rules relating to NOL carry-forwards regarding stock ownership changes within a given three-year period. While management is able to manage within these guidelines without triggering the limitations that limit a company’s ability to utilize net operating loss carry-forwards, management may not be able to control or influence outside parties’ activity with regard to our stock.

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

The Company receives more than 90% of revenue in any given year from contracts with the U.S. federal government agencies or with prime contractors of such agencies. We believe that federal government contracts will continue to be the source of substantially of our revenue, for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government or their prime contractors could cause serious harm to our business.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties

The Company headquarters are located in leased office space in Fairfax, Virginia. The Company does not own or lease any other properties. The facilities for our off-site employees include general office space that is provided by our clients, and the Company believes its leased space is adequate for its current and foreseeable needs.

Item 3. Legal Proceedings

None

Item 4. Mine safety disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company is listed on the OTC Bulletin Board electronic quotation system and trades under the symbol “HNIN”. The common stock was first traded on December 5, 2003, under the symbol “SPSC”. The symbol was changed in conjunction with the corporate name change in August 2006 and began trading under the current symbol on September 12, 2006. The following table sets forth the high and low bid prices for our common stock for each quarterly period beginning in 2011 as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2011	High	Low
First Quarter	$0.19	$0.11
Second Quarter	$0.51	$0.14
Third Quarter	$0.31	$0.08
Fourth Quarter	$0.22	$0.05

2012	High	Low
First Quarter	$0.18	$0.07
Second Quarter	$0.18	$0.07
Third Quarter	$0.12	$0.05
Fourth Quarter	$0.10	$0.01

Holders

There were approximately 3,990 stockholders of record of the common stock of the Company on March 31, 2013. A significant number of the outstanding shares are beneficially owned by individuals or entities registered in a street name.

Dividends

The Company has never paid any cash dividends and has no current intention to pay a dividend in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See the Equity Compensation Plans subsection of Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.

Item 6.   Selected Financial Data (all dollars in thousands except per share data) [note smaller reporting companies are not required to provide E information REQUIRED BY THIS ITEM]

	2012	2011	2010	2009	2008

Revenue	4,119	5,688	3,438	4,680	4,859

Loss from Continuing Operations	(1,646)	(1,204)	(1,005)	(183)	(4,107)
Per share of Common Stock-basic & diluted	(0.04)	(0.03)	(0.02)	-	(0.10)

Net Loss	(1,646)	(121)	(1,042)	(337)	(6,113)
Per share of Common Stock-basic & diluted	(0.04)	-	(0.02)	(0.01)	(0.14)

Total Assets	1,179	1,332	733	3,154	5,332

Long-term Debt	-	4	14	1,696	1,812

Stockholders' (Deficit) Equity	(2,055)	(853)	(918)	(418)	(889)

The financial information above is reflective of the operations since 2008. The income statement data reflects the operations of Horne Engineering Services, LLC., Hornet, LLC. and Horne International, Inc. The discontinued operations of Spectrum Sciences and Software, Inc. have been removed from the operating results.

Selected Quarterly Financial Data

(All dollars in thousands except per share data)

2012

	Q1	Q2	Q3	Q4
Revenue	$1,430	$974	$1,001	$714
Gross Profit	153	147	158	(151)
Loss from continuing operations	(336)	(506)	(408)	(399)
Basic and diluted earnings per share	(0.01)	(0.01)	(0.01)	(0.01)

2011

	Q1	Q2	Q3	Q4
Revenue	$1,041	$1,303	$1,469	$1,875
Gross Profit	164	146	130	144
Loss from continuing operations	(263)	(345)	(318)	(278)
Income (loss) from discontinued operations	(2)	1,084	3	(2)
Basic and diluted loss per share	(0.01)	0.02	(0.01)	(0.01)

The selected financial data provided in this Item 6 should be read in conjunction with the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.

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

Basis of Presentation

The Company’s fiscal-year is the 52-or 53-week period ending on the last day of December. Fiscal 2012 was a 53 week fiscal year and 2011 was a 52-week fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed-asset lives, income taxes, environmental matters, litigation, and other contingencies. The Company bases estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions.

The Company believes that the following critical accounting estimates, among others, require us to make significant estimates and judgments in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues are derived from three sources:

(i)	Government Contracts Services fees, related to professional services and reimbursable travel and training. Revenues from cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, the Company recognizes the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives, the Company recognizes the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred.
(ii)	License, installation and maintenance fees, as an agent of implementation of network services. Revenue is recognized on a net basis excluding taxes collected from customers and remitted to government authorities.
(iii)	Reselling of hosted module leased equipment to retain ownership. Revenue is recognized once delivery has occurred.

In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for services provided.

Allowance for Bad Debts

Accounts Receivables are evaluated through a continuous process of assessing the Company’s portfolio on an individual and overall basis. The majority of the Company’s contracts are with U.S. government entities and as such have minimal risk of [non-]collectability. The few contracts the Company has with non-governmental entities are reviewed on a contract-by-contract basis.

Recent Accounting Pronouncements

Management does not believe that any recent accounting pronouncements will have a material effect on their financial statements.

Overall Results of Operations

	For the Year ended December 31, 2012
	(all dollars in 000's)
	2012		2011
Revenue	4,119	100.0%	5,688	100.0%
Cost of Revenue	3,812	92.5%	5,104	89.7%
Gross Profit	307	7.5%	584	10.3%
Operating Loss	(1,318)	-32.0%	(1,128)	-19.8%

Revenue decreased in 2012 by $1.6 million as compared to 2011, as a direct result of the reduction of task orders under our Army Corps of Engineers (ACE) contract with Horne Engineering Services and slow growth in opportunities with the Hornet, LLC operations as compared to the operational expense incurred for the period. Cost of revenue, as a percentage of sales increased in 2012 from 2011 by 2.8 percent due to an increase in subsidiary labor costs for Horne Engineering Services on a fixed price contract. Total gross margin percentage declined due to the significant amount of low margin revenues and continued increase in cost.

The Company operating loss increased in 2012 by approximately $190 thousand, as compared to 2011, primarily due to the significant amount of low margin revenues from the Hornet, LLC subsidiary.

On December 19, 2012, the Company through its Horne Engineering Services subsidiary was notified of the failure to win a re-compete on a prime government contract, U.S. Army Procurement to Support Regional Environmental and Energy Offices (REEOs) W91WAW-08-C0012, expiring on December 14, 2012, with estimated annual revenue of $1.3 million. The task order for the U.S. Army Corps of Engineers also ended in December.

Based on our on-going review of strategic alternatives, the Company is not able to reasonably forecast the 2013 revenue or profitability. The strategic alternatives being considered and their varied impact on our operations significantly limits our ability to give a materially accurate financial forecast.

Discontinued Operations

For the Year ended December 31, 2012

(all numbers in 000's)

	2012	2011
Income (Loss) from discontinued operations	$-	$1,083

Discontinued operations include the result of Spectrum Sciences & Software, Inc., a wholly-owned subsidiary that was closed in June 2008. Net income in 2011 was approximately $(1,083,000) from discontinued operations was the result of the legal judgment described in Note 3 to our consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $8 thousand at December 31, 2012. During 2012, continuing operations consumed approximately $1,223 million of cash predominantly due to operating losses.

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s Interim Chief Executive Officer, President and Chairman. The loan permitted the Company to borrow up to $525,000 at 8% interest. On January 15, 2013, the loan was amended to permit borrowing up to $1,000,000. As of December 31, 2012, the outstanding balance was $763,507.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s former Chief Executive Officer and Director, as agent of the Susott Family Limited Partnership (FLP). Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13%. As of December 31, 2012, the outstanding balance was $190,000. The loan is not convertible into any Company securities.

In April 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum fee of 0.425% of the invoice amount for the first five day period and an additional 0.425% for each five day period thereafter until the invoice is paid.  The Company is able to receive 80% of any invoices factored to the lender. As of December 31, 2012, the outstanding balance was $118,495.

In December 2011, the Company entered into a loan agreement with Mr. Trevor Foster pursuant to which the Company borrowed One Hundred Thousand Dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of One Hundred Thousand Dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The loan agreement and note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The note is payable in cash or may be converted into common stock by Mr. Foster at a per share price equal to $.10 or thirty percent less than the market price on the date of conversion, whichever is greater. On May 4, 2012 an amendment was made to the loan agreement pursuant to which the Company and Mr. Foster agreed to amend the payment in lieu of cash conversion. (Section ii) of the Note was amended to read as follows: (ii) In lieu of cash payments, Mr. Foster shall have the option to convert the entire principal loan balance to Horne International Inc. common stock as described in paragraph 3 of the Loan Agreement between Horne International Inc. and Trevor Foster dated December 27, 2011. The conversion price shall be equal to $.10 per share of Horne International Inc. Common Stock. As of December 31, 2012 the outstanding balance was $100,000.

Also in December of 2011, the Company entered into a loan agreement with Mr. Darryl K. Horne, Interim Chief Executive Officer, President and Chairman of the Company, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a promissory note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The loan agreement and note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The note is payable in cash or may be converted into common stock by Mr. Horne at a per share price equal to $.10 or thirty percent less than the market price on the date of conversion, whichever is greater. On May 7, 2012 an amendment was made to the loan agreement pursuant to which the Company and Mr. Horne agreed to amend the payment in lieu of cash conversion. (Section ii) of the Note was amended to read as follows: (ii) In lieu of cash payments, Mr. Horne shall have the option to convert the entire principal loan balance to Horne International Inc. common stock as described in paragraph 3 of the Loan Agreement between Horne International Inc. and Darryl Horne dated December 27, 2011. The conversion price shall be equal to $.10 per share of Horne International Inc. Common Stock. As of December 31, 2012 the outstanding balance was $50,000.

As a result of our continuing losses, our independent registered public accounting firm issued a “going concern” opinion in connection with its audit of our consolidated financial statements for the year ended December 31, 2012. This opinion expressed substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately generate additional revenue. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements. The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.

The Company anticipates that funds from operations will not be sufficient to provide for our 2013 operations and purchases of plant and equipment. While we continue to seek financing alternatives to fund our 2013 operations, there is no assurance that we will be able to obtain financing on terms acceptable to the Company, or at all, and terms of any financing we do undertake may not be favorable to our stockholders.

The Company’s working capital position at December 31, 2012, was a deficit of $2.2 million, compared with a deficit of $.9 million at December 25, 2011. The negative working capital has resulted from our continued operating losses.

Contractual Obligations

The Company has certain obligations and commitments to make future payments under contracts. At December 31, 2012, the aggregate contractual obligations and commitments from continuing and discontinued operations are:

	2013	2014	2015	2016+	2017+
Operating Leases	$90	$-	$-	-	-
Capital Leases	3	-	-	-	-
Total Lease Commitments	$93	$-	$-	$-	$-

The contractual obligations shown above reflect the principal amount of our commitments. The above schedule does not include the $1.1 million in related party financing that is callable, but has no set payment dates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

None

Item 8. Financial Statements and Supplementary Data

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements

Report of Independent Registered Public Accounting Firm	[14]
Consolidated Balance Sheets: December 31, 2012, and December 25, 2011	[15]
Consolidated Statements of Operations and Comprehensive Loss: Years ended December 31, 2012, and December 25, 2011	[16]
Consolidated Statements of Stockholders’ Deficit: Years ended December 31, 2012, and December 25, 2011	[17]
Consolidated Statements of Cash Flows: Years ended December 31, 2012, and December 25, 2011	[18]
Notes to Consolidated Financial Statements	[19]

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Stockholders of Horne International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Horne International, Inc. and its subsidiaries (the “Company”) as of December 31, 2012 and December 25, 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horne International, Inc. and its subsidiaries as of December 31, 2012 and December 25, 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced continuing net losses for each of the last four years and as of December 31, 2012, current liabilities exceeded current assets by $2.26 million. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company

Baltimore, Maryland

March 28, 2013

HORNE INTERNATIONAL, INC.

Consolidated Balance Sheets

(Dollars in thousands except share amounts)

	December 31,	December 25,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8	$152
Receivables, net	1,116	1,100
Prepaid expenses and other current assets	30	29
Total current assets	1,154	1,281

Property and equipment, net	6	32
Other assets	19	19
TOTAL ASSETS	$1,179	$1,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$695	$1,053
Line of credit	118	-
Accrued expenses	1,345	646
Debt, net of discount	1,069	475
Other current liabilities	7	-
Current liabilities of discontinued operations		7
Total current liabilities	3,234	2,181

Long-term liabilities:
Non-current portion of debt		4
TOTAL LIABILITIES	3,234	2,185

Stockholders' deficit
authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized,	-	-
47,306,054 (2012) and 44,506,054 (2011) issued and outstanding	5	4
Additional paid-in capital	80,200	79,757
Accumulated deficit	(82,260)	(80,614)
Accumulated other comprehensive income	-	-
Total stockholders' equity	(2,055)	(853)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,179	$1,332

See accompanying notes to consolidated financial statements.

HORNE INTERNATIONAL, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Dollars in thousands except share amounts)

	Twelve months ended
	December 31,	December 25,
	2012	2011

Revenue	$4,119	$5,688

Cost of revenue	3,812	5,104

Gross profit	307	584

Operating expense	1,625	1,712

Net operating loss	(1,318)	(1,128)

Non-operating expense, net	(325)	(77)

Loss before income taxes	(1,643)	(1,205)

Income tax expense (benefit)	(3)	1

Loss from continuing operations	(1,646)	(1,204)

Income (loss) from discontinued operations	-	1,083

Net and Total Comprehensive Loss	$(1,646)	$(121)

Weighted average common shares outstanding:
Basic and diluted	46,386,959	43,780,153

Basic and diluted per share:
Basic and diluted from continuing operations	$(0.04)	$(0.03)
Basic and diluted from discontinued operations	$0.00	$0.03
Total basic and diluted loss per share	$(0.04)	$(0.00)

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Deficit

(Dollars in thousands except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance as of December 26, 2010	42,977,893	$4	$79,571	$(80,493)	$(918)

Net loss				(121)	(121)
Stock option expense			63		63
Stock issuance
Restricted stock issuances	1,528,152		123		123
Balance as of December 25, 2011	44,506,054	$4	$79,757	$(80,614)	$(853)

Net loss				(1,646)	(1,646)
Stock option expense			89		89
Stock issuance			75		75
Restricted stock issuances	2,800,000	1	279		280

Balance as of December 31, 2012	47,306,054	$5	$80,200	$(82,260)	$(2,055)

See accompanying notes to the consolidated financial statements.

HORNE INTERNATIONAL, INC.

 Consolidated Statements of Cash Flows

HORNE INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Dollars in thousands)

	December 31,	December 25,
	2012	2011
Cash flows from in operating activities:
Continuing Operations
Net loss from continuing operations	$(1,646)	$(1,204)
Adjustments to reconcile net loss to net cash flows
Cash used in operating activities	-
Stock based compensation	88	63
Issuance of common stock	18	123
Depreciation and amortization	26	37
Bad debt expense	91	-
Non-cash impact on debt discount	38	-
Receivables	(114)	(593)
Prepaid expenses and other current assets	12	9
Other assets		40
Accounts payable	(358)	890
Accrued expenses	623	92
Deferred revenue		(60)
Net cash used in continuing operations	(1,222)	(603)

Discontinued Operations
Income from discontinued operations	-	1,083
Cash (used in) discontinued operations	-	(208)
Net cash provided by (used in) discontinued operations	-	875
Net cash provided by (used in) operating activities	(1,222)	272

Cash flows from investing activities
Purchase of property and equipment	-	(2)
Cash flows used in investing activities	-	(2)

Cash flows from financing activities:
Proceeds from issuance of common stock	250
Other debt	(5)	(10)
Net payments on lines of credit	118	(140)
Proceeds from debt	715	310
Repayment of related parties, net		(340)
Net cash (used in) provided by financing activities	1,078	(180)

Net decrease (increase) in cash and cash equivalents	(144)	90
Cash and cash equivalents at beginning of period	152	62
Cash and cash equivalents at end of period	$8	$152

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	62
Cash paid for taxes	-	1
Supplemental schedule of non cash financing activities:
Provovisions for debt discount	$75	-
Prepayment of service through common stock issuance	30	-

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

1.	ORGANIZATION AND NATURE OF BUSINESS AND UNCERTAINTY

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

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the year ended December 31, 2012, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the year ended December 31, 2012, the Company incurred a loss from continuing operations of approximately $1.646 million and had a stockholders’ deficit of approximately $2.055 million as of that date. The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s Interim Chief Executive Officer, President and Chairman. The loan permitted the Company to borrow up to $525,000 at 8% interest. On January 15, 2013, the loan was amended to permit borrowing up to $1,000,000. As of December 31, 2012, the principal outstanding balance is $763,507 and the accrued interest balance is $108,354.

In February 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum fee of 0.425% of the invoice amount for the first five day period and an additional 0.425% for each five day period thereafter until the invoice is paid.  The Company is able to receive 80% of any invoices factored to the lender. As of December 31, 2012, the outstanding balance is $118,495. The loan is not convertible into any Company securities.

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s former Chief Executive Officer, as agent of the Susott Family Limited Partnership (FLP). Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13 percent. As of December 31, 2012, the outstanding balance is $190,000 and the accrued interest balance is $31,158. The loan is not convertible into any Company securities.

On December 29, 2011, the Company entered into a Loan Agreement with Trevor Foster pursuant to which the Company borrowed One Hundred Thousand Dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of One Hundred Thousand Dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. On May 7, 2012 an amendment was made to the Loan Agreement that permits Mr. Foster to convert the entire principal loan balance into Company common stock at a conversion price equal to $.10 per share. As of December 31, 2012, the outstanding balance of the loan is $100,000 and the accrued interest balance is $7,158.

On December 29, 2011, the Company entered into a Loan Agreement with Darryl K. Horne, the Company’s Interim Chief Executive Officer, President and Chairman, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a Promissory Note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. On May 7, 2012 an amendment was made to the Loan Agreement that permits Mr. Horne to convert the entire principal loan balance into Company common stock at a conversion price equal to $.10 per share. As of December 31, 2012, the outstanding balance is $50,000 and the accrued interest balance is $3,579.

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

Principles of Consolidation and Basis of Presentation

The fiscal-year for Horne International, Inc. is the 52-or 53-week period ending on the last Sunday in December. Fiscal 2012 was a 53-week fiscal-year and Fiscal 2011 was a 52-week fiscal-year. The consolidated financial statements include the accounts of Horne International, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated joint ventures were adjusted to fair market value upon the acquisition of Horne Engineering in 2005. Beginning in 2008, the Company began accounting for its Weskem joint venture investment under the equity method. The joint venture ceased operations in 2009. See Note 15 for additional information.

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

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

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

Significant Customers and Credit Risks

Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations. The Company’s primary customers are government entities. For the period ended December 31, 2012, the Company had two customers that represented approximately 84% of the Company’s revenue. In December 2012 the Company was notified that its contract with the U.S. Army Regional Environmental and Energy Office, which represented approximately 42% of the Company’s revenues, would not be renewed causing a significant loss of future revenue. For the period ending December 25, 2011 the Company had two customers that represented 75% of the Company’s revenue.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of December 31, 2012, all of the Company’s cash and cash equivalents were held in or invested with domestic banks. As of December 31, 2012, the Company had two customers that accounted for approximately 95% of our accounts receivable. As of December 25, 2011, the Company had two customers that accounted for more than 87% of its accounts receivable. In determining the allowance for doubtful accounts, the Company analyzes the aging of the accounts receivable, historical bad debts, customer creditworthiness, and specific situations involving its customers. As the majority of the Company’s work is government related, the risk of uncollectible debt is greatly reduced. The Company takes specific bad debt reserves when it considers its ability to collect an amount to be in doubt.

Property and Equipment

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived asset groups, including buildings, furniture and equipment, computer hardware and software, and leasehold improvements, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company’s primary measure of fair value is based on discounted cash flows. The measurement of impairment requires the Company to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

The Company currently has a net operating loss carry forward of approximately $56.4 million at December 31, 2012. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements, due to the possibility that the net operating loss carry forward may not be utilized, for various reasons, including the potential that the Company might not have sufficient profits to use the carry forward or the carry forward may be limited as a result of changes in the Company’s equity ownership.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 566,789 and 7,799,660 were not included in the computation of diluted loss per share for the twelve months ended December 31, 2012 and December 25, 2011, respectively, as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.

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

The Company recognized approximately $1,083,000 in net income in the 2nd quarter of 2011 from a judgment in the matter of Spectrum Sciences and Software, Inc. vs. The United States, Case Number 04-l366C. The net income reflects an award of $1,211,754 plus an Equal Access to Justice Act estimate of $340,000 less the cost of litigation ($470,754).

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

	(IN THOUSANDS)

	December 31,	December 31,
	2012	2011
Accounts Receivable
Billed AR	$291	$752
Unbilled AR	917	349
Bad Debt Reserve	(92)	(1)
Total AR	$1,116	$1,100

5.	PROPERTY AND EQUIPMENT

	(IN THOUSANDS)

	December 31,	December 25,
	2012	2011
Property & Equipment
Buildings and improvements	18	5
Furniture and fixtures	35	11
Office equipment	117	304
Total	$117	$320
Accumulated Depreciation	111	(288)
Property and equipment, net	$6	$32

6.	ACCRUED EXPENSES

	(IN THOUSANDS)

	2012	2011
Accrued Expenses
Salaries & payroll related items	$115	$103
Accrued leave	85	126
Tax	3	-
Professional Fees	85	69
Consulting Expense	874	255
Interest	151	11
Other	33	84
Total Accrued Liabilities	$1,345	$646

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

7.	LINES OF CREDIT

In February 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum fee of 0.425% of the invoice amount for the first five day period and an additional 0.425% for each five day period thereafter until the invoice is paid.  The Company is able to receive 80% of any invoices factored to the lender. As of December 31, 2012, the outstanding balance is $118,495. The loan is not convertible into any Company securities.

8.	COMMON STOCK

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”). Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers. The agreement between the parties provides for Intelligent to provide business support services to the Company. In return for business support services, the Company awarded to Intelligent 8,333,333 options to purchase common stock and was able to award up to 12,500,000 restricted stock units. During 2010, the Company awarded Intelligent 290,569 restricted stock units in exchange for business support services and recorded $515,884 of stock-based compensation expense related to options. For the year ending, December 25, 2011, the Company awarded 1,523,151 restricted stock units in exchange for business support services and recorded $0 of stock-based compensation expense related to these options. On March 6, 2012 the Company terminated the Stock Option Agreement and Restricted Stock Agreement and cancelled the remaining 4,166,667 options.

On January 13, 2012, the Company issued 500,000 shares of restricted common stock in conjunction with the exercise of 500,000 stock options for a consideration of $50,000.

On May 16, 2012, the Company issued 2,000,000 shares of restricted common stock for a consideration of $2,000,000

On June 6, 2012, the Company issued 300,000 shares of restricted common stock in exchange for prepaid future services valued at $30,000.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

9.	ReLated Party DEBT AND OTHER BORROWINGS

The Company’s borrowings, consisting of related party receivable financing, unsecured notes, and other borrowings net of discount, were approximately $1,221,012 as of December 31, 2012 and $479,000 as of December 25, 2011. The rates on the related party notes are 13%, 7% and 8%.

Darryl Horne Notes

During 2008, the Company entered into a loan agreement with Darryl K. Horne, the Company’s Interim Chief Executive Officer, President and Chairman. The agreement permitted the Company to borrow up to $525,000 at an 8% interest rate. The interest is payable quarterly beginning in July 1, 2008, with principal payable upon demand. This note is unsecured and is not convertible into any Company securities. On January 15, 2013, the loan was amended to permit borrowing up to $1,000,000. As of December 31, 2012, the total outstanding balance is $763,507 and accrued interest is $108,354.

On December 29, 2011, the Company entered into a Loan Agreement with Mr. Darryl K. Horne, the Company’s Interim Chief Executive Officer, President and Chairman, pursuant to which the Company borrowed Fifty Thousand Dollars ($50,000) from Mr. Horne in exchange for a promissory note in the principal amount of Fifty Thousand Dollars ($50,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. The Note has been amended to be convertible into common stock at Mr. Horne’s option at a per share price equal to $.10 per share. As of December 31, 2012, the total outstanding balance is $50,000 and accrued interest is $3,579.

The convertible notes issued to Mr. Horne contain a "beneficial conversion" feature that required separate recognition, at issuance, of a portion of the proceeds equal to the intrinsic value of the feature as additional paid-in-capital. This "discount" is being amortized using the effective interest method through a charge to interest expense over the term of the notes. The notes are convertible into 500,000 shares of common stock.

Evan Auld-Susott Notes

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s former Chief Executive Officer, as agent of the Susott Family Limited Partnership. Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13%. The outstanding balance and accrued interest is $190,000 and $31,158, respectively, as of December 31, 2012. The receivable is not convertible into any Company securities.

Other Borrowings

On December 29, 2011, the Company entered into a Loan Agreement with Trevor Foster pursuant to which the Company borrowed one hundred thousand dollars ($100,000) from Mr. Foster in exchange for a promissory note in the principal amount of one hundred thousand dollars ($100,000). The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. In May 2012 the note was amended to be payable, at the option of Mr. Foster, by conversion into common stock at a per share price equal to $.10 per share. Mr. Foster has agreed to defer the quarterly payments. As of December 31, 2012, the outstanding balance of the loan is $100,000 and the interest balance is $7,158.

The convertible notes issued and Mr. Foster contain a "beneficial conversion" feature that required separate recognition, at issuance, of a portion of the proceeds equal to the intrinsic value of the feature as additional paid-in-capital. This "discount" is being amortized using the effective interest method through a charge to interest expense over the term of the notes. The notes are convertible into 1,000,000 shares of common stock.

In February 2011, the Company entered into a financing agreement with United Capital Funding Corporation under which the Company is able to factor certain eligible accounts receivable.  The agreement calls for a minimum fee of 0.425% of the invoice amount for the first five day period and an additional 0.425% for each five day period thereafter until the invoice is paid.  The Company is able to receive 80% of any invoices factored to the lender. As of December 31, 2012, the outstanding balance is $117,505. The loan is not convertible into any Company securities.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

10.	EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(k) plan available to all U.S. employees who have completed minimum service requirements and meet minimum age requirements. Eligible employees may defer a portion of their salary as defined by Internal Revenue Service regulations. The Company currently matches 50 percent of an employee’s contribution up to 5%, subject to legal limits. The total expense for the years ended December 31, 2012 and December 25, 2011 was approximately $32,934 and $32,398, respectively.

11.	STOCK OPTIONS

On March 22, 2010, the Company entered into a strategic partnership with Intelligent Decisions, Inc. (“Intelligent”). Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers. The agreement between the parties provides for Intelligent to provide business support services to the Company. In return for business support services, the Company awarded to Intelligent 8,333,333 options to purchase common stock and was able to award up to 12,500,000 restricted stock units. During 2010, the Company awarded Intelligent 290,569 restricted stock units in exchange for business support services and recorded $515,884 of stock-based compensation expense related to options. For the year ending, December 25, 2011, the Company awarded 1,523,151 restricted stock units in exchange for business support services and recorded $0 of stock-based compensation expense related to these options. On March 6, 2012 the Company terminated the Stock Option Agreement and Restricted Stock Agreement and cancelled the remaining 4,166,667 options.

The Company has a stock option plan (the “Plan”) available to eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company by providing eligible persons an additional incentive to promote the success of the Company as deemed appropriate by senior management. This is accomplished by providing for the granting of Non-Statutory Stock Options to employees, non-employee directors, consultants and advisors. During the year ending December 31, 2011, the Company granted 300,000 shares of stock options to three members of the Advisory Board. During the year ending December 31, 2012, the Company did not grant any stock options.

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted.

The following table summarizes information about the Plan’s stock options at December 31, 2012 and 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs)	Aggregate Intrinsic Value
Options Outstanding 12/26/2010	10,393,333.00	0.09	3.80
Granted	1, 597,993	0.20	2.43
Exercised	(5,000)	-	-
Cancelled	(4,186,666)	0.09	-
Options Outstanding 12/25/2011	7,799,660	$0.12	3.52
Granted	-
Exercised	(500,000)	0.10
Cancelled	(6,732,871)	0.11
Options Outstanding 12/31/2012	566,790	$0.22	1.30
Options Exercisable 12/31/2012	324,876	0.24	1.31

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

The following table summarizes the Plan’s stock options at December 31, 2012.

Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
$0.15	170,000	53,083	1.3
$0.17	75,000	25,000	1.5
$0.25	281,789	206,793	1.4
$0.35	40,000	40,000	1.1
	566,789	324,876

Total options authorized	32,000,000
Total options exercised	20,626,200
Total options outstanding	566,789
Total options remaining	10,807,011

The intrinsic value of the options outstanding at December 31, 2012, is zero as the exercise price for all options is greater than the share price, at that date.

	Year ended
	December 31,	December 25,
	2012	2011
Risk-free interest rate	Not applicable	3.50%
Expected volatility	Not applicable	192.69%-202.13%
Expected life (in years)	Not applicable	3.0

Expected dividend yield	Not applicable	0.00%

The fair value of options granted for the years ending December 31, 2012 and December 25, 2011 have been estimated at the date of grant using the Black Scholes option pricing model with the following assumptions.

During the year ended December 25, 2011, we issued stock options that vested immediately. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock options granted during each of the last two years was estimated using the assumptions of a risk-free interest rate of 3.50% and expected life of the options to be 3. The expected life of stock options granted was based on our historical option exercise experience and post vesting forfeiture experience using the historical expected term from vesting date. The expected volatility of the options granted was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon United States government issues with a remaining term approximating the expected life of the options. The forfeiture rate was determined using historical pre-vesting forfeiture rates since the inception of the plan. We have never paid a dividend, and as such, the dividend yield is zero.

12.	INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The provision for income taxes for years ended December 31, 2012 and December 25, 2011, were zero.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

(IN THOUSANDS)

Year Ended
	December 31, 2012	December 25, 2011

Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	-	-

Deferred
Federal	-	-
Foreign	-	-
Total Deferred	-	-

Total Tax Provision	$-	$-

The difference between the tax provision at the statutory federal rate and the tax provision attributable to income before taxes was as follows:

Rate Reconciliation:	2012	2011

Statutory Federal Income Tax Rate	34.0%	34.00%
State Taxes (Net of Federal Benefit)	4.00%	3.65%
Permanent Difference	(0.06%)	(0.06%)
Valuation Allowance	(37.94%)	(37.50%)
Effective Tax Rate	0.00%	0.00%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Significant components of the Company’s deferred taxes were as follows

(IN THOUSANDS)

Deferred Tax Asset/Liability:	2012	2011
Accrued expenses	166	195
Depreciation	27	23
Stock compensation	576	559
NOL carry-forwards	20,891	19,411
Other, net	752	752
Valuation allowance	(22,412)	(20,940)
Net deferred tax asset(liability)	-	-

Deferred Tax Asset/Liability:
	2011	2010
Accrued Expenses	$195	$129
Depreciation	23	21
Stock Compensation	559	534
NOL Carryforwards	19,411	18,990
Other, Net	752	752
Valuation Allowance	(20,940)	(20,427)
Net Deferred Tax Asset/(Liability)	$-	$-

As of December 31, 2012, the Company has approximately $56.4 million of net operating loss carry forward available to offset future income. The net operating loss carry-forwards will expire on or before 2026.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

In determining the extent to which a valuation allowance for net deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry-back opportunities, and other tax-planning strategies. The valuation allowance relates to our U.S. net operating losses. Due to the continued losses incurred by the Company in 2012 and prior years, the Company believes that it is more likely than not that the deferred tax asset related to these net operating losses will not be realized. If, in the future, the Company determines that the utilization of these net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

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

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	(IN THOUSANDS)

	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$62
Cash paid for taxes	$-	$1
Provisions for debt discount	$75	$0

Supplemental schedule of non-cash investing and financing activities:
Transfer of property and relief of related party notes payable	$0	$1,743

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space at one location in the United States. Rent expense totaled approximately $120,000 and $102,000 for 2012 and 2011, respectively. The Company also enters into various other non-cancellable leases for office equipment and vehicles as necessary.

The table below summarizes our future annual minimum lease payments under non-cancellable agreements with an initial term of greater than one year at inception.

(IN THOUSANDS)

	2013	2014	2015	2016+	2017+
Operating Leases	$90	$-	$-	$-	$-

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

(IN THOUSANDS)

	2013	2014	2015	2016	2017+
Capital Leases	3	-	-	-	-

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

Contingent Liabilities

The Company, through its Horne Engineering Services subsidiary, was a member of Weskem, a limited liability company that specialized in environmental remediation. In 2011 the Company received notice of outstanding legal liability of $10,650 associated with the investment. There may be future liabilities.

Legal Matters

No pending legal matters.

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

On March 12, 2013, the Company entered into a note agreement with a creditor to finance an outstanding liability in the amount of $153,498.  Monthly principal payments in the amount of $25,583 plus interest of 6% will be made beginning August 1, 2013 with a final balloon payment of $51,166 to be made on December 1, 2013.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer, interim principal financial officer and management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon that evaluation, the Company’s principal executive officer, interim principal financial officer and management concluded that these disclosure controls and procedures were not effective as of the end of the period covered in this report.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing using criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company has identified material weaknesses in internal control over the financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our common stock and otherwise seriously harm our business. Management through, in part, the documentation and assessment of our internal control over financial reporting and pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K has concluded that our internal control over financial reporting had material weaknesses, as of December 31, 2012. Management of the Company does not have the ability to effectively and efficiently prepare consolidated financial statements in accordance with generally accepted accounting principles or pursuant to the rules and regulations of the Securities and Exchange Commission Form l0-K. We have taken certain actions to begin to address the material weaknesses. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner.

HORNE INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

Inherent Limitations on Effectiveness of Controls

Our management, including the interim CEO and interim CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2012 there has been no change in our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During 2013 our internal controls are likely to be affected by reduced staffing levels.

Item 9B. OTHER INFORMATION

There is no information that was required to be disclosed on a Form 8-K during the fourth quarter of 2012 but was not reported.

On March 8, 2013, the Company entered into a security purchase agreement with Asher Enterprises, Inc. (“Asher”). The Company issued an 8% convertible note with a principal amount of $58,000. The note is convertible to Company common stock at a Variable Conversion Price of 58% multiplied by the Market Price. The Market Price is defined as the average of the lowest three trading prices during a ten day period. The maturity date of the note is November 21, 2013. The issuance of the Note was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors, their ages as of March 31, 2013, and the positions currently held by each are as follows:

Name	Age	Position
Darryl K. Horne	52	Interim Chief Executive Officer, President, Chairman and Director
Marla Perdue	42	Interim Chief Financial Officer
Paige E. Shannon	46	General Counsel
Evan Auld-Susott	33	Director
John A. Moore	60	Director

Biographies of Executive Officers and Directors

Darryl K. Horne. In May 2011, Darryl K. Horne was appointed President of Horne International, Inc. Mr. Horne also serves as Chairman of the Board of Directors of Horne International, Inc. In November of 2012, Mr. Horne was appointed to serve as the Company’s interim chief executive officer. Mr. Horne founded Horne Engineering Services, Inc., a Virginia corporation, in 1990 and led the organization as the President and CEO until May 2005, when Horne Engineering Services, Inc., dissolved and was superseded by Horne Engineering Services, LLC. Horne Engineering Services, Inc., was a professional engineering firm providing engineering solutions to issues primarily in the areas of national security, energy and the environment, and transportation for customers in the U.S. federal government, state and local governments, and the private sector. As the President and CEO of Horne Engineering Services, Inc., Mr. Horne was responsible for personnel, budgeting, performance contracts, subcontract administration, proposals, business development, and the general oversight of corporate operations. In 1999, Mr. Horne was appointed by then Virginia Governor James Gilmore to the Virginia Military Institute (VMI) Board of Visitors. Mr. Horne was re-appointed to the VMI Board of Visitors by Governor Mark Warner in 2003. Mr. Horne was honored by Ernst & Young in 1999 as a Greater Washington Entrepreneur of the Year, and in 2002 he was a finalist for a National Capital Business Ethics Award. In March 2004, he was invited to become a Trustee on the Federal City Council, a non-profit, non-partisan organization dedicated to the improvement of the Nation’s Capital and composed of and financed by the region’s top business, professional, educational, and civic leaders. Mr. Horne received a bachelor’s degree in civil engineering from VMI in 1982. He is a member of the National Society of Professional Engineers and the Society of American Military Engineers, and he completed service in the U.S. Army Reserve with the rank of Captain.

Marla Perdue. In March 2012, Marla Perdue was appointed Interim Chief Financial Officer (CFO) of Horne International, Inc. Ms. Perdue joined Horne International, Inc. in July 2011 as the Accounting Manager and has been the Company’s lead financial executive since the departure of the former CFO in January 2012.  Ms. Perdue has over 12 years of professional accounting experience serving in increasingly responsible roles. Ms. Perdue has a B.S. in Accounting from George Mason University. Prior to joining Horne, from May 2007 Ms. Perdue was employed as an Accounting Manager for DIT, Inc. providing their management with financial information including billing, accounts payable, accounts receivable, contract analysis, policy and procedures, and GAAP compliance.

Paige E. Shannon. Paige E. Shannon joined Horne International, Inc., in December 2005 as General Counsel and Corporate Secretary. Ms. Shannon has extensive experience in the government contracting industry. Ms. Shannon holds a Doctorate from The Catholic University of America, Columbus School of Law and a Masters in Business Administration from George Mason University.

Evan Auld-Susott. Mr. Evan Auld-Susott joined Horne International, Inc. in 2007 as a member of the Board of Directors was appointed Chief Executive Officer May 2, 2011 and resigned that role in November 2012.  Prior to joining Horne and currently, Mr. Auld-Susott serves as General Partner of The Susott Family Limited Partnership, a family owned investment group.  Mr. Auld-Susott has a successful track record managing multiple profit and loss centers, managing executive teams, assessing and executing accretive transactions for stakeholders and aligning staff with their performance objectives.  He has successfully closed accretive transactions in the areas of real estate, equity, debt and structured finance.  Mr. Auld-Susott has a B.A. in economics and a B.A. in international relations from the University of Southern California in Los Angeles.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, and/or other persons performing similar functions. A copy of the written Code of Ethics is incorporated by reference as an exhibit to this Annual Report. The Code of Ethics is available to all employees on the Company’s internet website. The website address is as follows: http://www.horne.com/sites/default/files/Horne_Intl_Ethics_Policy_Web.pdf

Section 16(A) Beneficial Ownership Reporting Compliance

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Although our executive compensation program is generally applicable to each of our senior management, this Compensation Discussion and Analysis focuses primarily on the program as applied to our CEO, CFO, and each of our other “named executive officers” as defined under applicable SEC rules. Our “named executive officers” for 2012 were our former CEO, Evan Auld-Susott, our Interim Chief Executive Officer, President and Chairman, Darryl K. Horne, our Interim CFO, Marla Perdue, Lily Xu the Company CFO until January 13,2012, and our General Counsel, Paige Shannon.

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

Compensation of our [interim] Chief Executive Officer and is substantially affected by the employment agreement he entered into in connection with our acquisition of Horne Engineering in May 2005. As described herein under the section titled “Employment Contracts and Termination of Employment and Change of Control Agreements” this employment agreement establishes a minimum base salary, subject to annual review and increase by the Board of Directors, discretionary annual cash bonuses, certain payments and benefits upon termination of employment, including accelerated vesting of options and participation in any executive bonus and stock-based incentive programs established by us from time to time. The employment agreement was a condition of the closing of the Horne Engineering acquisition and reflected our view of the value of obtaining the experience and leadership skills of Mr. Horne. In addition, Mr. Horne received a substantial equity interest in our Company in consideration for his Horne Engineering shares. We believe that for compensatory purposes, Mr. Horne’s equity interest aligns his interests with those of the stockholders generally, and our Board of Directors takes this factor into account in compensation determinations with respect to Mr. Horne.

Components of Executive Compensation for 2012

For 2012, the compensation of the named executive officers consisted solely of base salary. As we have awarded cash bonus and equity awards to named executive officers in recent past years, those elements of compensation are also discussed below, along with the 2012 compensation determinations.

Base Salaries

Base salary is the fixed element of employees’ annual compensation. The value of base salary reflects the employee’s long term performance, skill set and the market value of that skill set. The minimum base salary for the Chief Executive Officer was established by the employment contract which was entered into on May 11, 2005, in connections with the Company’s acquisition of Horne Engineering as amended in February 2007. For a period of five (5) years beginning on May 11, 2005, Darryl K. Horne, as Chief Executive Officer was entitled to receive an annual base salary of $375,000. On May 2, 2011, Mr. Horne relinquished his responsibility as Chief Executive Officer, but retained his position as President with an annual compensation of $206,500. On his appointment as Chief Executive Officer on May 2, 2011, Mr. Evan Auld-Susott was entitled to receive an annual salary of $200,000 once the Company returned to profitability. In the interim, Mr. Auld-Susott received an annual salary of $50,000. As Interim Chief Financial Officer, Ms. Marla Perdue receives an annual salary of $91,000. The base salaries of the Chief Executive Officer, President and Chief Financial Officer were determined to be appropriate based upon their skill sets, knowledge of the marketplace, and historical knowledge of Horne International and Horne Engineering Services, LLC. Each of the base salaries paid to our “named executive officers” who include our CEO, President, and CFO are comparable to other government contractors of similar size and revenue. The Compensation Committee of the Board will review the base salaries of the Chief Executive Officer and the Chief Financial Officer periodically in the future. The General Counsel position is compensated on an hourly basis.

For 2012 the Company determined that a range of $90,000 to $190,000 for base annual salaries for senior level management was appropriate. In determining the base salaries of senior level management, we considered the individual employee’s skill set and the market value of that skill set and for employees who have served the Company for at least twelve (12) months, that employee’s overall performance.

Performance and Incentive Cash Bonuses

The Company’s practice is to award annual cash bonuses with the purpose of aligning employees’ goals with the Company’s overall performance objectives. Cash bonuses are awarded to senior level management based upon the Company’s overall performance and the individual employee’s overall performance. In 2012, we did not award any cash bonuses to the Chief Executive Officer, President, Interim Chief Financial Officer or any other named executive. In 2013 the Compensation Committee of the Board of Directors will set the performance goals and objectives as well as recommend to the Board of Directors the overall compensation of the Chief Executive Officer and [Interim] Chief Financial Officer. The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management.

Equity Compensation

Historically, the primary form of equity compensation awarded by the Company has been non-statutory stock options. The Plan permits the Company to distribute up to 32 million stock options to employees, consultants and advisors of the Company.

In 2013, the amount of equity compensation to which the Interim Chief Executive Officer and the Interim Chief Financial Officer may be entitled shall be determined by the Compensation Committee and recommended for approval by the Board of Directors.

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

Severance Benefits

The Company does not currently have a comprehensive severance plan. In general, Company employees who are involuntarily terminated not for cause are granted one week of their base salary for each year the employee served the Company up to a maximum of eight weeks of pay. In the event Darryl K. Horne, [Interim Chief Executive Officer, President and Chairman], is terminated not for cause or voluntarily terminates his employment for good reason, he may be entitled to continue to receive his base annual salary, bonus compensation, if any, and any and all fringe and medical benefits as provided for by the terms of his Employment Agreement for a period of twelve (12) months. The termination benefits afforded Mr. Horne was negotiated at the time of the acquisition of Horne Engineering and was deemed by the Board of Directors at that time as necessary and desirable to procure his services for the Company and to consummate the acquisition.

Perquisites and Other Benefits

In 2013, the Compensation Committee will review and recommend all perquisites and other benefits afforded to our Interim CEO, Interim CFO, and other named executive officers.

Board of Directors Report on Compensation Discussion and Analysis

The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report. Based on the foregoing review and discussions, the Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report.

2012 Summary Compensation Table

				Fees				Non-equity	Nonqualified
				earned or				incentive	deferred
	Principal		Base	paid in		Stock	Option	plan	Compensation	All Other		Total
Name	Position	Year	Salary	cash	Bonus	Awards	Awards	Compensation	earnings	Compensation		Compensation

Darryl K. Horne	Interim Chief Executive Officer/President	2012	$206,485	$-	$-	$-	$-	$-	$-	$700	(2)	$207,185
		2011	$220,501	$-	$-	$-	$-	$-	$-	$1,824	(3)	$222,325
Marla Perdue	Interim Chief Financial Officer	2012	$91,000	$-	$-	$-	$-	$-	$-	$-		$91,000
		2011	$35,000	$-	$-	$-	$-	$-	$-	$-		$35,000
Lily Xu	Former Chief Financial Officer	2012		$-	$-	$-	$-	$-	$-	$-
		2011	$120,000	$-	$-	$-	$-	$-	$-	$-		$120,000
Evan Auld-Susott	Former Chief Executive Officer	2012	$47,500	$-	$-	$-	$-	$-	$-	$-	(1)	$47,500
		2011	$30,769	$-	$-	$-	$-	$-	$-	$-		$30,769
Paige Shannon	General Counsel	2012	$37,384	$-	$-	$-	$-	$-	$-	$-		$37,384
		2011	$37,539	$-	$-	$-	$-	$-	$-	$-		$37,539

(1) Reflects compensation for partial year.

(2) Mr. Horne's all other Compensation includes $700 for automobile related expenses.

(3) Mr. Horne's all other Compensation includes $1824 for automobile related expenses.

For further information regarding the base salaries and bonuses of the named executive officers set forth above, see “Compensation Discussion and Analysis – Base Salaries” and “Performance and Incentive Cash Bonuses” above. [Confirm that there is not another named executive officer that is required to be in the table.]

Employment Contracts and Termination of Employment and Change in Control Agreements

On May 11, 2005, Darryl K. Horne entered into an employment agreement with the Company that provided for his appointment as CEO and President upon the filing of our quarterly report with the SEC for the quarter ending March 31, 2005. The employment agreement was subsequently amended on May 23, 2005, to provide for Mr. Horne’s appointment upon our filing with the SEC of a certain amendment to the quarterly report. On June 7, 2005, the amendment to the quarterly report was filed with the SEC, and Mr. Horne assumed the position of CEO and President. Mr. Horne’s employment agreement provided for his employment as the CEO and President of the Company until May 11, 2010, with automatic renewals thereafter for one-year terms unless either party provides notice of intent to terminate the agreement. Mr. Horne will be compensated with an annual base salary in the amount of $375,000, subject to annual increase by the Board of Directors, and will be eligible to participate in any Company-sponsored incentive program that permits, allows or provides for award of stock, restricted stock or options in the Company or similar incentive equity interest plan. Mr. Horne will also be entitled to reimbursement for necessary and properly recorded client-related business or entertainment expenses incurred in the performance of his duties, five (5) weeks of paid vacation (200 hours) annually, a reasonable monthly car allowance and fringe benefits generally available to Company employees in accordance with Company programs, including personal leave, paid holidays, and disability, dental, vision, and group health insurance plans. In the event Mr. Horne’s employment is terminated by the Company, without just cause or if Mr. Horne were to terminate for good reason, as defined by the agreement, prior to the expiration of the original employment period or any renewal term, Mr. Horne shall be entitled to certain benefits including the continuation for a period of twelve months from the date of termination of his base salary, bonus compensation, and medical benefits provided by the Company. In addition, Mr. Horne’s interest in any stock options, restricted stock or other equity interest in the Company for which he is eligible or may have become eligible during the employment period shall vest fully on the date of termination. The benefits payable to Mr. Horne would have a value of $375,000 for base salary and $10,850 for medical and other benefits provided by the Company. The total benefits payable to Mr. Horne in the event of his termination without cause or his resignation for good reason is $385,850. In the event Mr. Horne was to become permanently disabled, the Company, upon thirty days notice could terminate Mr. Horne’s employment. If Mr. Horne’s employment is terminated due to his permanent disability, the Company is obligated to pay to Mr. Horne an amount equal to three months of his base pay and all bonuses to which was entitled at the time of his termination and the Company must provide Mr. Horne benefits, including health benefits for a period of three months from the date of termination. The benefits payable to Mr. Horne in the event of termination due to disability would have a value of $93,750 for base salary and $2,712 for other benefits provided by the Company. The total benefits payable to Mr. Horne in the event of his termination due to disability is $96,462. In the event Mr. Horne were to be terminated for cause then he would only be entitled to receive payment of salary accrued up to the date of termination. In addition, upon the termination of his employment, Mr. Horne is prohibited, for a period of no more than two years depending upon the cause for termination, from (a) owning, managing, controlling, or financing or being connected, with certain exceptions, as a proprietor, partner, stockholder, officer, director, principal, agent, representative, joint venture, investor, lender, consultant with or permit his name to be used in connection with any business engaged in competition with business conducted by the Company; (b) solicit from a customer or client of the Company to cease to do business with or limit the amount of business done with the Company; and (c) solicit any employee to terminate their employment with the Company. The employment agreement does also indemnify Mr. Horne, to the extent permitted by the law, for all losses, claims, damages and liabilities, expenses, judgments, fines, settlements and other amounts arising from claims and demands in which he may be involved or threatened to be involved by reason of his status as an officer or director provided Mr. Horne has acted in good faith and without gross negligence or willful misconduct.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

[Item 407(e)(4) requires disclosure of each person who served as a member of the compensation committee during the last completed fiscal year, indicating each member who (a) was during the fiscal year, an officer or employee; (b) was formerly an officer of the registrant; or (c) had any previous relationship.]

A Compensation Committee was established by the Board of Directors on January 1, 2007. In 2012, the Compensation Committee set the performance goals and objectives and recommended to the Board of Directors the overall compensation of the Chief Executive Officer and President. In addition, the Compensation Committee will further review the compensation of each of the most highly compensated employees. The Compensation Committee will recommend performance objectives and guidelines for the award of bonuses to senior level management. The executive management of Horne International, Inc. with the advice of the members of the Board of Directors determines the compensation for senior level management. Executives and members of the Board of Directors participated in deliberations concerning executive officer compensation and senior level management compensation. Evan Auld-Susott, Darryl Horne, and Marla Perdue did not participate in any deliberations concerning the compensation of the Chief Executive Officer, President and Interim Chief Financial Officer, respectively. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or had at any time during 2012 an executive officer who served as a member of our compensation committee or board of directors.

Outstanding Equity Awards at Fiscal year-end

Number of Securities
Underlying Unexercised Options
Name	for the year ending December 31, 2012		Option Price	Expiration Date
	Exercisable	Unexercisable
Evan Auld-Susott	-	-
Darryl K. Horne	-	-
Paige Shannon	-	-
Marla Perdue	-	-

Director Compensation

	Fees Earned	Stock	Option	All Other	Total
Name	or Paid in Cash	Awards	Awards	Compensation	Compensation

John A. Moore	$22,500	-	$-	$-	$22,500

1. Directors who are also employees of the Company do not receive any additional compensation for their service on the Board of Directors.

2. Total number of options held by each Director is disclosed Item 12 Security Ownership of Certain Beneficial Owners and Management.

The fees earned by the Directors were accrued for 2012, as of December 31, 2012, no fees were paid.

During fiscal 2012, non-employee members of the Board of Directors were entitled to receive $6,500 per year payable quarterly, and $1,000 for each meeting attended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 31, 2013, certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5%of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed with the Securities and Exchange Commission pursuant to the Exchange Act with respect to ownership of the Company’s common stock. As of March 31, 2012, there were 47,306,054 shares of the Company’s common stock outstanding.

Name and Address	Number of Shares		Percentage
of Beneficial Owner (1)	Beneficially Owned (2)		of Class

Darryl K. Horne	4,877,007		11.4%
Evan Auld-Susott	2,862,450	a	6.3%
91 Hill Avenue, LLC (3)	2,000,000	b	4.7%
John A. Moore	30,000	c	*
Paige E. Shannon	-		*
Marla Perdue	-		*
Total Directors and Named Executive Officers	9,769,457		20.4%
Michael B. McElligott (4)	8,133,911		19.0%
85 Dudley Road
Billerica, MA 01821
Trevor Foster (5)	3,000,000		7.0%
P.O. Box 450
Hickman CA 95323

* Less than 1% of the outstanding common stock.

1)	Except as otherwise noted, the address for each person listed in this table is c/o Horne International, Inc., 3975 University Drive, Suite 100, Fairfax, VA 22030.

2)	Beneficial ownership of shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. The number of shares beneficially owned by a person includes shares of common stock that the person had the right to acquire pursuant to options exercisable within 60 days of March [29], 2013. Shares issuable pursuant to options are deemed outstanding for calculating the percentage ownership of the person holding the options but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person.

3)	This LLC is owned by Evan Auld-Susott.

4)	Information is based solely upon a Schedule 13G filed by Michael McElligott on April 12, 2011.

5)	Information is based solely upon a Schedule 13G/A filed by Trevor Foster on March 16, 2007.

a)	Includes 30,000 shares of common stock issuable pursuant to options (exercisable within 60 days)

b)	Includes 2,000,000 shares of common stock issuable pursuant to options (exercisable within 60 days)

c) Includes 30,000 shares of common stock issuable pursuant to options (exercisable within 60 days

Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	(1)	$0		0
Equity compensation plans not approved by security holders	27,925,860	(2)		(3)	4,074,140

Total	27,925,860				4,074,140

1)	Represents stock options issued pursuant to the Company’s 2004 Non-Statutory Stock Option Plan.

2)	Represents stock options issued pursuant to the Company’s Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan and the Company’s Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan.

3)	The weighted average exercise price is dependent on the underlying price of the Company’s stock. The 2,000,000 options issued in conjunction with the 91 Hill Avenue transaction are exercisable at the greater of $0.10 or $0.25 less than the current stock price.

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

Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan

The Amended and Restated Number 1, 2004, Non-Statutory Stock Option Plan was adopted by the Board of Directors on April 16, 2004. This restated plan took the same form as the 2004 Non-Statutory Stock Option Plan with the exception that the maximum number of options authorized under this plan was increased in March 2010 [Should this be April?] to 32 million.

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

Item 13. Certain Relationships and Related-Transactions, and director independence

Transactions with related persons

Information regarding transactions with related persons is included in Note 9 to the Company’s consolidated financial statements under the heading “Related Party Transactions” in Part II, Item 8 of this report, which is incorporated herein by reference.

Director Independence

Darryl K. Horne, John A. Moore and Evan Auld-Susott serve as the directors of the Company. Mr. Moore is considered "independent" as defined under NASDAQ rules. There were no transactions, relationships or arrangements not disclosed in this Item 13 that were considered by the Company's Board of Directors under the applicable independence definitions in determining that Mr. Moore is independent. The Company does not have a majority of independent directors and the Audit and Compensation committees do not meet the independence requirements under NASDAQ rules.

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Auditors

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of the Company’s annual financial statements for the year ended December 31, 2012 and December 25, 2011, quarterly filings for 2012 and 2011, and fees filed for other services rendered.

	Stegman	Stegman
	2012	2011
Audit Fees	$73,600	$70,500
Audit Related Fees	-	-
Tax Fees	5,400	-
All Other Fees	-	-
	$79,000	$70,500

All of the fees listed above were approved under the approval provisions of paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The fees listed above under “Audit Fees” relate to the audit of our annual financial statement over financial reporting for the year ended December 31, 2012, including services for the reviews of the financial statements included in our quarterly reports filed on Form 10-Q for the 2012 period, and for services in connection with the audit of our annual financial statements for the fiscal-year ended December 25, 2011, [including services for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the 2011 period].

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934., the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April 2013.

Horne International, Inc.

Date: April 16, 2013	By: /s/ DARRYL K. HORNE
Name: Darryl K. Horne Title: Interim Chief Executive Officer, President, Chairman and Director

Date: April 16, 2013	By: /s/ MARLA PERDUE
Name: Marla Perdue Title: Interim Chief Financial Officer (PFO)

Date: April 16, 2013	By: /s/ EVAN AULD-SUSOTT
Name: Evan Auld-Susott Title: Director

Date: April 16, 2013	By: /s/ JOHN A. MOORE, JR.
Name: John A. Moore, Jr. Title: Director

Power of Authority

Know by all persons by these presents, that each person whose signature appears below above constitutes and appoints jointly and severally, Darryl K. Horne, Marla Perdue, Evan Auld-Susott, and John A. Moore, Jr., and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys –in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DARRY K. HORNE	Chief Executive Officer, President and Director	April 16, 2013

/s/ MARLA PERDUE	Interim Chief Financial Officer	April 16, 2013

/s/ EVAN AULD-SUSOTT	Director	April 16, 2013

/s/ JOHN A. MOORE, JR.	Director	April 16, 2013

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.2	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.3	Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.4	Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.5	Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.6	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005).
3.7	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006).
3.8	Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006).
4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
10.1+	Employment Agreement, dated as of May 11, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2005).
10.2+	First Amendment to Employment Agreement, dated as of May 23, 2005, by and between Spectrum Sciences & Software Holdings Corp. and Darryl K. Horne (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2005).
10.3+	2004 Non-Statutory Stock Option Plan, dated March 11, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004).
10.4+	Amended and Restated Number 1 2004 Non-Statutory Stock Option Plan, dated April 16, 2004 (previously filed on Form S-8, filed with the Securities and Exchange Commission on April 21, 2004).
10.5+	Amended and Restated Number 2 2004 Non-Statutory Stock Option Plan, dated November 15, 2004 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004).
10.6	Amended Notes of Darryl K. Horne and Trevor R. Foster (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2012).
10.7	Loan Agreement dated December 29, 2011 between Horne International, Inc. and Trevor Foster (previously filed on Form 8-K with the Securities and Exchange Commission on January 3, 2012).

10.8	Promissory Note dated December 29, 2011 issued by Horne International, Inc. to Trevor Foster (previously filed on Form 8-K with the Securities and Exchange Commission on January 3, 2012).
10.9	Loan Agreement dated December 29, 2011 between Horne International, Inc. and Darryl K. Horne (previously filed on Form 8-K with the Securities and Exchange Commission on January 3, 2012).
10.10	Promissory Note dated December 29, 2011 issued by Horne International, Inc. to Darryl K. Horne (previously filed on Form 8-K with the Securities and Exchange Commission on January 3, 2012).
10.11	Restricted Stock Award Agreement dated May 16, 2012 with [__________].*
10.12	Merchant Banking Agreement dated June 4, 2012 with Lion Partners, Limited.*
14.1	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 13, 2004).
21*	List of Subsidiaries
23*	Consent of Stegman & Company
24	Powers of Attorney (see signature page hereto)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.

