Form 10-Q
period 2013-03-31
HORNE INTERNATIONAL, INC.
filed 2013-08-20
CIK 1229195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

Large Accelerated filer☐ Accelerated Filer☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒
(Do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of August 8, 2013 there were 47,306,054 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

HORNE INTERNATIONAL, INC.

Horne International, Inc.

Consolidated Balance Sheets (Unaudited)

(Dollars shown in thousands except share amounts)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$6	$8
Receivables, net	1,022	1,116
Prepaid expenses and other current assets	36	30
Total current assets	1,064	1,154

Property and equipment, net	-	6
Other assets	19	19
TOTAL ASSETS	$1,083	$1,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$644	$695
Line of credit	-	118
Accrued expenses	1,316	1,345
Debt, net of discount	1,443	1,069
Other current liabilities	-	7
Total current liabilities	3,403	3,234

Total Liabilities	3,403	3,234

Stockholders' deficit
Preferred stock, $.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized,	-	-
47,306,054 issued and outstanding	5	5
Additional paid-in capital	80,251	80,200
Accumulated deficit	(82,576)	(82,260)

Total stockholders' deficit	(2,320)	(2,055)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,083	$1,179

See accompanying notes to consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars shown in thousands except share and per share amounts)

	Three Months Ended
	March 31, 2013	March 25, 2012

Revenue	$25	$1,430

Cost of revenue	42	1,277

Gross profit	(17)	153

Operating expense	254	438

Net operating loss	(271)	(285)

Non-operating expense, net	(45)	(51)

Loss before income taxes	(316)	(336)

Income tax expense (benefit)	-	-

Net loss	$(316)	$(336)

Weighted average common shares outstanding:
Basic and diluted	47,306,054	44,967,592

Basic and diluted net loss per share	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 31, 2013

(Dollars shown in thousands except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance as of December 31, 2012	47,306,054	$5	$80,200	$(82,260)	$(2,055)

Net loss		-	-	(316)	(316)
Stock-based compensation		-	9	-	9
Debt discount for beneficial conversion feature		-	42	-	42

Balance as of March 31, 2013	47,306,054	$5	$80,251	$(82,576)	$(2,320)

See accompanying notes to the consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated StatementS of Cash Flows (Unaudited)

For The Three Months Ended March 31, 2013 and March 25, 2012

(Dollars shown in thousands)

	Three Months Ended
	March 31,	March 25,
	2013	2012
Cash flows from operating activities:
Net loss	$(316)	$(336)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9	26
Depreciation and amortization	6	8
Bad debt recovery, net	(81)	-
Issuance of common stock	-	50
Amortization of debt discount included in interest expense	16	9
Changes in assets and liabilities
Receivables, net	175	115
Prepaid expenses and other current assets	12	-
Accounts payable	37	232
Accrued expenses	16	(215)
Net cash used in operations	(126)	(111)

Cash flows from financing activities:
Proceeds from issuance of related party notes	191	150
Proceeds from convertible notes	58	-
Net payments on lines of credit	(118)	-
Principal payments on other debt	(7)	(77)
Net cash provided by financing activities	124	73

Decrease in cash	(2)	(38)
Cash at beginning of period	8	152
Cash at end of period	$6	$114

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$3
Cash paid for taxes	$-	$-
Supplemental schedule of non-cash activities:
Provision for debt discount	$42	$75
Conversion of account payable to note payable	$151	$-
Reclassification of accrued liability to accounts payable	$45	$-
Addition to other current assets and accounts payable	$18	$-

See accompanying notes to the consolidated financial statements (unaudited).

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and March 25, 2012

1.	organization and nature of business and uncertainty

Horne International, Inc. (the “Company” or “Horne”), headquartered in Fairfax, Virginia, is an engineering services company which has historically focused on providing integrated, systems approach-based solutions to the energy and environmental sectors. The Company’s solutions are sustainable, agile, and provide immediate as well as long term results. We provide products and services to both the United States Government and to commercial customers.

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the years ended December 31, 2012 and December 25, 2011, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the three months ended March 31, 2013, the Company experienced a major decrease in revenue, incurred a net loss of approximately $316,000 and had a stockholders’ deficit of approximately $2,320,000 as of that date.

The consolidated financial statements presented above and the accompanying Notes have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect our ability to continue as a going concern.

Due to the conditions and events discussed above, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company is dependent upon operating cash flow in addition to financing cash inflows to meet its working capital needs. The Company is considering all strategic options to generate revenue and thereby improve its liquidity and provide it with working capital to fund its continuing business operations, including debt service obligations, which include developing new business opportunities to generate revenue, equity offerings, and debt financings from related parties and others. At March 31, 2013, the Company’s aggregate obligation for amounts borrowed, before discounts, amounted to $1,506,000, of which $1,195,000 represented borrowings from related parties.

On May 21, 2013, the Company received notification that its failure to file this Form 10-Q for the quarter ended June 30, 2013 with the Securities & Exchange Commission (“SEC”) on a timely basis had resulted in an Event of Default, as defined, under a certain security purchase agreement, which was not cured within the 5-day period allowed.  See Note 5 – Related Party Debt and Other Borrowings for a further description.

Furthermore, the Company failed to make a payment of principal and interest to a creditor due on August 1, 2013, which failure constituted a default under the note agreement.   See Note 5 – Related Party Debt and Other Borrowings for a further description.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Prior to the end of fiscal year 2012, the fiscal year for the Company was either a 52-or 53-week period ending on the last Sunday in each December. Effective December 31, 2012, the Company changed to a calendar year basis for its fiscal year and quarterly reporting. Accordingly, the end of the first quarter of fiscal 2013 was March 31, 2013.

The consolidated financial statements include the accounts of Horne and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2013, and March 25, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and March 25, 2012

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Revenue Recognition

Historically, revenues have been derived from three sources:

(i)	Government and private sector service fees under contracts for professional services and reimbursable travel and training. Revenues from cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred.
(ii)	License, installation and maintenance fees, as an agent of implementation of network services. We recognize revenue on a net basis excluding taxes collected from customers and remitted to government authorities.
(iii)	Reselling of hosted module leased equipment to retain ownership. Revenue is recognized once delivery has occurred.

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

Significant Customers and Credit Risks

Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations. The Company’s primary customers are government entities. In December 2012 the Company was notified that one of its two principal contracts would not be renewed, while the second one ended as of December 31, 2012. These two contracts represented approximately 84% of the Company’s 2012 revenues, causing a significant loss of future revenue. For the three months ended March 31, 2013, the Company had no significant customers in terms of revenue contribution.

Concentration of Credit Risk

As of March 31, 2013, the Company had one customer that accounted for approximately 89% of its accounts receivable. As of December 31, 2012, the Company had one customer that accounted for approximately 82% of its receivables, net.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and March 25, 2012

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

Property and Equipment

All property and equipment are carried at their cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the underlying assets. The lives have historically ranged from 3 to 10 years depending on asset type. Routine maintenance and repairs are expensed as incurred. Major replacements and improvements are capitalized. Leasehold improvements are amortized over the shorter of their useful life or the lease term.

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

The Company currently has a net operating loss carry forward of approximately $56.7 million at March 31, 2013. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements due to the possibility that the net operating loss carry forward may not be utilized for various reasons, particularly including the potential that the Company might not have sufficient profits in future years to use all or a portion of the carry forward, or the carry forward may be limited as a result of changes in the Company’s equity ownership.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 539,639 and 3,089,993 were not included in the computation of diluted loss per share for the three months ended March 31, 2013 and March 25, 2012, respectively, as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and March 25, 2012

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

Recent Accounting Pronouncements

Management does not believe that any recent adopted or proposed accounting pronouncements will have a material effect on their financial statements.

3.	RECEIVABLES, NET (in thousands)

Receivables, net, primarily comprise of amounts due to the Company for work performed on contracts directly related to commercial and government customers. At March 31, 2013 the Company has a nominal bad debt reserve as most of its contracts are with governmental entities.

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.

	March 31,	December 31,
Receivables, net	2013	2012
Billed	$116	$291
Unbilled	917	917
Allowance for uncollectable account	(11)	(92)
Total Receivables, Net	$1,022	$1,116

4.	Property and equipment (in thousands)

	March 31,	December 31,
Property and Equipment	2013	2012
Buildings and Improvements	$18	$18
Furniture and Fixtures	35	35
Office Equipment	117	117
Total	$170	$170
Accumulated Depreciation	(170)	(164)
Property and Equipment, net	$-	$6

5.	ReLated Party DEBT AND OTHER BORROWINGS

The Company’s borrowings, consisting of related party receivable financing, unsecured notes, and other borrowings net of discount, were approximately $1,443,000 as of March 31, 2013 and 1,069,000 as of December 31, 2012. The rates on the related party notes are 13%, 7% and 8%.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and March 25, 2012

Darryl Horne Notes

During 2008, the Company entered into an initial Loan Agreement with Darryl K. Horne, the Company’s Founder and current Chairman. The Loan Agreement permitted the Company to borrow up to $525,000 at 8% interest. On January 15, 2013, the Loan Agreement was amended to permit borrowing up to $1,000,000. As of March 31, 2013, the aggregate outstanding principal balance due to Mr. Horne under the Loan Agreement amounts to $955,000 and is comprised of 10 notes in amounts ranging from $50,000 to $195,000, including three notes with an aggregate total of $191,000 issued in January 2013. The interest rate on such notes is 8%. Further, one additional note in the amount of $50,000 with an interest rate of 7% is convertible into Company common stock at an exercise price of $.10 per share. The related accrued interest balance at March 31, 2013 for all the aforementioned notes issued to Mr. Horne is $131,635.

Evan Auld-Susott Note

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s former Chief Executive Officer, as agent of the Susott Family Limited Partnership (FLP). Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13%. As of March 31, 2013, the outstanding balance is $190,000 and the accrued interest balance is $37,265. The loan is not convertible into any Company securities.

Trevor Foster Note

On December 29, 2011, the Company entered into a Loan Agreement with Trevor Foster pursuant to which the Company borrowed $100,000 from Mr. Foster in exchange for a promissory note. The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning March 31, 2012. The note is unsecured. On May 7, 2012 an amendment was made to the Loan Agreement that permits Mr. Foster to convert the entire principal loan balance into Company common stock at a conversion price equal to $.10 per share. As of March 31, 2013, the outstanding balance of the loan is $100,000 and the accrued interest balance is $8,884.

Other Borrowings

On February 19, 2013, the Company entered into a security purchase agreement with Asher Enterprises, Inc. (“Asher”). The Company issued a convertible note with a principal amount of $58,000 and maturity date of November 21, 2013. The note bears interest of 8%, payable at maturity, or earlier in the event of prepayment, and is convertible to Company common stock at a Variable Conversion Price of 58% multiplied by the Market Price. The Market Price is defined as the average of the lowest three trading prices during a ten day period prior to conversion. The maturity date of the note is November 21, 2013. The issuance of the Note was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company has the right to prepay the obligation at any time prior to August 18, 2013 with a payment of principal, a premium ranging up to 44% of principal and accrued and unpaid interest. At March 31, 2013, the accrued interest balance was $508.

In May, 2013, an Event of Default occurred with respect to this convertible note. See Note 9 – Subsequent Events.

The convertible notes of $50,000, $100,000 and $58,000 issued to Mr. Horne, Mr. Foster and Asher, respectfully, contain a "beneficial conversion" feature that required separate recognition, at issuance, of a portion of the proceeds equal to the intrinsic value of the feature as additional paid-in-capital. This "discount" is being amortized using the effective interest method through a charge to interest expense over the term of the notes. The notes with Mr. Horne, Mr. Foster are convertible into up to 1,500,000 shares of common stock. The maximum number of shares into which the note with Asher could be converted is not quantifiable as the Variable Conversion Price is unknown.

On March 12, 2013, the Company entered into a note agreement with a creditor to finance and outstanding liability in the amount of $153,498. Monthly principal payments in the amount of $25,583 plus interest of 6% are scheduled to begin August 1, 2013 with a final balloon payment of $51,166 to be made on December 1, 2013. The Company did not make the August 1, 2013 principal and interest payment; accordingly, this note is in default. See Note 9 – Subsequent Events.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and March 25, 2012

6.	Line of Credit

In April 2011, the Company entered into a financing agreement with United Capital Funding under which the Company can elect to factor certain eligible accounts receivable. The Company is able to receive up to 85 percent of the amount of any invoices factored to the lender. The agreement calls for a minimum factoring fee of 4.25% for the first five days and 4.25% for each additional five day period. At March 31, 2013, the amount borrowed and payable under this facility is $0.

7.	common stock and STock Option plan

On March 22, 2010, the Company entered into a strategic partnership and related Stock Option Agreement and Restricted Stock Agreement with Intelligent Decisions, Inc. (“Intelligent”). Intelligent is an information technology services company headquartered in Ashburn, Virginia, servicing both commercial and government customers. The partnership between the parties provides for Intelligent to provide business support services to the Company. On March 6, 2012, the Company notified Intelligent of the termination of a Stock Option Agreement and Restricted Stock Agreement between the two parties which pertained to certain Business Services, as defined, that Intelligent is to provide to the Company as requested. The Company unilaterally cancelled 4,166,667 options associated with the agreements. Further, as of June 24, 2012, the Company unilaterally cancelled the remaining 4,166,667 options of stock associated with the agreement. As a result of these actions the Company faced the possibility of a contingent liability and pending litigation. The Company is currently in negotiations with Intelligent to resolve this matter.

On January 3, 2012, 91 Hill, LLC, an entity owned by Darryl Horne , the Company’s Chairman, and an affiliate of Evan Auld-Susott, the Company’s former Chief Executive Officer, exercised 500,000 shares of its stock option to purchase up to 2,000,000 common shares at the exercise price of $0.10 per share, and received 500,000 shares of the Company’s common stock. Such shares were sold in May 2013. The remainder of the option to purchase 1,500,000 common shares expired on December 31, 2012.

The Company has a stock option plan available to eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company by providing eligible persons an additional incentive to promote the success of the Company as deemed appropriate by senior management. This is accomplished by providing for the granting of Non-Statutory Stock Options to employees, non-employee directors, consultants and advisors. During the first three months of 2013, the Company did not make any option grants.

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has included a vesting period for most options granted.

The table below summarizes our stock option activity during the three months ended March 31, 2013.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs)	Aggregate Intrinsic Value
Options Outstanding 12/31/2012	566,790	$0.22	1.30	$0
Granted	-
Exercised	-
Forfeited	(27,151)	$0.25
Options Outstanding 03/31/2013	539,639	$0.21	1.05	$0
Options Exercisable 03/31/2013	315,916	$0.22	0.99	$0

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and March 25, 2012

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space at one location in the United States. Rent expense totaled approximately $36,000 for the three month periods ending March 31, 2013 and March 25, 2012. The lease termination date of August 31, 2013 for this office space was renegotiated to terminate June 30, 2013 after which the Company will rent a reduced amount of space on a month to month basis. The aggregate minimum lease payments payable after March 31, 2013 total approximately $36,000.

Contingent Liabilities

The Company, through its Horne Engineering Services subsidiary, was a member of Weskem LLC a company that specialized in environmental remediation. In 2011 the Company received notice of an outstanding legal liability of $10,000 associated with activities of Weskem. There may be future liabilities but at this time such liabilities are not quantifiable.

9.	SUBSEQUENT EVENT

On May 21, 2013, the Company received notification that its failure to file this Form 10-Q for the quarter ended March 31, 2013 with the Securities & Exchange Commission (“SEC”) on a timely basis had resulted in an Event of Default, as defined, under the security purchase agreement with Asher, which was not cured within a 5-day period allowed. Accordingly, in accordance with the terms of the convertible note, the principal amount increased to 150% of the original note amount, or $87,000 (“Default Amount”), the interest rate of 8% increased to a default interest rate of 22%, and the obligation of $87,000 and accrued interest thereon became payable on demand and convertible upon the sole election of Asher. Until such time as this Form 10-Q for the quarter ended March 31, 2013 is filed with the SEC, the obligation remains payable upon demand.

The Company failed to make a payment of principal and interest to a creditor due on August 1, 2013, which failure constituted a default under the note agreement.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and March 25, 2012

ITEM 2.           MANAGEMENT’S DISCUSSION AND analysis of financial condition and results of operations

The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our annual report on Form 10-K for the fiscal year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors,” contained in our Annual Report of Form 10-K for the fiscal year ended December 31, 2013, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Horne Engineering Services LLC, focuses on providing program engineering, energy solutions, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, public outreach, and product solutions. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, Transportation and other civilian agencies.

On February 6, 2012 the Company incorporated Hornet LLC. The Company focuses on cloud based technology, by providing hosted voice services, application and infrastructure management, and security solutions with the anticipation of having both Government and Commercial accounts.

On February 6, 2012, the Company incorporated BEES LLC to expand its current Efficiency Solutions business. The Company expects that BEES LLC will provide services to maximize building energy efficiency with a focus on Commercial and Government customers. As of March 31, 2013, BEES LLC did not have any business operations.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.

Critical Accounting Policies and estimates

In our Form 10-K for the fiscal year ended December 31, 2012, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, stock-based compensation and net operating losses and tax credit carryforwards. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2013.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and March 25, 2012

Comparison of THREE Months Ended March 31, 2013, and March 25, 2012

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (in thousands)

	March 31, 2013		March 25, 2012
Revenue	$25	100.0%	$1,430	100.0%
Gross profit	(17)	(68.0)%	153	10.7%
Net operating loss	$(271)	(1084.0)%	(285)	(19.9)%

Revenue for the quarter ended March 31, 2013, decreased to $25,000 from $1,430,000 in the quarter ended March 25, 2012, a decrease of approximately $1.4 million. The principal reason for the decrease was the termination of the Company’s two major contracts in effect in 2012, with no new contracts entered into in the quarter ended March 31, 2013 as new sources of revenue. Both gross profit and gross margin as a percentage of revenue decreased due to the substantial decrease in revenue and revenue mix. The overall operating loss in the first quarter of 2013 included the favorable impact of a net $81,000 reduction in the reserve for doubtful accounts reflecting the collection in full in July 2013 of an account receivable which had been fully reserved for at December 31, 2012. Compared to the first quarter of 2012, the greater operating loss in the current quarter before the effect of the net receivables recovery is primarily due to the material decrease in revenue, which could not be offset by a commensurate decrease in costs due to the fixed nature of certain expenses such as professional fees, facilities and other infrastructure costs.

Liquidity and Capital Resources

Cash totaled approximately $6,000 at March 31, 2013. During the three months ended March 31, 2013 cash decreased by $2,000 principally due to the operating loss sustained, offset by net collections of $175,000 on receivable, net, and a net increase in debt financing of $124,000.

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the year ended December 31, 2012, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the three months ended March 31, 2012, the Company experienced a major decrease in revenue, incurred a net loss of $316,000 and had a stockholders’ deficit of $2,320,000 million as of that date.

The consolidated financial statements presented above and the accompanying Notes have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect our ability to continue as a going concern.

Due to the conditions and events discussed above, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company is dependent upon available cash and operating cash flow in addition to financing cash inflows to meet its working capital needs. The Company is considering strategic options to generate revenue and thereby improve its liquidity and provide it with working capital to fund its continuing business operations, including debt service obligations, which includes developing new business opportunities to generate revenue, equity offerings and debt financings from related parties and others as alternatives to improve its cash requirements.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and March 25, 2012

The Company anticipates that its future funding sources would primarily be in the form of notes from related parties or non-traditional, non-banking sources or equity financings. Given our past financial performance, the costs and fees associated with funding sources may be more expensive than the Company has historically paid.

The Company has no present binding commitments for additional financing. There is no guarantee that such additional financing will be available to the Company on commercially reasonable terms, or at all.

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

Foreign Exchange Risk

We currently do not have any foreign currency risk and accordingly, estimate that an immediate 10 percent change in foreign exchange rates would have no impact on our reported results of operations. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2013 there has been no change in our internal control over financial reporting (as defined in rule 13 a-i 5(f under the exchange act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Horne International, Inc.

PART II - OTHER INFORMATION

ITEM 1.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Horne International, Inc.

EXHIBITS

ITEM 6.      EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.2	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.3	Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.4	Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.5	Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.6	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005).
3.7	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006).
3.8	Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006).
4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
10.1	Amended Notes of Darryl K. Horne and Trevor R. Foster (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2012).
14.1	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 13, 2004).
31.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer & Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	To be filed by amendment.

Horne International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horne International, Inc.

August 20, 2013	By:	/s/ Dallas Evans
Date	Dallas Evans
Chief Executive Officer (Principal Executive Officer)
Interim Chief Financial Officer (Principal Accounting Officer)

