Form 10-Q
period 2013-06-30
HORNE INTERNATIONAL, INC.
filed 2013-08-20
CIK 1229195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

HORNE INTERNATIONAL, INC.

Horne International, Inc.

Consolidated Balance Sheets (Unaudited)

(Dollars shown in thousands except share amounts)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$1	$8
Receivables, net	1,033	1,116
Prepaid expenses and other current assets	45	30
Total current assets	1,079	1,154

Property and equipment, net	-	6
Other assets	-	19
TOTAL ASSETS	$1,079	$1,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$682	$695
Line of credit	-	118
Accrued expenses	1,379	1,345
Debt, net of discount	1,523	1,069
Other current liabilities	-	7
Total current liabilities	3,584	3,234

Total Liabilities	3,584	3,234

Stockholders' deficit
Preferred stock, $.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized,	-	-
47,306,054 issued and outstanding	5	5
Additional paid-in capital	80,281	80,200
Accumulated deficit	(82,791)	(82,260)

Total stockholders' deficit	(2,505)	(2,055)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,079	$1,179

See accompanying notes to consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars shown in thousands except share and per share amounts)

	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012

Revenues	$25	$974	$50	$2,404

Cost of revenues	22	827	64	2,104

Gross profit	3	147	(14)	300

Operating expenses	120	506	374	944
				871
Operating loss	(117)	(359)	(388)	(644)

Non-operating expense, net	(98)	(147)	(143)	(198)

Loss before income taxes	(215)	(506)	(531)	(842)

Income tax (expense) benefit	-	-	-	-

Net Loss	$(215)	$(506)	$(531)	$(842)

Weighted average common shares outstanding:
Basic and diluted	47,306,054	47,126,697	47,306,054	46,069,433

Basic and diluted net loss per share	$(0.00)	$(0.01)	(0.01)	$(0.02)

See accompanying notes to consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Six Months Ended June 30, 2013

(Dollars shown in thousands except share amounts)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance as of December 31, 2012	47,306,054	$5	$80,200	$(82,260)	$(2,055)

Net loss		-	-	(531)	(531)
Stock-based compensation		-	18	-	18
Debt discount for beneficial conversion feature		-	63	-	63

Balance as of June 30, 2013	47,306,054	$5	$80,281	$(82,791)	$(2,505)

See accompanying notes to the consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated StatementS of Cash Flows (Unaudited)

For The Six Months Ended June 30, 2013 and June 24, 2012

(Dollars shown in thousands)

	Six Months Ended
	June 30,	June 24,
	2013	2012
Cash flows from operating activities:
Net loss	$(531)	$(842)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18	55
Depreciation and amortization	6	17
Bad debt recovery, net	(81)	-
Note default penalty	29
Amortization of debt discount included in interest expense	45	19
Changes in assets and liabilities
Receivables, net	164	(1)
Prepaid expenses and other current assets	21	(20)
Accounts payable	94	241
Accrued expenses	79	(213)
Net cash used in operations	(156)	(744)

Cash flows from financing activities:
Proceeds from issuance of debt	216	155
Proceeds from convertible notes	58	-
Proceeds from issuance of common stock	-	280
Net proceeds (payments) on lines of credit	(118)	260
Principal payments on other debt	(7)	(88)
Net cash provided by financing activities	149	607

Decrease in cash	(7)	(137)
Cash a at beginning of period	8	152
Cash at end of period	$1	$15

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$3
Cash paid for taxes	$-	$-
Supplemental schedule of non-cash activities:
Provision for debt discount	$63	$75
Conversion of account payable to note payable	$151	$-
Reclassification of accrued liability to accounts payable	$45	$-
Addition to other current assets and accounts payable	$18	$-
Addition of prepaid expenses and notes payable	$19	$-
Use of rent deposit in lieu of payment	$19	$-

See accompanying notes to the consolidated financial statements (unaudited).

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and June 24, 2012

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

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the years ended December 31, 2012 and December 25, 2011, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the six months ended June 30, 2013, the Company experienced a major decrease in revenue, incurred a net loss of approximately $531,000 and had a stockholders’ deficit of approximately $2,505,000 as of that date.

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

The Company is dependent upon operating cash flow in addition to financing cash inflows to meet its working capital needs. The Company is considering all strategic options to generate revenue and thereby improve its liquidity and provide it with working capital to fund its continuing business operations, including debt service obligations, which include developing new business opportunities to generate revenue, equity offerings, and debt financings from related parties and others. At June 30, 2013, the Company’s aggregate obligation for amounts borrowed, before discounts, amounted to $1,579,000, of which $1,238,000 represented borrowings from related parties.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Prior to the end of fiscal year 2012, the fiscal year for the Company was either a 52-or 53-week period ending on the last Sunday in each December. Effective December 31, 2012, the Company changed to a calendar year basis for its fiscal year and quarterly reporting. Accordingly, the end of the second quarter of fiscal 2013 was June 30, 2013.

The consolidated financial statements include the accounts of Horne and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and June 24, 2012

The accompanying unaudited consolidated financial statements for the six-month periods ended June 30, 2013, and June 24, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Significant Customers and Credit Risks

Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations. The Company’s primary customers are government entities. In December 2012, the Company was notified that one of its two principal contracts would not be renewed, while the second one ended as of December 31, 2012. These two contracts represented approximately 84% of the Company’s 2012 revenues, causing a significant loss of future revenue. For the six months ended June 30, 2013, the Company added no significant customers in terms of revenue contribution.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and June 24, 2012

Concentration of Credit Risk

As of June 30, 2013, the Company had one customer that accounted for approximately 89% of its accounts receivable. As of December 31, 2012, the Company had one customer that accounted for approximately 82% of its receivables, net.

In determining the allowance for doubtful accounts, the Company analyzes the aging of the accounts receivable, historical bad debts, customer creditworthiness, and specific situations involving its customers. As the majority of the Company’s work is government related, the risk of uncollectible debt is greatly reduced. The Company records specific bad debt reserves when it considers its ability to collect an amount to be in doubt.

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

The Company currently has a net operating loss carry forward of approximately $56.9 million at June 30, 2013. The Company has not recorded this federal tax benefit in the accompanying consolidated financial statements due to the possibility that the net operating loss carry forward may not be utilized for various reasons, particularly including the potential that the Company might not have sufficient profits in future years to use all or a portion of the carry forward, or the carry forward may be limited as a result of changes in the Company’s equity ownership.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 435,001 and 3,080,380 were not included in the computation of diluted loss per share for the six months ended June 30, 2013 and June 24, 2012, respectively, as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and June 24, 2012

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

3.     RECEIVABLES, NET (in thousands)

Receivables, net primarily comprise of amounts due to the Company for work performed on contracts directly related to commercial and government customers. The Company has a nominal bad debt reserve as most of our contracts are with governmental entities.

Unbilled receivables represent recoverable costs and estimated earnings consisting principally of contract revenues that have been recognized for accounting purposes but are not yet billable to the customer based upon the respective contract terms.

	June 30,	December 31,
	2013	2012
Receivables, net
Billed	$119	$291
Unbilled	925	917
Allowance for uncollectable account	(11)	(92)
Total Receivables, Net	$1,033	$1,116

4.     Property and equipment (in thousands)

	June 30,	December 31,
	2013	2012
Property and Equipment
Buildings and Improvements	$18	$18
Furniture and Fixtures	35	35
Office Equipment	117	117
Total	$170	$170
Accumulated Depreciation	(170)	(164)
Property and Equipment, net	$-	$6

5.     RELATED PARTY DEBT AND OTHER BORROWINGS

The Company’s borrowings, consisting of related party receivable financing, unsecured notes, and other borrowings net of discount, were approximately $1,523,000 as of June 30, 2013 and 1,069,000 as of December 31, 2012. The rates on the related party notes are 13%, 7% and 8%.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and June 24, 2012

Darryl Horne Notes

During 2008, the Company entered into an initial Loan Agreement with Darryl K. Horne, the Company’s Founder and current Chairman. The Loan Agreement permitted the Company to borrow up to $525,000 at 8% interest. On January 15, 2013, the Loan Agreement was amended to permit borrowing up to $1,000,000. As of June 30, 2013, the aggregate outstanding principal balance due to Mr. Horne under the Loan Agreement amounts to $980,000 and is comprised of 11 notes in amounts ranging from $50,000 to $195,000, including one note for $25,000 issued in April 2013. The interest rate on such notes is 8%. Further, one additional note with Mr. Horne in the amount of $50,000, with an interest rate of 7%, is convertible into Company common stock at an exercise price of $.10 per share. The related accrued interest balance at June 30, 2013 for all the aforementioned notes issued to Mr. Horne is $149,000.

Evan Auld-Susott Note

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s former Chief Executive Officer, as agent of the Susott Family Limited Partnership (FLP). Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13%. As of June 30, 2013, the outstanding balance is $209,000 and the accrued interest balance is $43,000. The loan is not convertible into any of the Company’s equity securities.

Trevor Foster Note

On December 29, 2011, the Company entered into a Loan Agreement with Trevor Foster pursuant to which the Company borrowed $100,000 from Mr. Foster in exchange for a promissory note. The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning June 30, 2012. No such principal and interest payments have been made by the Company. The note is unsecured. On May 7, 2012 an amendment was made to the Loan Agreement that permits Mr. Foster to convert the entire principal loan balance into Company common stock at a conversion price equal to $.10 per share. As of June 30, 2013, the outstanding balance of the loan is $100,000 and the accrued interest balance is $11,000.

Other Borrowings

On February 19, 2013, the Company entered into a security purchase agreement with Asher Enterprises, Inc. (“Asher”). The Company issued a convertible note with a principal amount of $58,000 and maturity date of November 21, 2013. The note bears interest of 8%, payable at maturity, or earlier in the event of prepayment, and is convertible into common stock at a Variable Conversion Price of 58% multiplied by the Market Price. The Market Price is defined as the average of the lowest three trading prices during a ten day period prior to conversion. The issuance of the Note was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company had the right to prepay the obligation at any time prior to August 18, 2013 with a payment of principal, a premium ranging up to 44% of principal and accrued and unpaid interest.

On May 21, 2013, the Company received notification that its failure to file this Form 10-Q for the quarter ended June 30, 2013 with the Securities & Exchange Commission (“SEC”) on a timely basis had resulted in an Event of Default, as defined, under the security purchase agreement with Asher, which was not cured within the 5-day period allowed. Accordingly, in accordance with the terms of the convertible note, the principal amount increased to 150% of the original note amount, or $87,000 (“Default Amount”), the interest rate of 8% increased to a default interest rate of 22%, and the obligation of $87,000 and accrued interest thereon became payable on demand and convertible upon the sole election of Asher. Until such time as this Form 10-Q for the quarter ended June 30, 2013 is filed with the SEC, the obligation remains payable upon demand.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and June 24, 2012

The convertible notes of $50,000, $100,000 and $58,000 issued to Mr. Horne, Mr. Foster and Asher, respectfully, contain a "beneficial conversion" feature that required separate recognition, at issuance, of a portion of the proceeds equal to the intrinsic value of the feature as additional paid-in-capital. This "discount" is being amortized using the effective interest method through a charge to interest expense over the term of the notes. The notes with Mr. Horne and Mr. Foster are convertible into up to 1,500,000 shares of common stock. The maximum number of shares into which the note with Asher could be converted is not quantifiable as the Variable Conversion Price is unknown.

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

In April 2011, the Company entered into a financing agreement with United Capital Funding under which the Company can elect to factor certain eligible accounts receivable. The Company is able to receive up to 85 percent of the amount of any invoices factored to the lender. The agreement calls for a minimum factoring fee of 4.25% for the first five days and 4.25% for each additional five day period. At June 30, 2013, the amount borrowed and payable under this facility is $0.

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

On January 3, 2012, 91 Hill, LLC, an entity owned by Darryl Horne , the Company’s Chairman, and an affiliate of Evan Auld-Susott, the Company’s former Chief Executive Officer, exercised 500,000 shares of its stock option to purchase up to 2,000,000 common shares at the exercise price of $0.10 per share. Such shares were sold in May 2013. The remainder of the option to purchase 1,500,000 common shares expired on December 31, 2012.

The Company has a stock option plan available to eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company by providing eligible persons an additional incentive to promote the success of the Company as deemed appropriate by senior management. This is accomplished by providing for the granting of Non-Statutory Stock Options to employees, non-employee directors, consultants and advisors. During the six months ended June 30, 2013, the Company did not make any option grants.

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The related compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has provided for a vesting period for most options granted.

The table below summarizes our stock option activity during the six months ended June 30, 2013.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and June 24, 2012

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs)	Aggregate Intrinsic Value
Options Outstanding 12/31/2012	566,790	$0.22	1.30	$0
Granted	-
Exercised	-
Forfeited	(131,789)	$0.25
Options Outstanding 06/30/2013	435,001	$0.21	0.80	$0
Options Exercisable 06/30/2013	208,916	$0.22	0.71	$0

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space at one location in the United States. Rent expense totaled approximately $72,000 and $69,500 for the six month periods ending June 30, 2013 and June 24, 2012, respectively. The lease termination date of August 31, 2013 for this office space was renegotiated to terminate June 30, 2013 after which the Company will rent a reduced amount of space on a month to month basis.

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

For the Six Months Ended June 30, 2013 and June 24, 2012

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

On February 6, 2012, the Company incorporated BEES LLC to expand its current Efficiency Solutions business. The Company expects that BEES LLC will provide services to maximize building energy efficiency with a focus on Commercial and Government customers. As of June 30, 2013, BEES LLC did not have any business operations.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and June 24, 2012

Critical Accounting Policies and estimates

In our Form 10-K for the fiscal year ended December 31, 2012, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, stock-based compensation and net operating losses and tax credit carryforwards. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2013.

Comparison of THREE Months Ended June 30, 2013 and JUNE 24, 2012

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (in thousands)

	Three Months Ended
	June 30, 2013		June 24, 2012
Revenue	$25	100.0%	$974	100.0%
Gross profit	3	12.0%	147	15.1%
Net operating loss	$(117)	(468.0)%	(359)	(36.9)%

Revenue for the quarter ended June 30, 2013, decreased to $25,000 from $974,000 in the quarter ended June 24, 2012, a decrease of approximately $949,000. The principal reason for the decrease was the termination of the Company’s two major contracts in effect in 2012, with no new contracts entered into in the quarter ended June 30, 2013, nor in the prior quarter, as new sources of revenue. Gross profit decreased due to the substantial decrease in revenue. Compared to the first quarter of 2012, the lower operating loss in the current quarter is principally due to a significant decrease in general and administrative expenses to $121,000 in the current period from $506,000 in the year ago period, or $385,000, partially offset by a $144,000 reduction in gross profit that resulted from the decrease in revenue. The decrease in general and administrative expenses was principally the result of lower compensation and related costs.

Comparison of SIX Months Ended JUNE 30, 2013 AND JUNE 24, 2012

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (in thousands)

	Six months ended
	June 30, 2013		June 24, 2012
Total revenue	$50	100.0%	$2,404	100.0%
Gross profit	(14)	(28.0)%	300	11.5%
Operating loss	(388)	(776.0)%	(644)	(22.7)%

Revenue for the six months ended June 30, 2013, decreased to $50,000 from $2,404,000 in the six months ended June 24, 2012, a decrease of $2,354,000. The principal reason for the decrease was the termination of the Company’s two major contracts in effect in 2012, with no new contracts entered into in the six months ended June 30, 2013, as new sources of revenue. Gross profit decreased due to the substantial decrease in revenue. Compared to the first six months of 2012, the lower operating loss in the current quarter is principally due to a significant decrease in general and administrative expenses to $375,000 in the current period from $944,000 in the year ago period, or $569,000, partially offset by a $314,000 reduction in gross profit that resulted from the decrease in revenue. The decrease in general and administrative expenses was principally the result of lower compensation and related costs.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and June 24, 2012

Liquidity and Capital Resources

The cash balance at June 30, 2013 was $1,000. During the six months ended June 30, 2013 cash decreased by $7,000 principally due to the operating loss sustained of $388,000, offset by net collections of $164,000 on receivable, net, and a net increase in debt financing of $149,000.

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the year ended December 31, 2012, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the six months ended June 30, 2012, the Company experienced a major decrease in revenue, incurred a net loss of $531,000 and had a stockholders’ deficit of $2,505,000 million as of that date.

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

We have identified material weaknesses in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our common stock and otherwise seriously harm our business. Management through, in part, the documentation and assessment of our internal control over financial reporting and pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and item 308 of Regulation S-K has concluded that our internal control over financial reporting had material weaknesses, as of June 30, 2013. Management of the Company does not have the ability to effectively and efficiently prepare consolidated financial statements in accordance with generally accepted accounting principles or pursuant to the rules and regulations of the Securities and Exchange Commission Form l0-Q. We have taken certain actions to begin to address the material weaknesses. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2013 there has been no change in our internal control over financial reporting (as defined in rule 13 a-i 5(f under the exchange act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

