Form 10-Q
period 2013-09-30
HORNE INTERNATIONAL, INC.
filed 2013-11-14
CIK 1229195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

Yes ☐ No ☒

As of October 12, 2013 there were 49,143,167 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Horne International, Inc.

Horne International, Inc.

Consolidated Balance Sheets (Unaudited)

(Dollars shown in thousands except share amounts)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$-	$8
Receivables, net	18	1,116
Prepaid expenses and other current assets	42	30
Total current assets	60	1,154

Property and equipment, net	-	6
Other assets	-	19
TOTAL ASSETS	$60	$1,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$616	$695
Line of credit	-	118
Accrued expenses	529	1,345
Debt, net of discount	1,568	1,069
Other current liabilities	-	7
Total current liabilities	2,713	3,234

Total Liabilities	2,713	3,234

Stockholders' deficit
Preferred stock, $.0001 par value; 20,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized, 49,143,167 (2013) and 47,306,054 (2012) issued and outstanding, respectively	5	5
Additional paid-in capital	80,326	80,200
Accumulated deficit	(82,984)	(82,260)

Total stockholders' deficit	(2,653)	(2,055)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$60	$1,179

See accompanying notes to consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars shown in thousands except share and per share amounts)

	Three months ended		Nine months ended
	September 30,	September 23,	September 30,	September 23,
	2013	2012	2013	2012

Revenues	$11	$1,001	$61	$3,405

Cost of revenues	3	843	67	2,947

Gross profit	8	158	(6)	458

Operating expenses	132	488	506	1,432
				871
Operating loss	(124)	(330)	(512)	(974)

Non-operating expense, net	(69)	(74)	(212)	(272)

Loss before income taxes	(193)	(404)	(724)	(1,246)

Income tax (expense) benefit	-	(3)	-	(3)

Net Loss	$(193)	$(407)	$(724)	$(1,249)

Weighted average common shares outstanding:
Basic and diluted	47,925,358	47,306,045	47,513,248	46,474,060

Basic and diluted net loss per share	$(0.00)	$(0.01)	(0.02)	$(0.03)

See accompanying notes to consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Nine Months Ended September 30, 2013

(Dollars shown in thousands except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2012	47,306,054	$5	$80,200	$(82,260)	$(2,055)
Net loss	-	-	-	(724)	(724)
Stock-based compensation	-	-	23	-	23
Debt discount for beneficial conversion feature	-	-	63	-	63
Stock issued upon note conversion	1,237,113	-	12	-	12
Restricted stock issued for servoces	600,000	-	28	-	28
Balance as of September 30, 2013	49,143,167	$5	$80,326	$(82,984)	$(2,653)

See accompanying notes to the consolidated financial statements (unaudited).

Horne International, Inc.

Consolidated StatementS of Cash Flows (Unaudited)

For The Nine Months Ended September 30, 2013 and September 23, 2012

(Dollars shown in thousands)

	Nine Months Ended
	September 30,	September 23,
	2013	2012
Cash flows from operating activities:
Net loss	$(724)	$(1,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	23	89
Depreciation and amortization	6	23
Bad debt recovery, net	(81)
Gain on disposal of property and equipment	(4)
Stock issued for services	28	-
Note default penalty	29	-
Amortization of debt discount included in interest expense	80	28
Changes in assets and liabilities
Receivables, net	1,179	204
Prepaid expenses and other current assets	6	13
Accounts payable	62	(120)
Accrued expenses	(761)	218
Net cash used in operations	(157)	(794)

Cash flows from financing activities:
Proceeds from issuance of debt	216	690
Proceeds from issuance of convertible notes	58	-
Proceeds from issuance of common stock	-	250
Net (payments) proceeds on lines of credit	(118)	-
Principal payments on other debt	(7)	(254)
Net cash provided by financing activities	149	686

Decrease in cash	(8)	(108)
Cash at beginning of period	8	152
Cash at end of period	$-	$44

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental schedule of non-cash activities:
Provision for debt discount	$63	$75
Payment of service through common stock issuance	$-	$30
Conversion of accounts payable to notes payable	$172	$-
Reclassification of accrued liability to accounts payable	$54	$-
Addition of prepaid expenses and notes payable	$19	$-
Use of rent deposit in lieu of payment	$19	$-
Convertible note conversion	$12	$-

See accompanying notes to the consolidated financial statements (unaudited).

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and September 23, 2012

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

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the years ended December 31, 2012 and December 25, 2011, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the nine months ended September 30, 2013, the Company experienced a major decrease in revenue, incurred a net loss of approximately $724,000 and had a stockholders’ deficit of approximately $2,653,000 as of that date.

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

The Company is dependent upon operating cash flow in addition to financing cash inflows to meet its working capital needs. The Company is considering all strategic options to generate revenue and thereby improve its liquidity and provide it with working capital to fund its continuing business operations, including debt service obligations, which include developing new business opportunities to generate revenue, equity offerings, and debt financings from related parties and others. At September 30, 2013, the Company’s aggregate obligation for amounts borrowed, before discounts, amounted to $1,588,000, of which $1,238,000 represented borrowings from related parties.

On May 21, 2013, the Company received notification that its failure to file Form 10-Q for the quarter ended March 31, 2013 with the Securities & Exchange Commission (“SEC”) on a timely basis had resulted in an Event of Default, as defined, under a certain security purchase agreement, which was not cured within the 5-day period allowed. See Note 5 – Related Party Debt and Other Borrowings for a further description.

Furthermore, the Company failed to make monthly payments of principal and interest to a creditor commencing August 1, 2013, which failure constituted a default under the note agreement. On September 3, 2013, the creditor filed a Confession of Judgment whereby the Promissory Note will earn interest at the rate of 6% from August 2, 2013 until date of payment and the Company will be liable for the note holder’s legal and related costs of approximately $15,000. See Note 5 – Related Party Debt and Other Borrowings for a further description.

Due to the conditions and events discussed above, there is substantial doubt about the Company’s ability to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Prior to the end of fiscal year 2012, the fiscal year for the Company was either a 52-or 53-week period ending on the last Sunday in each December. Effective December 31, 2012, the Company changed to a calendar year basis for its fiscal year and quarterly reporting. Accordingly, the end of the third quarter of fiscal 2013 was September 30, 2013.

The consolidated financial statements include the accounts of Horne and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and September 23, 2012

The accompanying unaudited consolidated financial statements as of and for the three and nine-month periods ended September 30, 2013, and September 23, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Significant Customers and Credit Risks

Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations. The Company’s primary customers are government entities. In December 2012, the Company was notified that one of its two principal contracts would not be renewed, while the second one was terminated as of December 31, 2012. These two contracts represented approximately 84% of the Company’s 2012 revenues, causing a significant loss of future revenue. For the nine months ended September 30, 2013, the Company added no significant customers in terms of revenue contribution.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and September 23, 2012

Concentration of Credit Risk

As of December 31, 2012, the Company had one customer that accounted for approximately 82% of its receivables, net. As of September 30, 2013, there were no material receivables due from one or more customers.

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

The Company currently has a net operating loss carry forward of approximately $61.1 million at September 30, 2013. The Company has not recorded the related federal tax benefit in the accompanying consolidated financial statements due to the possibility that the net operating loss carry forward may not be utilized for various reasons, particularly including the potential that the Company might not have sufficient profits in future years to use all or a portion of the carry forward, or the carry forward may be limited as a result of changes in the Company’s equity ownership.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to the impact of common stock equivalents. The Company’s common stock equivalents consist of employee, director, and consultant stock options to purchase common stock. Common stock equivalents of 435,000 and 2,960,380 were not included in the computation of diluted loss per share for the nine months ended September 30, 2013 and September 23, 2012, respectively, as the inclusion of these common stock equivalents would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and September 23, 2012

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

	September 30,	December 31,
	2013	2012
Receivables, net
Billed	$4	$291
Unbilled	14	917
Allowance for uncollectable account	-	(92)
Total Receivables, Net	$18	$1,116

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and September 23, 2012

4. Property and equipment (in thousands)

	September 30,	December 31,
	2013	2012
Property and Equipment
Buildings and Improvements	$-	$18
Furniture and Fixtures	9	35
Computers and software	42	117
Total	$51	$170
Accumulated Depreciation	(51)	(164)
Property and Equipment, net	$-	$6

Effective July 1, 2013, the Company entered into a new month to month lease for its corporate office whereby it will rent a reduced amount of space for $6,511 per month, agreed to pay a security deposit of $6,511 in three monthly installments due August 1, September 1, and October 1, 2013 and entered into a promissory note dated August 1, 2013 in the amount of $21,462. See Note 5 – Related Party Debt and Other Borrowings.

5. ReLated Party DEBT AND OTHER BORROWINGS

The Company’s borrowings, consisting of related party receivable financing, unsecured notes, and other borrowings net of discount, were approximately $1,568,000 as of September 30, 2013 and 1,069,000 as of December 31, 2012. The interest rates on the related party notes are 13%, 7% and 8%.

Darryl Horne Notes

During 2008, the Company entered into an initial Loan Agreement with Darryl K. Horne, the Company’s Founder and current Chairman. The Loan Agreement permitted the Company to borrow up to $525,000 at 8% interest. On January 15, 2013, the Loan Agreement was amended to permit borrowing up to $1,000,000. As of September 30, 2013, the aggregate outstanding principal balance due to Mr. Horne under the Loan Agreement amounts to $980,000 and is comprised of 11 notes in amounts ranging from $50,000 to $195,000. The interest rate on such notes is 8%. Further, one additional note with Mr. Horne in the amount of $50,000, with an interest rate of 7%, is convertible into Company common stock at an exercise price of $.10 per share. The related accrued interest balance at September 30, 2013 for all the aforementioned notes issued to Mr. Horne is $170,000.

Evan Auld-Susott Note

In March 2011, the Company entered into a receivables financing agreement with Evan Auld-Susott, the Company’s former Chief Executive Officer, as agent of the Susott Family Limited Partnership (FLP). Under the terms of the agreement, Mr. Auld-Susott agreed to finance specific accounts receivable under a line of credit for up to $500,000 at an interest rate of 13%. In spite of the collection of the related accounts receivables, the note remains outstanding. As of September 30, 2013, the outstanding balance is $209,000 and the accrued interest balance is $51,000. The loan is not convertible into any of the Company’s equity securities.

Trevor Foster Note

On December 29, 2011, the Company entered into a Loan Agreement with Trevor Foster pursuant to which the Company borrowed $100,000 from Mr. Foster in exchange for a promissory note. The note is payable on a quarterly basis and fully due and payable December 29, 2013. The Loan Agreement and Promissory Note provide for interest at a rate of 7% per annum on the outstanding principal, payable quarterly beginning September 30, 2012. No such principal and interest payments have been made by the Company. The note is unsecured. On May 7, 2012 an amendment was made to the Loan Agreement that permits Mr. Foster to convert the entire principal loan balance into Company common stock at a conversion price equal to $.10 per share. As of September 30, 2013, the outstanding balance of the loan is $100,000 and the accrued interest balance is $12,000.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and September 23, 2012

Other Borrowings

On February 19, 2013, the Company entered into a security purchase agreement with Asher Enterprises, Inc. (“Asher”). The Company issued a convertible note with a principal amount of $58,000 and maturity date of November 21, 2013. The note bears interest of 8%, payable at maturity, or earlier in the event of prepayment, and is convertible into common stock at a Variable Conversion Price of 58% of the Market Price. The Market Price is defined as the average of the lowest three closing bid prices during a ten day period prior to conversion. The issuance of the Note was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company had the right to prepay the obligation at any time prior to August 18, 2013 with a payment of principal, a premium ranging up to 44% of principal and accrued and unpaid interest.

On May 21, 2013, the Company received notification that its failure to file this Form 10-Q for the quarter ended March 31, 2013 with the Securities & Exchange Commission (“SEC”) on a timely basis had resulted in an Event of Default, as defined, under the security purchase agreement with Asher, which was not cured within the 5-day period allowed. Accordingly, in accordance with the terms of the convertible note, the principal amount increased to 150% of the original note amount, or $87,000 (“Default Amount”), the interest rate of 8% increased to a default interest rate of 22%, and the obligation of $87,000 and accrued interest thereon became payable on demand and convertible upon the sole election of Asher. This Event of Default was cured with the filing of Form 10-Q for the quarter ended March 31, 2013 with the SEC on August 20, 2013, at which time the interest rate reverted to 8%.

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

On March 12, 2013, the Company entered into a Promissory Note and Confessed Judgment agreement with a creditor to finance an outstanding liability in the amount of $153,498. Monthly principal payments in the amount of $25,583 plus interest of 6% were scheduled to begin August 1, 2013 with a final balloon payment of $51,166 to be made on December 1, 2013. To date, the Company has not made any of the required monthly principal and interest payment; accordingly, this note is in default. On September 3, 2013, the creditor filed a Confession of Judgment whereby the Promissory Note will earn interest at the rate of 6% from August 2, 2013 until date of payment.

The Company and the landlord for its corporate office entered into a promissory note dated August 1, 2013 in the amount of $21,462 representing unpaid rent due under the former lease agreement and payable in three monthly installments due September 1, October 1 and November 1, 2013, less a $3,500 credit. As part of the overall settlement, the Company ceded to its landlord certain fully depreciated furniture in exchange for a $3,500 credit against a past due obligation of $24,963. This credit is recorded as a gain on disposition of property and equipment in the accompanying statement of operations. In the event the Company vacates the premises before satisfying all financial obligations under the amended lease, it will be required to cede to its landlord the remainder of its furniture for which it would receive an additional credit of $6,500 against the remaining obligation. The August 1, 2013 note was cosigned by the Company’s Chairman, Darryl Horne. See Note 9 – Subsequent Event.

6. LINE OF CREDIT

In April 2011, the Company entered into a financing agreement with United Capital Funding under which the Company can elect to factor certain eligible accounts receivable. The Company is able to receive up to 85 percent of the amount of any invoices factored to the lender. The agreement calls for a minimum factoring fee of 4.25% for the first five days and 4.25% for each additional five day period. At September 30, 2013, the amount borrowed and payable under this facility is $0.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and September 23, 2012

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

On January 3, 2012, 91 Hill, LLC, an entity owned by Darryl Horne, the Company’s Chairman, and an affiliate of Evan Auld-Susott, the Company’s former Chief Executive Officer, exercised 500,000 shares of its stock option to purchase up to 2,000,000 common shares at the exercise price of $0.10 per share. Such shares were sold in May 2013. The remainder of the option to purchase 1,500,000 common shares expired on December 31, 2012.

The Company has a stock option plan available to eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company by providing eligible persons an additional incentive to promote the success of the Company as deemed appropriate by senior management. This is accomplished by providing for the granting of Non-Statutory Stock Options to employees, non-employee directors, consultants and advisors. During the nine months ended September 30, 2013, the Company did not make any option grants.

The fair values of stock option awards are determined using the Black-Sholes option pricing model. The related compensation expense is recognized on a straight-line basis over the vesting period. The Company, beginning in 2006, has provided for a vesting period for most options granted.

The table below summarizes our stock option activity during the nine months ended September 30, 2013.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs)	Aggregate Intrinsic Value
Options Outstanding 12/31/2012	566,790	$0.22	1.30	$0
Granted	-
Exercised	-
Forfeited	(161,790)	$0.27
Options Outstanding 09/30/2013	405,000	$0.20	0.57	$0
Options Exercisable 09/30/2013	211,833	$0.17	0.57	$0

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space at one location in the United States. Rent expense totaled approximately $92,000 and $102,000 for the nine month periods ending September 30, 2013 and September 23, 2012, respectively. The lease termination date of August 31, 2013 for this office space was renegotiated to terminate June 30, 2013 after which the Company will rent a reduced amount of space on a month to month basis.

Horne International, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and September 23, 2012

Contingent Liabilities

The Company, through its Horne Engineering Services subsidiary, was a member of Weskem LLC a company that specialized in environmental remediation. In 2011 the Company received notice of an outstanding legal liability of $10,000 associated with the activities of Weskem. There may be future liabilities, but at this time such liabilities are not quantifiable.

9. SUBSEQUENT EVENT

Under an amended lease agreement and related promissory note, the Company is in arrears for the October 1 and November 1, 2013 rent payments, the September 1 and October 1, 2013 security deposit payments and the September 1, October 1, and November 1, 2013 promissory note payments described in Note 5.

On October 30, 2013, the Company entered into a security purchase agreement with Asher Enterprises, Inc. (“Asher”). The Company issued a convertible note with a principal amount of $25,500 and maturity date of August 1, 2014. The note bears interest of 8%, payable at maturity, or earlier in the event of prepayment, and is convertible into common stock at a Variable Conversion Price of 51% of the Market Price. The Market Price is defined as the average of the lowest three closing bid prices during a ten day period prior to conversion.

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

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Description of the Company

The Company has historically provided a variety of services through its wholly-owned subsidiaries; Horne Engineering Services LLC, Hornet LLC, and BEES LLC.

Horne Engineering Services LLC focuses on providing program engineering, energy solutions, occupational safety and health, environmental sciences, acquisition and procurement, business process engineering, public outreach, and product solutions. Our primary customer in this segment is the U.S. Government, with specific focus within the Departments of Homeland Security, Defense, Transportation and other civilian agencies.

On February 6, 2012 the Company incorporated Hornet LLC. The Company focuses on cloud based technology, by providing hosted voice services, application and infrastructure management, and security solutions with the anticipation of having both Government and Commercial accounts.

On February 6, 2012, the Company incorporated BEES LLC to expand its current Efficiency Solutions business. The Company expects that BEES LLC will provide services to maximize building energy efficiency with a focus on Commercial and Government customers. As of September 30, 2013, BEES LLC had not commenced business operations.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.

Critical Accounting Policies and estimates

In our Form 10-K for the fiscal year ended December 31, 2012, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, stock-based compensation and net operating losses and tax credit carryforwards. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2013.

Horne International, Inc.

Comparison of THREE Months Ended September 30, 2013 and september 23, 2012

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (in thousands)

	Three Months Ended
	September 30, 2013		September 23, 2012
Revenue	$11	100.0%	$1,001	100.0%
Gross profit	8	72.7%	158	15.8%
Net operating loss	$(124)	(1,127.3%)	(330)	(33.0%)

Revenue for the quarter ended September 30, 2013, decreased to $11,000 from $1,001,000 in the quarter ended September 23, 2012, a decrease of approximately $990,000. The principal reason for the decrease was the termination of the Company’s two major contracts in effect in 2012, with no new contracts entered into during the quarter ended September 30, 2013, nor in the prior two quarters, as new sources of revenue. Gross profit decreased due to the substantial decrease in revenue. Compared to the third quarter of 2012, the lower operating loss in the current quarter is principally due to a significant decrease in general and administrative expenses to $132,000 in the current period from $488,000 in the year ago period, or $356,000, partially offset by a $151,000 reduction in gross profit that resulted from the decrease in revenue. The decrease in general and administrative expenses was principally the result of lower compensation and related costs.

Comparison of NINE Months Ended SEPTEMBER 30, 2013 AND SEPTEMBER 23, 2012

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

Consolidated Overview (in thousands)

	Nine months ended
	September 30, 2013		September 23, 2012
Total revenue	$61	100.0%	$3,405	100.0%
Gross profit	(6)	(9.8%)	458	11.5%
Operating loss	(512)	(839.3%)	(974)	(22.7%)

Revenue for the nine months ended September 30, 2013, decreased to $61,000 from $3,405,000 in the nine months ended September 23, 2012, a decrease of $3,344,000. The principal reason for the decrease was the termination of the Company’s two major contracts in effect in 2012, with no new contracts entered into during the nine months ended September 30, 2013, as new sources of revenue. Gross profit decreased due to the substantial decrease in revenue. Compared to the first nine months of 2012, the lower operating loss in the current quarter is principally due to a significant decrease in general and administrative expenses to $506,000 in the current period from $1,432,000 in the year ago period, or $926,000, partially offset by a 465,000 reduction in gross profit that resulted from the decrease in revenue. The decrease in general and administrative expenses was principally the result of lower compensation and related costs.

Horne International, Inc.

Liquidity and Capital Resources

The cash balance at September 30, 2013 was $0. During the nine months ended September 30, 2013 cash decreased by $8,000 principally due to the net loss sustained of $724,000 and reduction in accrued expenses of $761,000 following the collection of related accounts receivable, offset by net non-cash charges of $81,000, collections of $1,179,000 of receivables, and a net increase in debt financing of $149,000.

The Company’s independent registered public accountants stated in their report on the consolidated financial statements of the Company for the year ended December 31, 2012, that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. For the nine months ended September 30, 2013, the Company experienced a major decrease in revenue, incurred a net loss of $724,000 and had a stockholders’ deficit of $2,653,000 million as of that date.

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

The Company at present has no binding commitments for additional financing. There is no guarantee that such additional financing will be available to the Company on commercially reasonable terms, or at all.

Due to the conditions and events discussed above, there is substantial doubt about the Company’s ability to continue as a going concern.

See Note 1 - Organization and Nature of Business and Uncertainty, in the accompanying consolidated financial statements.

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

Horne International, Inc.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon that evaluation, management concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report; in prior reporting periods management had concluded that these disclosure controls and procedures were not effective.

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

In prior reporting periods we identified material weaknesses in our internal control over financial reporting, which, if not remedied effectively, could have had an adverse effect on our business, results of operations and financial condition, and the trading price of our common stock. Management, in part through the documentation and assessment of our internal control over financial reporting and pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and item 308 of Regulation S-K, concluded in prior reporting periods, that our internal control over financial reporting had material weaknesses. Formerly, management of the Company did not have the ability to either effectively or efficiently prepare consolidated financial statements in accordance with generally accepted accounting principles or pursuant to the rules and regulations of the Securities and Exchange Commission Form l0-Q. We have taken certain actions, including the addition of a qualified Chief Financial Officer to management, to address prior material weaknesses. Our inability to fully remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2013 the principal change in our internal control over financial reporting (as defined in rule 13 a-i 5(f) under the exchange act) has been the aforementioned addition of a Chief Financial Officer, which has, among other things, permitted an improvement in segregation of duties and the timely preparation of consolidated financial statements in accordance with generally accepted accounting principles or pursuant to the rules and regulations of the Securities and Exchange Commission Form l0-Q.

Horne International, Inc.

PART II - OTHER INFORMATION

ITEM 1.

item 1a. risk factors.

There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Horne International, Inc.

EXHIBITS

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, filed August 28, 1998 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.2	Certificate of Renewal and Revival, filed March 24, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.3	Certificate of Amendment of Certificate of Incorporation, filed April 8, 2003 (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.4	Certificate of Merger filed with the Delaware Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.5	Articles of Merger filed with the Florida Secretary of State (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
3.6	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2005).
3.7	Amended and Restated Bylaws of Spectrum Sciences & Software Holdings Corp., as amended (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006).
3.8	Amended Articles of Incorporation of Horne International, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2006).
4.1	Specimen Certificate of Common Stock (previously filed in registration statement on Form 10-SB File No. 1-31710, filed with the Securities and Exchange Commission on June 10, 2003).
10.1	Amended Notes of Darryl K. Horne and Trevor R. Foster (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2012).
14.1	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 13, 2004).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer & Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** To be filed by amendment.

Horne International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORNE INTERNATIONAL, INC.

November 14, 2013	By:	/s/ Dallas Evans
Date	Dallas Evans
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John E. Donahue
Chief Financial Officer (Principal Accounting Officer)

